Form 10-Q
period 2021-06-30
Outbrain Inc.
filed 2021-08-20
CIK 1454938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission file number 001-40643
Outbrain Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5391629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 West 19th Street,	New York,	NY	10011
(Address of Principal Executive Offices) (Zip Code)
Registrant's telephone number, including area code: (646) 859-8594
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	OB	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of July 31, 2021, Outbrain Inc. had 55,151,688 shares of common stock outstanding.

Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions. We have based these forward-looking statements largely on our current expectations and projections regarding future events and trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those projected in the forward looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
•overall advertising demand and traffic generated by our media partners;
•factors that affect advertising spending, such as economic downturns and unexpected events;
•the effects of the ongoing and evolving COVID-19 pandemic, including the resulting global economic uncertainty, and measures taken in response to the pandemic;
•our ability to continue to innovate, and adoption by our advertisers and media partners of our expanding solutions;
•our ability to extend our reach into evolving digital media platforms;
•our ability to continue to grow our business;
•our research and development efforts;
•the loss of one or more of our large media partners, and our ability to expand our advertiser and media partner relationships;
•our future financial and operating results;
•our ability to compete effectively against current and future competitors;
•our ability to maintain our profitability despite quarterly fluctuations in our results, whether due to seasonality, large cyclical events, or other causes; and
•our ability to maintain and scale our technology platform.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not occur. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Part I Financial Information
Item 1. Financial Statements
OUTBRAIN INC.
Condensed Consolidated Balance Sheets
(In thousands, except for number of shares and par value)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,334	$93,641
Accounts receivable, net of allowances	168,127	165,449
Prepaid expenses and other current assets	22,202	18,326
Total current assets	301,663	277,416
Property, equipment and capitalized software, net	23,460	24,756
Intangible assets, net	7,426	9,812
Goodwill	32,881	32,881
Other assets	12,383	11,621
TOTAL ASSETS	$377,813	$356,486

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$131,171	$118,491
Accrued compensation and benefits	17,910	23,000
Accrued and other current liabilities	93,321	109,747
Deferred revenue	5,513	5,512
Total current liabilities	247,915	256,750
Other liabilities	16,587	17,105
TOTAL LIABILITIES	$264,502	$273,855

Commitments and Contingencies (Note 8)
Convertible preferred stock, par value of $0.001 per share, Series A, B, C, D, E, F, G and H — aggregate of 27,766,563 shares authorized as of June 30, 2021 and December 31, 2020; and aggregate of 27,652,449 shares issued and outstanding as of June 30, 2021 and December 31, 2020	162,444	162,444
STOCKHOLDERS’ DEFICIT:
Common stock, par value of $0.001 per share — 65,183,785 shares authorized as of June 30, 2021 and December 31, 2020; 17,764,264 and 17,158,802 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	18	17
Additional paid-in capital	97,277	92,705
Accumulated other comprehensive loss	(4,130)	(4,290)
Accumulated deficit	(142,298)	(168,245)
TOTAL STOCKHOLDERS’ DEFICIT	(49,133)	(79,813)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$377,813	$356,486

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Operations
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)
Revenue	$247,153	$157,862	$475,177	$335,194
Cost of revenue:
Traffic acquisition costs	180,324	118,140	347,937	254,946
Other cost of revenue	7,767	7,648	14,709	15,521
Total cost of revenue	188,091	125,788	362,646	270,467
Gross profit	59,062	32,074	112,531	64,727
Operating expenses:
Research and development	8,474	6,903	16,902	13,885
Sales and marketing	21,186	17,816	41,054	38,111
General and administrative	12,247	7,056	22,640	21,949
Total operating expenses	41,907	31,775	80,596	73,945
Income (loss) from operations	17,155	299	31,935	(9,218)
Other income (expense), net:
Interest expense	(189)	(266)	(359)	(431)
Interest income and other income (expense), net	(943)	(685)	(3,196)	556
Total other income (expense), net	(1,132)	(951)	(3,555)	125
Income (loss) before provision for income taxes	16,023	(652)	28,380	(9,093)
Provision for income taxes	822	1,971	2,433	3,100
Net income (loss)	$15,201	$(2,623)	$25,947	$(12,193)

Net income (loss) per common share:
Basic	$0.34	($0.16)	$0.58	($0.73)
Diluted	$0.28	($0.16)	$0.51	($0.73)
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)
Net income (loss)	$15,201	$(2,623)	$25,947	$(12,193)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,060)	155	160	(1,682)
Comprehensive income (loss)	$14,141	$(2,468)	$26,107	$(13,875)
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
(In thousands, except for number of shares)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – April 1, 2021	27,652,449	$162,444	17,367,049	$17	$94,540	$(3,070)	$(157,499)	$(66,012)
Issuance of common stock upon exercise of employee stock options	—	—	292,745	1	1,237	—	—	1,238
Issuance of common stock upon vesting of restricted stock units	—	—	104,470	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,500	—	—	1,500
Other comprehensive loss	—	—	—	—	—	(1,060)	—	(1,060)
Net income	—	—	—	—	—	—	15,201	15,201
Balance –June 30, 2021	27,652,449	$162,444	17,764,264	$18	$97,277	$(4,130)	$(142,298)	$(49,133)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2020	27,652,449	$162,444	17,158,802	$17	$92,705	$(4,290)	$(168,245)	$(79,813)
Issuance of common stock upon exercise of employee stock options	—	—	395,891	1	1,533	—	—	1,534
Issuance of common stock upon vesting of restricted stock units	—	—	209,571	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,039	—	—	3,039
Other comprehensive income	—	—	—	—	—	160	—	160
Net income	—	—	—	—	—	—	25,947	25,947
Balance –June 30, 2021	27,652,449	$162,444	17,764,264	$18	$97,277	$(4,130)	$(142,298)	$(49,133)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – April 1, 2020	27,652,449	$162,444	16,716,692	$17	$89,599	$(7,360)	$(182,180)	$(99,924)
Issuance of common stock upon exercise of employee stock options	—	—	42,289	—	115	—	—	115
Issuance of common stock upon vesting of restricted stock units	—	—	73,834	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,003	—	—	1,003
Other comprehensive income	—	—	—	—	—	155	—	155
Net loss	—	—	—	—	—	—	(2,623)	(2,623)
Other	—	—	—	—	—	—	2	2
Balance –June 30, 2020	27,652,449	$162,444	16,832,815	$17	$90,717	$(7,205)	$(184,801)	$(101,272)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2020	27,652,449	$162,444	16,584,315	$17	$88,446	$(5,523)	$(172,602)	$(89,662)
Issuance of common stock upon exercise of employee stock options	—	—	100,525	—	438	—	—	438
Issuance of common stock upon vesting of restricted stock units	—	—	147,975	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,833	—	—	1,833
Other comprehensive loss	—	—	—	—	—	(1,682)	—	(1,682)
Net loss	—	—	—	—	—	—	(12,193)	(12,193)
Other	—	—	—	—	—	—	(6)	(6)
Balance –June 30, 2020	27,652,449	$162,444	16,832,815	$17	$90,717	$(7,205)	$(184,801)	$(101,272)
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$25,947	$(12,193)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,285	3,402
Amortization of capitalized software development costs	4,092	3,627
Amortization of intangible assets	1,818	2,401
Loss (gain) on sale of assets	4	(1,112)
Stock-based compensation	2,948	1,858
Provision for doubtful accounts	1,385	1,128
Deferred income taxes	(602)	(221)
Other	3,211	(1,492)
Changes in operating assets and liabilities:
Accounts receivable	(3,852)	37,373
Prepaid expenses and other current assets	(4,565)	(941)
Other assets	(465)	(1,494)
Accounts payable	12,380	(1,817)
Accrued and other current liabilities	(21,201)	5,893
Deferred revenue	(7)	937
Other	483	454
Net cash provided by operating activities	24,861	37,803

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(676)	(1,175)
Capitalized software development costs	(5,089)	(4,468)
Proceeds from sale of assets	—	1,117
Other	(31)	(30)
Net cash used in investing activities	(5,796)	(4,556)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options and warrants	1,542	405
Deferred financing costs	(494)	—
Principal payments on capital obligation arrangements	(2,273)	(2,606)
Borrowings on revolving credit facility	—	10,000
Net cash (used in) provided by financing activities	(1,225)	7,799

Effect of exchange rate changes	(161)	(1,312)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	17,679	39,734
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	94,067	49,982
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	111,746	$89,716

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$111,334	$89,327
Restricted cash, included in other assets	412	389
Total cash, cash equivalents, and restricted cash	111,746	$89,716
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$1,958	$462
Cash paid for interest	$331	$390
Stock-based compensation capitalized for software development costs	$85	$110
Purchases of property and equipment included in accounts payable	$57	$71
Property and equipment financed under capital obligation arrangements	$1,837	$2,532
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization, Description of Business, Basis of Presentation, Use of Estimates and Recently Issued Accounting Pronouncements
Organization and Description of Business
Outbrain Inc., together with our subsidiaries, (“Outbrain”, the “Company”, “we”, “our” or “us”) was incorporated in August 2006 in Delaware. The Company is headquartered in New York, New York and has wholly-owned subsidiaries in Israel, Europe, Asia, Brazil and Australia.
Outbrain is a leading recommendation platform powering the open web. Our platform provides personalized recommendations that appear as links to content, advertisements and videos on media owners’ online properties. We generate revenue from marketers through user engagements with promoted recommendations that we deliver across a variety of third-party media owners’ properties. We pay traffic acquisition costs to our media owner partners on whose digital properties the recommendations are shown. Our advertiser solutions are mainly priced using a performance-based model based on the actual number of engagements generated by users, which is highly dependent on our ability to generate trustworthy and interesting recommendations to individual users based on our proprietary algorithms. A small portion of our revenue is generated through advertisers participating in programmatic auctions wherein the pricing is determined by the auction results and not dependent on user engagement.
Basis of Presentation
The accompanying condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and are unaudited. Certain information and disclosures normally included in condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2020.
In July 2021, the Company completed a 1-for-1.7 reverse stock split of its common and convertible preferred stock. All shares presented within these condensed consolidated financial statements have been adjusted to reflect the reverse stock split for all periods presented. See Note 22, “Subsequent Events” for additional information.
Offering Costs
In connection with the Company’s initial public offering (“IPO”), the Company incurred certain accounting, legal, and financing costs directly related to the offering. Such costs will be recorded against the proceeds from the offering. In July 2021, the Company completed its IPO. See Note 11, “Subsequent Events” for additional information.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. Estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the allowance for doubtful accounts, sales allowance, software development costs eligible for capitalization, valuation of deferred tax assets, the useful lives of property and equipment, the useful lives and fair value of intangible assets and goodwill, the fair value of stock-based awards, the recognition and measurement of income tax uncertainties and other contingencies. Actual results could differ materially from these estimates.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Certain Risks and Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, restricted cash and accounts receivable. Our cash and cash equivalents and restricted cash are generally invested in high-credit quality financial instruments with both banks and financial institutions to reduce the amount of exposure to any single financial institution.
We generally do not require collateral to secure accounts receivable. No single marketer accounted for 10% or more of our total revenue for the three months and six months ended June 30, 2021 or June 30, 2020, or for 10% or more of our gross accounts receivable balance as of June 30, 2021 or December 31, 2020.
For the three months and six months ended June 30, 2021, one media owner individually accounted for approximately 10% and 11%, respectively, of our total traffic acquisition costs. For the three months ended June 30, 2020, two media owners each individually accounted for 10% and 14% of our total traffic acquisition costs, and each accounted for 12% and 14% of our total traffic acquisition costs for the six months ended June 30, 2020.
Segment Information
We have a single operating and reporting segment. Our chief operating decision maker is our Co-Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis.
Recently Issued Accounting Pronouncements
Under the JOBS Act, the Company meets the definition of an emerging growth company and can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the Company is no longer an emerging growth company or until the Company affirmatively and irrevocably opts out of the extended transition period.
Recently adopted accounting pronouncements
On January 1, 2021, we early adopted Accounting Standards Update (“ASU”) 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplified the accounting for convertible debt instruments by reducing the number of accounting models used to allocate proceeds from five to three, removing certain conditions for equity classification and amending earnings per share calculations to assume share settlement and to require the if-converted method to be applied to all for convertible debt instruments. The adoption of this standard did not have an impact on our consolidated financial statements as of the date of adoption. We will apply this guidance to our Convertible Notes upon consummation of our IPO.
Recently issued accounting pronouncements not yet adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months, regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). In June 2020 the FASB issued ASU 2020-05 Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities. The amendments in this update defer the effective date of ASU 2016-02 for private companies to fiscal years beginning after December 15, 2021, and interim periods within fiscal

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
years beginning after December 15, 2022. Early application continues to be permitted. The Company plans to adopt this standard on January 1, 2022, as required. The Company is in the process of analyzing its lease portfolio and assessing the impacts of adoption on its consolidated financial statements. The Company expects its assets and liabilities to increase in connection with the recording of right-of-use assets and lease liabilities upon adoption of this standard.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires consideration of forward-looking information to calculate credit loss estimates. These changes will result in an earlier recognition of credit losses. The Company's financial assets held at amortized cost include accounts receivable. The amendments in ASU 2020-05 deferred the effective date for Topic 326 to fiscal years beginning after December 15, 2022. The Company plans to adopt this standard on the earlier of January 1, 2023 or on losing its emerging growth company status. The Company does not expect the adoption of this standard will have a material impact on the consolidated financial statements or related disclosures.
See Note 1 to the Company’s audited consolidated financial statements for the year ended December 31, 2020 in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 23, 2021 for a complete disclosure of the Company’s significant accounting policies.
2. Revenue Recognition
The following table presents total revenue based on where our marketers are physically located:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
USA	$92,991	$62,231	$171,078	$127,781
Europe, the Middle East and Africa (EMEA)	126,033	79,347	252,578	169,824
Other	28,129	16,284	51,521	37,589
Total revenue	$247,153	$157,862	$475,177	$335,194
Contract Balances
There were no contract assets as of June 30, 2021 or December 31, 2020. Contract liabilities primarily relate to advance payments and consideration received from customers. As of June 30, 2021 and December 31, 2020, the Company’s contract liabilities were recorded as deferred revenue in the condensed consolidated balance sheets.
3. Fair Value Measurements
The following table sets forth the fair value of our financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	June 30, 2021
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:

Restricted time deposit (1)	$—	$412	$—	$412
Severance pay fund deposits (1)	$—	$5,239	$—	$5,239
Total financial assets	$—	$5,651	$—	$5,651
Financial Liabilities:
Foreign currency forward contract (2)	$—	$40	$—	$40
Total financial liabilities	$—	$40	$—	$40

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2020
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:

Restricted time deposit (1)	$—	$426	$—	$426
Severance pay fund deposits (1)	$—	$5,379	$—	$5,379
Foreign currency forward contract (3)	$—	$553	$—	$553
Total financial assets	$—	$6,358	$—	$6,358
_____________________
(1)Recorded within other assets
(2)Recorded within accrued and other current liabilities
(3)Recorded within prepaid expenses and other current assets
4. Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consists of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Accounts receivable	$172,928	$169,623
Allowance for doubtful accounts	(4,801)	(4,174)
Accounts receivable, net	$168,127	$165,449
Allowance for Doubtful Accounts
The allowance for doubtful accounts consists of the following activity:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
	(In thousands)
Allowance for doubtful accounts, beginning balance	$4,174	$3,281
Provision for doubtful accounts, net of recoveries	1,446	2,668
Write-offs	(819)	(1,775)
Allowance for doubtful accounts, ending balance	$4,801	$4,174

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consists of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Computer equipment	$35,672	$41,735
Capitalized software development costs	48,902	43,728
Software	3,168	3,444
Leasehold improvements	1,653	2,805
Furniture and fixtures	285	908
Property, equipment and capitalized software, gross	89,680	92,620
Less: accumulated depreciation and amortization	(66,220)	(67,864)
Total property, equipment and capitalized software, net	$23,460	$24,756
Current Liabilities
At June 30, 2021 and December 31, 2020, accrued and other current liabilities of $93.3 million and $109.7 million, respectively, included accrued traffic acquisition costs of $62.3 million and $77.2 million, respectively. In addition, accounts payable included $123.7 million and $111.7 million of traffic acquisition costs as of June 30, 2021 and December 31, 2020, respectively.
5. Goodwill and Intangible Assets
The Company’s goodwill balance was $32.9 million as of June 30, 2021 and December 31, 2020 and the Company has not recorded any accumulated impairments of goodwill.
The gross carrying amount and accumulated amortization of our intangible assets are as follows:

	As of June 30, 2021
	Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	36-48 months	$8,425	$(8,425)	$—
Customer relationships	48 months	5,550	(3,742)	1,808
Publisher relationships	48 months	8,820	(5,154)	3,666
Trade names	8 years	1,747	(511)	1,236
Other	14 years	860	(144)	716
Total intangible assets, net		$25,402	$(17,976)	$7,426

	As of December 31, 2020
	Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	36-48 months	$8,425	$(8,388)	$37
Customer relationships	48 months	5,694	(3,166)	2,528
Publisher relationships	48 months	9,111	(3,986)	5,125
Trade names	8 years	1,805	(395)	1,410
Other	14 years	830	(118)	712
Total intangible assets, net		$25,865	$(16,053)	$9,812

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
No impairment charges were recorded during the three months and six months ended June 30, 2021 and June 30, 2020.
As of June 30, 2021, estimated amortization related to our identifiable acquisition-related intangible assets in future periods was as follows:

As of June 30, 2021	Amount
(In thousands)
2021	$1,781
2022	3,563
2023	805
2024	270
2025	270
Thereafter	737
Total	$7,426
6. Long Term Debt
Revolving Credit Facility
The Company is party to a loan and security agreement (“Revolving Credit Facility”) with Silicon Valley Bank (“SVB”), which matures on November 2, 2021, and provides the Company with an initial maximum borrowing capacity of up to $35.0 million that the Company may use to borrow against its qualifying receivables based on a defined borrowing formula.
The Revolving Credit Facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict the Company's ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of its capital stock, make investments or engage in transactions with our affiliates. The Company is also subject to financial covenants with respect to a monthly modified liquidity ratio and Adjusted EBITDA for trailing six-month periods.
Our obligations under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company with a negative pledge on our intellectual property. The Company was in compliance with all financial covenants under its Revolving Credit Facility as of June 30, 2021.
As of June 30, 2021 and December 31, 2020, we had no borrowings outstanding under our Revolving Credit Facility and our available borrowing capacity was $35.0 million based on the defined borrowing formula.
7. Income Taxes
The Company’s effective tax rates for the three months and six months ended June 30, 2021 were 5.1% and 8.6%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2020 were (302.3)% and (34.1)%, respectively. The changes to the effective tax rates were primarily due to a loss from operations in the prior year periods. The Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to the full valuation allowance recorded against the U.S. deferred tax assets for the three and six months ended June 30, 2021, and our deferred tax assets in the U.S. and in one of our foreign subsidiaries for the three and six months ended June 30, 2020, respectively.
8. Commitments and Contingencies
From time to time, we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, we may receive letters alleging infringement of patent or other intellectual property rights. We are not currently a party to any material legal proceedings, nor are we aware of any pending or threatened litigation that, in our opinion, would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On April 29, 2021, we were notified that the Antitrust Division of the U.S. Department of Justice is conducting a criminal investigation into the hiring in our industry that includes us. We are cooperating with the Antitrust Division. While there can be no assurance regarding the ultimate resolution of this matter, we do not believe that our conduct violated applicable law.
9. Stock-based Compensation
We issue equity awards under our Omnibus Securities and Incentive Plan adopted in September 2007, as amended in January 2009 (the “Plan”). The Plan is administered by the Company’s board of directors or designated person(s) and provides for grants of options, and restricted awards. As of June 30, 2021, approximately 586,964 shares were available for grant under the Plan.
We recognize stock-based compensation for stock-based awards, including stock-options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) based on the estimated fair value of the awards. We estimated the fair value of our stock option awards on the grant date using the Black-Scholes option pricing model. The fair value of our RSAs and RSUs is the fair value of our common stock on the date of grant.
In our accompanying condensed consolidated statements of operations, we recognized stock-based compensation for our employees and non-employees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Research and development	$446	$189	$694	$367
Sales and marketing	784	542	1,339	1,017
General and administrative	231	211	915	474
Total stock-based compensation	$1,461	$942	$2,948	$1,858
During the three months and six months ended June 30, 2021 and June 30, 2020, we have not recorded any stock-based compensation related to our stock option awards, RSAs, RSUs and SARs that vest upon the satisfaction of a performance condition because the performance condition is not probable of occurring until a qualifying liquidity event (qualified IPO or change of control) has occurred. If a qualifying liquidity event had occurred on June 30, 2021, we would have recorded approximately $12.8 million in additional stock-based compensation related to our stock options, RSAs, RSUs and SARs that vest upon the satisfaction of a performance condition. Such expense will be recognized in the third quarter of 2021 as a result of the July IPO (see Note 11, “Subsequent Events” for additional information).
Determination of fair value
The estimated grant-date fair value of our stock options and warrants was calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

Six Months Ended June 30, 2021
Expected term (in years)	6.0 years
Risk-free interest rate	1.07%
Expected volatility	43.6%
Dividend rate	—%
Weighted-average grant date fair value	$5.17

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes stock option, RSA and RSU activity under the Plan and related information:

	Options Outstanding		RSAs and RSUs Unvested and Outstanding
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding—December 31, 2020	5,475,481	$6.36	4,036,409	$9.35
Granted	7,059	$12.33	247,029	$12.33
Exercised/ Vested	(422,231)	$4.62	(209,571)	$9.75
Forfeited	(274,555)	$4.27	(92,411)	$10.10
Outstanding—June 30, 2021	4,785,754	$6.64	3,981,456	$9.50
Exercisable—June 30, 2021	3,603,813	$5.52
Stock Options
The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2021 was $5.17. As of June 30, 2021, total unrecognized stock-based compensation related to unvested stock options was $4.8 million, which is expected to be recognized over a weighted-average period of 3.4 years. Certain stock options vest only upon IPO or other performance conditions.
Restricted Stock Awards
Certain RSAs issued during 2012 and 2013 relate to common stock issued in exchange for loans in the amount of the exercise price of the awards. The awards were also subject to a performance condition that is not probable until an IPO occurs. Because the notes were considered to be in-substance nonrecourse notes receivable, the awards are treated as a stock options for accounting purposes.
Restricted Stock Units
For those RSUs subject to occurrence of a performance condition because the performance condition is not probable until an IPO or certain merger and acquisition events have occurred, we have not recorded any stock-based compensation to date. As of June 30, 2021, the unrecognized stock-based compensation related to unvested RSUs not subject to performance conditions is $10.2 million.
Stock Appreciation Rights (SARs)
The Plan provides for the award of SARs that are granted in connection with a related option to certain employees. The fair value of each SAR award is estimated using a similar method described for stock options. The fair value of each vested SAR award is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value. Because these SARs vest upon an IPO and the satisfaction of other performance conditions and these performance conditions are not probable to occur until an IPO has occurred, we have not recorded any stock-based compensation for the six-month periods ended June 30, 2021 and 2020 or recorded a liability related to these SAR grants as of June 30, 2021 or December 31, 2020. As of June 30, 2021 and December 31, 2020, 3,390 SAR awards were outstanding with a weighted average grant date fair value of $3.93.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock-Based Awards Granted Outside of Equity Incentive Plans
Warrants
The Company issued equity classified warrants to purchase shares of common stock to certain third-party advisors, consultants and financial institutions with exercise prices ranging from $0.37 to $8.28 per share. The exercise period of the warrants is until the earlier of the closing of an IPO, the closing of a deemed liquidation event or the end of the warrant terms. As of June 30, 2021 and December 31, 2020, the Company had 621,089 warrants outstanding with a weighted exercise price of $4.96.
10. Income (Loss) Per Share
We apply the two-class method to calculate basic and diluted income (loss) per share attributable to common stockholders as shares of our convertible preferred stock are participating securities due to their participation rights. The two-class method is an earnings allocation method under which earnings per share is calculated for common stock considering a participating security’s rights to undistributed earnings as if all such earnings had been distributed during the period. Our participating securities are not included in the computation of loss per share attributable to common stockholders in periods of net loss because the convertible preferred stockholders have no contractual obligation to participate in losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except share and per share data)
Numerator:
Basic and diluted:
Net income (loss)	$15,201	$(2,623)	$25,947	$(12,193)
Less: undistributed earnings allocated to participating securities	(9,255)	—	(15,798)	—
Net income (loss) attributable to common stockholders	$5,946	$(2,623)	$10,149	$(12,193)

Denominator:
Basic weighted-average shares used in computing income (loss) attributable to common stockholders	17,519,243	16,752,435	17,371,162	16,696,606
Weighted average dilutive share equivalents:
Stock options, Warrants, RSAs and RSUs	3,417,911	—	2,643,791	—
Diluted weighted-average shares used in computing income (loss) attributable to common stockholders	20,937,154	16,752,435	20,014,953	16,696,606

Net income (loss) per share attributable to common stockholders:
Basic	$0.34	$(0.16)	$0.58	$(0.73)
Diluted	$0.28	$(0.16)	$0.51	$(0.73)

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following weighted average shares have been excluded from the calculation of diluted income (loss) per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Convertible preferred stock	27,652,449	27,652,449	27,652,449	27,652,449
Options to purchase common stock	1,050,000	2,145,915	1,050,000	2,133,454
Warrants	—	339,771	—	339,771
Restricted stock units	133,630	219,770	116,971	245,389
Total shares excluded from diluted income (loss) per share	28,836,079	30,357,905	28,819,420	30,371,063
11. Subsequent Events
Initial Public Offering
On July 22, 2021, the Company’s Form S-1 was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) in connection with the IPO of its common stock and its common stock began trading on Nasdaq on July 23, 2021. On July 27, 2021, the Company closed its IPO and issued 8,000,000 shares of its common stock at an initial offering price of $20.00 per share, for gross proceeds of $160.0 million before deducting underwriting discounts and commissions of $11.2 million. Deferred offering costs, primarily consisting of accounting, legal and other costs directly related to the IPO, were capitalized within prepaid expenses and other current assets in the Company’s balance sheet as of June 30, 2021. Approximately $4 million of transaction costs will be reclassified to stockholders’ equity and recorded against the proceeds of the offering.
In connection with the IPO, all of the shares of the Company’s convertible preferred stock outstanding automatically converted into an aggregate of 28,091,267 shares of the Company’s common stock, with all series converted on a one-to-one basis, with the exception of Series F, which was converted at 1.14-to-1, based on the terms of the Series F agreement and the IPO price. The carrying value of convertible preferred stock of $162.4 million was reclassified to stockholders’ deficit.
Reverse Stock Split
In connection with the IPO, our board of directors and stockholders approved a 1-for-1.70 reverse stock split of our common stock. The reverse stock split became effective on July 13, 2021. The par value of the common stock was not adjusted as a result of the reverse stock split. In addition, adjustments corresponding to the reverse stock split were made to the ratio at which the convertible preferred stock converted into common stock immediately prior to the closing of the IPO, in accordance with existing terms of the convertible preferred stock. All share and per-share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively to reflect the reverse stock split and adjustment of the conversion ratio of the convertible preferred stockholders.
Shares Authorization
In July 2021, the Company’s certificate of incorporation was amended and restated to provide the Company with the authority to issue up to 1.1 billion shares, comprised of 1.0 billion shares of $0.001 par value common stock and 0.1 billion shares of $0.001 par value preferred stock. Each holder of common stock is entitled to one vote with respect to each share of common stock and is entitled to dividends, if and when declared by the Board of Directors, subject to preferential rights of preferred stockholders.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Equity Plans
In July 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Long-Term Incentive Plan (the “LTIP”), which became effective in connection with the closing of the Company’s IPO. A total of 5,050,000 shares of the Company’s common stock have been reserved for issuance under the LTIP, which is subject to automatic annual increases. The LTIP may be used to grant stock options, full value awards and cash incentive awards. The number of shares of common stock reserved for future issuance under the 2021 Plan will also be increased pursuant to provisions for annual automatic evergreen increases. The Company’s previous awards issued under its 2007 Omnibus Securities and Incentive Plan (“2007 Plan”), as amended and restated on January 21, 2009 remain subject to the 2007 Plan, including its lock-up provisions of up to 180 days after the IPO.
In July 2021, the Company’s Board of Directors adopted, and its stockholders approved, a new 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the closing of the Company’s IPO. A total of 1,263,000 shares of the Company’s common stock have been reserved for issuance under the ESPP, which is subject to automatic annual increases.
Convertible Notes
On July 1, 2021, the Company completed the sale of $200 million aggregate principal amount of senior subordinated secured notes due July 1, 2026 (the “Notes”), in a private placement to one or more institutional investors affiliated with and funds managed by The Baupost Group, L.L.C. (the “Baupost Investors”), pursuant to a Senior Subordinated Secured Note Purchase Agreement dated July 1, 2021 (the “Note Purchase Agreement”). The Notes, which were exchanged and cancelled upon the IPO, bore interest that accrued at the rate of (i) prior to July 1, 2024, 10.0% per annum and (ii) on and after July 1, 2024, 14.5% per annum, payable quarterly and were guaranteed by certain of the Company’s wholly-owned subsidiaries and secured by a second priority lien on all of the Company’s and its subsidiaries’ tangible and intangible assets, subject to certain excluded assets, permitted liens and customary exceptions.
On July 27, 2021, in connection with the closing of the Company’s IPO and pursuant to the terms of the Note Purchase Agreement, the Company exchanged $200 million aggregate principal amount of the Notes due July 1, 2026 for $236 million aggregate principal amount of the Company’s 2.95% Convertible Senior Notes due 2026 (the “Convertible Notes”), pursuant to an indenture, dated as of July 27, 2021 (the “Indenture”), between the Company and The Bank of New York Mellon, as trustee. Upon the issuance of such Convertible Notes, the Notes and the obligations of the Company and the guarantee thereunder have been canceled and extinguished. The Convertible Notes will mature on July 27, 2026, unless earlier converted, redeemed or repurchased.
Interest on the Convertible Notes accrues from July 27, 2021 and is payable semi-annually in arrears on January 27 and July 27 of each year, beginning on January 27, 2022, at a rate of 2.95% per year. The initial conversion rate for the Convertible Notes is 40 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of $25 per share of the Company’s common stock), subject to adjustment.
The Company may not redeem the Convertible Notes prior to July 27, 2024. On or after July 27, 2024, the Company may redeem for cash all or any portion of the Convertible Notes, at its option, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. In addition, calling any Convertible Note for redemption will constitute a “make-whole fundamental change” (as defined in the Indenture) with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased if it is converted by holders after it is called for redemption.
Holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amount, into shares of the Company’s common stock at any time until the second scheduled trading day immediately preceding the maturity date, at the conversion rate then in effect. The Company will settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of common stock, or a combination thereof, at its election.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Upon the occurrence of a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the Convertible Notes may require the Company to repurchase for cash all or any portion of their Convertible Notes in principal amounts of $1,000 or an integral multiple thereof, at a repurchase price of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. In addition, following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event or convert its Convertible Notes called for redemption during the related redemption period, as the case may be.
The Indenture contains customary covenants and events of default.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 23, 2021 (the “Prospectus”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations, and involve risks and uncertainties. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on From 10-Q, particularly under the captions “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Overview
Outbrain is a leading recommendation platform powering the open web. Founded in 2006, we pioneered the online content recommendation category. Fueled by over 1 billion data events gathered each minute, our platform matches audiences with personalized content and ads, driving quality engagement while delivering efficient, sustainable monetization. In 2020, our platform enabled over 7,000 online properties, including many of the world’s most prestigious publications, helping them engage their users and monetize their visits. In 2020, we provided personalized content feeds and ads to approximately 1 billion monthly unique users, delivering on average over 10 billion recommendations per day, with over 20,000 advertisers using our platform.

Over the past decade, consumers have become increasingly accustomed to seeing highly curated digital content and ads that align with their unique interests. Similar to the way in which social media and search have simplified discovery by synthesizing billions of consumer data points to offer personalized feeds, we provide media partners with a platform that encompasses data scale as well as prediction and recommendation capabilities, helping them deliver a personalized feed of recommendations tailored to their users, based on user interests, preferences, and context. We are a mobile-first company and our Smartfeed™ technology and recommendations are highly effective on mobile devices. We generated over 66% of our revenue on mobile platforms in 2020.
Since inception, we have been guided by the same core principles pertaining to our three constituents: media partners, users, and advertisers.
Media Partners. We are committed to the long-term success of our media partners. Consistent with this philosophy, we focus on developing trusted, transparent, typically exclusive, multi-year partnerships with media partners, both traditional and in new and rapidly evolving categories.
Users. We believe that by focusing on improving the user experience we are able to cultivate user behavior patterns that compound engagement over time, delivering superior long-term monetization for ourselves and for our media partners.
Advertisers. We strive to grow our advertising business by increasing overall user engagement, rather than price per engagement. Our emphasis on user engagement helps us improve advertisers’ return on ad spend (“ROAS”) thus unlocking more advertising spend and attracting additional advertisers. In turn this enables us to better match ads to users and further grow user engagement and overall monetization.
Through our relationships with media partners, we have become one of the largest online recommendation and advertising platforms on the open web. In July 2021, we completed our IPO and our common stock began trading on Nasdaq.
The following is a summary of our performance for the periods presented:
•Our revenue increased 56.6%, totaling $247.2 million for the three months ended June 30, 2021, compared to $157.9 million for the three months ended June 30, 2020. Our revenue increased 41.8%, totaling $475.2 million for the six months ended June 30, 2021, compared to $335.2 million for the six months ended June 30, 2020.
•Our gross profit was $59.1 million and our gross margin was 23.9% for the three months ended June 30, 2021, compared to gross profit of $32.1 million and gross margin of 20.3% for the comparable prior year period. Our gross profit was $112.5 million and our gross margin was 23.7% for the six months ended June 30, 2021, compared to gross profit of $64.7 million and gross margin of 19.3% for the comparable prior year period.

•Our Ex-TAC Gross Profit(1) increased 68.2% to $66.8 million for the three months ended June 30, 2021, compared to $39.7 million for the three months ended June 30, 2020. Our Ex-TAC Gross Profit(1) increased 58.6% to $127.2 million for the six months ended June 30, 2021, compared to $80.2 million for the six months ended June 30, 2020.
•Our net income increased $17.8 million to $15.2 million, or 25.7% of gross profit, for the three months ended June 30, 2021, compared to a net loss of $2.6 million, or (8.2)% of gross profit, for the three months ended June 30, 2020. For the six months ended June 30, 2021, our net income increased $38.1 million to $25.9 million, or 23.1% of gross profit,, compared to a net loss of $12.2 million, or (18.8)% of gross profit, for the six months ended June 30, 2020.
•Our Adjusted EBITDA(1) increased to $24.6 million for the three months ended June 30, 2021, from $5.2 million for the three months ended June 30, 2020. Adjusted EBITDA(1) was 36.8% and 13.0% of Ex-TAC Gross Profit(1) for the three months ended June 30, 2021 and 2020, respectively. Our Adjusted EBITDA(1) increased to $45.2 million for the six months ended June 30, 2021, from $7.3 million for the six months ended June 30, 2020. Adjusted EBITDA(1) was 35.5% and 9.1% of Ex-TAC Gross Profit(1) for the six months ended June 30, 2021 and 2020, respectively.

______________________
(1)Ex-TAC Gross Profit and Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Reconciliations” for the definitions and limitations of these measures, and reconciliations to the most comparable GAAP financial measures.
Recent Developments
Initial Public Offering
On July 22, 2021, our Form S-1 was declared effective by the SEC in connection with our IPO and our common stock began trading on Nasdaq on July 23, 2021. On July 27, 2021, we closed our IPO and issued 8,000,000 shares of our common stock at an initial offering price of $20.00 per share, for gross proceeds of $160.0 million before deducting underwriting discounts and commissions of $11.2 million and approximately $4 million of other transaction costs.
In connection with the IPO, all of the shares of the Company’s convertible preferred stock outstanding automatically converted into an aggregate of 28,091,267 shares of the Company’s common stock, with all series converted on a one-to-one basis, with the exception of Series F, which was converted at 1.14-to-1, based on the terms of the Series F agreement and the IPO price. The carrying value of convertible preferred stock of $162.4 million was reclassified to stockholders’ deficit.
Reverse Stock Split
In connection with the IPO, our board of directors and stockholders approved a 1-for-1.70 reverse stock split of our common stock, which became effective on July 13, 2021. All share and per-share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively to reflect the reverse stock split and adjustment of the conversion ratio of the convertible preferred stock.
Convertible Notes
On July 1, 2021, the Company completed the sale of $200.0 million aggregate principal amount of senior subordinated secured notes due July 1, 2026 (the “Notes”), in a private placement to one or more institutional investors affiliated with and funds managed by The Baupost Group, L.L.C., pursuant to a Senior Subordinated Secured Note Purchase Agreement dated July 1, 2021 (the “Note Purchase Agreement”). On July 27, 2021, in connection with the closing of the Company’s IPO and pursuant to the terms of the Note Purchase Agreement, the Company exchanged $200 million aggregate principal amount of the Notes due July 1, 2026 for $236 million aggregate principal amount of the Company’s 2.95% Convertible Senior Notes due 2026 (the “Convertible Notes”), pursuant to an indenture, dated July 27, 2021, between the Company and The Bank of New York Mellon, as trustee. The Convertible Notes will mature on July 27, 2026, unless earlier converted, redeemed or repurchased. See “Liquidity and Capital Resources” for additional information.
COVID-19
In March 2020, the WHO declared the spread of the COVID-19 disease as a global pandemic. The COVID-19 pandemic resulted in a global slowdown of economic activity causing a decrease in demand for a broad variety of goods and services, including those provided by certain advertisers using our platform. Many of our advertisers reduced their advertising spending, which had a negative impact on our revenue during the first half of 2020, as further described within “Results of Operations.” As the world quickly shifted to online activities and advertisers gradually shifted their spending toward digital advertising, our revenue trends improved meaningfully and returned to growth beginning in the second half of 2020. Although we have seen a recovery in the advertising market and our business, the full impact of the COVID-19 disease (including its variant strains) remains uncertain.

Factors Affecting Our Business
Retention and Growth of Relationships with Media Partners
We rely on relationships with our media partners for a significant portion of our advertising inventory and for our ability to increase revenue through expanding their use of our platform. To further strengthen these relationships, we continuously invest in our technology and product functionality to drive user engagement and monetization by (i) improving our algorithms; (ii) effectively managing our supply and demand; and (iii) expanding the adoption of our enhanced products by media partners.
Our relationships with media partners are typically long-term, exclusive and strategic in nature. Our top 20 media partners, based on our 2020 revenue, have been using our platform for an average of seven years, despite their typical contract length being two to three years. Net revenue retention is an important indicator of media partner satisfaction, the value of our platform, as well as our ability to grow revenue from existing relationships.
We calculate media partner net revenue retention at the end of each quarter by starting with revenue generated on media partners’ properties in the same period in the prior year, “Prior Period Retention Revenue.” We then calculate the revenue generated on these same media partners’ properties in the current period, “Current Period Retention Revenue.” Current Period Retention Revenue reflects any expansions within the media partner relationships, such as any additional placements or properties on which we extend our recommendations, as well as contraction or attrition. Our media partner net revenue retention in a quarter equals the Current Period Retention Revenue divided by the Prior Period Retention Revenue. To calculate media partner net revenue retention for year-to-date and annual periods, we sum the quarterly Current Period Retention Revenue and divide it by the sum of the quarterly Prior Period Retention Revenue. These amounts exclude certain revenue adjustments and revenue recognized on a net basis. Our media partner net revenue retention was 150% and 136% for the three months and six months ended June 30, 2021, respectively.
Our growth also depends on our ability to secure new partnerships with media partners. New media partners are defined as those relationships in which revenue was not generated in the prior period, except for limited instances where residual revenue was generated on a media partner’s properties. In such instances, the residual revenue would be excluded from net revenue retention above. Revenue generated on new media partners’ properties contributed approximately 7% to revenue growth for each of the three months and six months ended June 30, 2021.
User Engagement with Relevant Media and Advertising Content
We believe that engagement is a key pillar of the overall value that our platform provides to users, media partners and advertisers. Our algorithms enable effective engagement of users by facilitating the discovery of content, products and services that they find most interesting, as well as connecting them to personalized ads that are relevant to them. We believe that the user experience has a profound impact on long-term user behavior patterns and thus “compounds” over time improving our long-term monetization prospects. This principle guides our behavior, and, as a result, we do not focus on the price of ads, nor on maximizing these, as may be the case with some of our competitors. Given this view, we do not focus on cost-per click or cost-per impression as key performance indicators for the business. Consequently, we have a differentiated approach to monetization as we optimize our algorithms for the overall user experience rather than just for the price of each individual user engagement.
Growth in user engagement is driven by several factors, including enhancements to our recommendation engine, growth in the breadth and depth of our data assets, the increase in size and quality of our content and advertising index, expansion on existing media partner properties where our recommendations can be served and the adoption of our platform by new media partners. As we grow user engagement we are able to collect more data, enabling us to further enhance our algorithms, which in turn helps us make smarter recommendations and further grow user engagement, providing our platform and our business with a powerful growth flywheel. We measure the impact of this growth flywheel on our business by reviewing the growth of Click Through Rate (“CTR”) for ads on our platform. CTR improvements increase the number of clicks on our platform. We believe that we have a significant opportunity to further grow user engagement, and thus our business, as today CTR on our platform is less than 1% of recommendations served.
Advertiser Retention and Growth
We focus on serving ads that are more engaging rather than on the price of the ads. Our growth is partially driven by retaining and expanding the amount of spend by advertisers on our platform, as well as acquiring new advertisers. Improving our platform’s functionality and features increases the attractiveness of our platform to existing and new advertisers while also growing our share of their advertising budgets. We continuously invest in enhancing our technological capabilities to deliver better ROAS and transparency on ad spend, and market these attributes to grow our advertiser base and share of wallet.

Prices paid by advertisers on our platform fluctuate period to period for a variety of reasons, including supply and demand, competition and seasonality. While in 2019 and 2020 average prices on an annual basis were down relative to the prior year, we have noted an upward trend since June 2020. Movements in average prices do not necessarily correlate to our revenue or Ex-TAC Gross Profit trends. In order to grow our revenue and Ex-TAC Gross Profit and maximize value for our advertisers and media partners, our focus as a business is on driving user engagement and ROAS for advertisers, not on optimizing for price.
For the year ended December 31, 2020, over 20,000 unique advertisers were active on our platform. In addition, we continue to grow our programmatic partnerships, enabling us to grow our advertiser base efficiently.
Expansion Into New Environments, New Content Experiences and New Ad Formats
The accelerating pace of technological innovation and adoption, combined with continuously evolving user behavior and content consumption habits, presents multiple opportunities for growth. The emergence of new devices, platforms and environments in which users spend time consuming content is one area of expansion for us. Similarly, the formats in which content can or will be consumed continue to evolve, as well as user-friendly and impactful ad formats that can be delivered in or alongside that content. Fundamentally, we plan to continue making our platform available for media partners on all types of devices and platforms, and all formats of media, that carry their content.
Examples of new environments in which content consumption is expected to grow include connected TVs, screens for autonomous vehicles and public transport, pre-installed applications on new smartphones, smartphone native content feeds, push notifications and email newsletters. We are developing solutions that allow media partners, service providers and manufacturers to provide better curated, personalized and more engaging content feeds and recommendations in these environments.
The development and deployment of new ad formats allow us to better serve users, media partners and, ultimately, advertisers who seek to target and engage users at scale; this continues to open and grow new types of advertiser demand, while ensuring relevance as the environments in which we operate diversify.
Investment in Our Technology and Infrastructure
Innovation is a core tenet of our company and our industry. We plan to continue our investments in our people and our technology in order to retain and enhance our leadership position. For example, improvements to our algorithms help us deliver more relevant ads, driving higher user engagement, thereby improving ROAS for advertisers and increasing monetization for our media partners. In addition, we continue to invest in media partner and advertiser focused tools, technology and products as well as privacy-centric solutions.
We believe that our proprietary micro-services, API-based cloud infrastructure provides us with a strategic competitive advantage as we are able to deploy code an average of 250 times per day and grow in a scalable and highly cost-effective manner. As we develop and deploy solutions for enhanced integration of our technologies in new environments, with new content and ad formats, we anticipate activity through our platform to grow. We anticipate that the investment in our technology, infrastructure and solutions will contribute to our long-term growth.
Industry Dynamics
Our business depends on the overall demand for digital advertising and on the continuous success of our current and prospective media partners. Digital advertising is a rapidly evolving and growing industry, with growth that has outpaced the growth of the broader advertising industry, and it has been more resilient to economic downturns compared to the advertising industry in general. Content consumption is increasingly shifting online, requiring media owners to adapt in order to successfully attract, engage and monetize their users. Given the large and growing volume of content being generated online, content curation tools are increasingly becoming a necessity for users and media owners alike. Advertisers increasingly rely on digital advertising platforms that deliver highly targeted ads and measurable performance. Regulators across most developed markets are increasingly focused on enacting and enforcing user privacy rules as well as tighter oversight of the major ‘walled garden’ platforms. Industry participants have recently been, and likely will continue to be, impacted by changes implemented by platform leaders such as Apple’s change to its Identifier for Advertisers policy and Google’s evolving roadmap pertaining to the use of cookies within its Chrome web browser. Given our focus on innovation, the depth and length of our media partner relationships and our scale, we believe that we are well positioned to address and benefit from many of these industry dynamics.

Definitions of Financial and Performance Measures
Revenue
We generate revenue from advertisers through ads that we deliver across a variety of media partner properties. We charge advertisers for clicks on and, to a lesser extent, impressions of their ads, depending on how they choose to contract with us. We recognize revenue in the period in which the click or impression occurs.
The amount of revenue that we generate depends on the level of demand from advertisers to promote their content to users across our media partners’ properties. We generate higher revenue at times of high demand, which is also impacted by seasonal factors. For any given marketing campaign, the advertiser has the ability to adjust its price in real time and set a maximum daily spend. This allows advertisers to adjust the estimated ad spend attributable to the particular campaign. Due to the measurable performance that our advertisers achieve with us, a significant portion of our advertisers spend with us on an unlimited basis, as long as their ROAS objectives are met.
Our agreements with advertisers provide them with considerable flexibility to modify their overall budget, price (cost per click or cost per impression), and the ads they wish to deliver on our platform.
Traffic Acquisition Costs
We define traffic acquisition costs (“TAC”) as amounts owed to media partners for their share of the revenue we generated on their properties. We incur traffic acquisition costs in the period in which the revenue is recognized. Traffic acquisition costs are based on the media partners’ revenue share or, in some circumstances, based on a guaranteed minimum rate of payment from us in exchange for guaranteed placement of our ads on specified portions of the media partner’s digital properties. These guaranteed rates are typically provided per thousand qualified page views, whereas our minimum monthly payment to the media partner may fluctuate based on how many qualified page views the media partner generates, subject to a maximum guarantee. Traffic acquisition costs also include amounts payable to programmatic supply partners.
Other Cost of Revenue
Other cost of revenue consists of costs related to the management of our data centers, hosting fees, data connectivity costs and depreciation and amortization. Other cost of revenue also includes the amortization of capitalized software that is developed or obtained for internal use associated with our revenue-generating technologies.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of wages, benefits, bonuses and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation, which are expected to show an increase in future periods as a result of certain vesting of shares of restricted stock and RSUs upon the satisfaction of a performance condition upon our IPO. In addition, overall general and administrative expenses are expected to increase in future periods for incremental costs associated with being a public company.
Research and Development.   Research and development expenses are related to the development and enhancement of our platform and consist primarily of personnel and the related overhead costs, amortization of capitalized software for non-revenue generating infrastructure and facilities costs.
Sales and Marketing.   Sales and marketing expenses consist primarily of personnel and the related overhead costs for personnel engaged in marketing, advertising, client services, and promotional activities. These expenses also include advertising and promotional spend on media, conferences and other events to market our services, and facilities costs.
General and Administrative.   General and administrative expenses consist primarily of personnel and the related overhead costs, professional fees, facilities costs, insurance, and certain taxes other than income taxes. General and administrative personnel costs include our executive, finance, human resources, information technology and legal functions. Our professional service fees consist primarily of accounting, audit, tax, legal, information technology and other consulting costs.

Other Income (Expense), Net
Other income (expense), net is comprised of interest expense and interest income and other expense, net.
Interest Expense.   Interest expense consists of interest expense on our revolving credit facility and capital leases. Interest expense may increase as we incur borrowings periodically under our revolving credit facility or if we enter into new debt facilities or capital leasing arrangements. Interest expense is expected to increase in future periods as a result of the July 1, 2021 sale of the Notes and the subsequent exchange of the Notes for Convertible Notes, as further discussed in Liquidity and Capital Resources.
Interest Income and Other Income (Expense), Net.   Interest and other income (expense), net primarily consists of interest earned on our cash and cash equivalents and money market funds, as well as foreign currency exchange gains and losses. Foreign currency exchange gains and losses, both realized and unrealized, relate to transactions and monetary asset and liability balances denominated in currencies other than the functional currencies. Foreign currency gains and losses may continue to fluctuate in the future due to changes in foreign currency exchange rates.
Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, as well as deferred income taxes and changes in valuation allowance, reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Realization of our deferred tax assets depends on the generation of future taxable income. In considering the need for a valuation allowance, we consider our historical and future projected taxable income, as well as other objectively verifiable evidence, including our realization of tax attributes, assessment of tax credits and utilization of net operating loss carryforwards.

Results of Operations
We have one operating segment, which is also our reportable segment. The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Consolidated Statements of Operations:
Revenue	$247,153	$157,862	$475,177	$335,194
Cost of revenue:
Traffic acquisition costs	180,324	118,140	347,937	254,946
Other cost of revenue	7,767	7,648	14,709	15,521
Total cost of revenue	188,091	125,788	362,646	270,467
Gross profit	59,062	32,074	112,531	64,727
Operating expenses:
Research and development	8,474	6,903	16,902	13,885
Sales and marketing	21,186	17,816	41,054	38,111
General and administrative	12,247	7,056	22,640	21,949
Total operating expenses	41,907	31,775	80,596	73,945
Income (loss) from operations	17,155	299	31,935	(9,218)
Other income (expense), net:
Interest expense	(189)	(266)	(359)	(431)
Interest income and other income (expense), net	(943)	(685)	(3,196)	556
Total other expense, net	(1,132)	(951)	(3,555)	125
Income (loss) before provision for income taxes	16,023	(652)	28,380	(9,093)
Provision for income taxes	822	1,971	2,433	3,100
Net income (loss)	$15,201	$(2,623)	$25,947	$(12,193)
Other Financial Data:
Research and development as % of revenue	3.4%	4.4%	3.6%	4.1%
Sales and marketing as % of revenue	8.6%	11.3%	8.6%	11.4%
General and administrative as % of revenue	5.0%	4.5%	4.8%	6.5%
Non-GAAP Financial Data: (1)
Ex-TAC Gross Profit	$66,829	$39,722	$127,240	$80,248
Adjusted EBITDA	$24,581	$5,153	$45,164	$7,322
______________________
(1)See “Selected Consolidated Financial and Other Data—Non-GAAP Financial Measures” in our Prospectus for definitions of, explanations of our management’s use of and limitations of the non-GAAP financial measures used in this Quarterly Report on Form 10-Q. The reconciliations of Ex-TAC Gross Profit to gross profit and of Adjusted EBITDA to net income are also presented in the “Non-GAAP Reconciliations” section below.
Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Revenue
Revenue increased $89.3 million, or 56.6%, to $247.2 million for the three months ended June 30, 2021 from $157.9 million for the three months ended June 30, 2020. Revenue grew approximately 50%, or $79.4 million, from net revenue retention on existing media partners primarily due to increased monetization from increased demand on our platform and growth in the click-through-rate, and approximately 7%, or $11.7 million, from new media partners. Revenue for the three months ended June 30, 2021 benefited from net favorable foreign currency effects of approximately $6.0 million.

Cost of Revenue and Gross Profit
Traffic acquisition costs increased $62.2 million, or 52.6%, to $180.3 million for the three months ended June 30, 2021 compared to $118.1 million in the prior year period, including net unfavorable foreign currency effects of approximately $5.3 million. The increase in traffic acquisition costs was driven by the overall increase in revenue, partially offset by favorable revenue mix from higher margin media partners and improved performance on media owners with guarantee arrangements. As a percentage of revenue, traffic acquisition costs decreased to 73.0% for the three months ended June 30, 2021, from 74.8% in the three months ended June 30, 2020.
Other cost of revenue increased $0.1 million, or 1.6%, to $7.8 million for the three months ended June 30, 2021 compared to $7.7 million the prior year period, due to higher hosting fees due to increase revenue, offset by lower amortization expense. As a percentage of revenue, other cost of revenue decreased to 3.1% for the three months ended June 30, 2021, from 4.8% in the three months ended June 30, 2020.
Gross profit increased $27.0 million, or 84.1%, to $59.1 million for the three months ended June 30, 2021 compared to $32.1 million for the three months ended June 30, 2020, which was primarily attributable to the increase in revenue, partially offset by the corresponding increase in cost of revenue, as previously described.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit increased $27.1 million, or 68.2% to $66.8 million for the three months ended June 30, 2021, from $39.7 million for the three months ended June 30, 2020, primarily driven by our revenue growth as well as favorable revenue mix from higher margin media partners and improved performance on media owners with guarantee arrangements. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses increased by $10.1 million, or 31.9%, to $41.9 million for the three months ended June 30, 2021 from $31.8 million for the three months ended June 30, 2020, including net unfavorable foreign currency effects of approximately $1.9 million. The increase in operating expenses was primarily driven by higher personnel-related costs of $4.9 million and higher professional fees of $2.2 million. In addition, the three months ended June 30, 2020 included a reversal of a $2.3 million tax contingency.
The components of operating expenses are discussed below:
•Research and development expenses — increased $1.6 million, primarily due to higher personnel costs to invest in the growth of our platform.
•Sales and marketing expenses — increased $3.4 million, primarily due to higher personnel related costs, including increased commissions due to higher revenue, as well as higher marketing costs.
•General and administrative expenses — increased $5.2 million, reflecting the reversal of a $2.3 million tax contingency during the three months ended June 30, 2020, as well as increased professional costs of $2.1 million during the three months ended June 30, 2021.
Operating expenses as a percentage of revenue declined to 17.0% for the three months ended June 30, 2021, from 20.1% for the three months ended June 30, 2020. We continue to expect our operating expenses on an absolute basis to increase this year due to incremental costs related to becoming a public company, including increased stock-based compensation expenses, increased research and development expenses and sales and marketing expenses, and increased expenses assuming a transition from a fully remote environment over the course of the year.
Provision for Income Taxes
Provision for income taxes decreased $1.2 million to $0.8 million for the three months ended June 30, 2021, from $2.0 million for the three months ended June 30, 2020, primarily attributable to a non-recurring prior-year tax in a foreign tax jurisdiction recorded in the three months ended June 30, 2020, partially offset by the increase in our taxable income. Our effective tax rate was 5.1% for the three months ended June 30, 2021, compared to (302.3)% for the three months ended June 30, 2020, due to a loss from operations in the prior year period.

We currently expect our 2021 annual effective tax rate to be higher than our interim period tax rate for the three months ended June 30, 2021. Our future effective tax rate may be affected by the geographic mix of earnings in countries with different statutory rates. Additionally, our future effective tax rate may be affected by our ongoing assessment of the need for valuation allowance on our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
Net Income (Loss)
As a result of the foregoing, net income (loss) increased $17.8 million, to net income of $15.2 million for the three months ended June 30, 2021, from a net loss of $2.6 million for the three months ended June 30, 2020.
Adjusted EBITDA
Our Adjusted EBITDA increased $19.4 million to $24.6 million for the three months ended June 30, 2021 from $5.2 million for the three months ended June 30, 2020, which was primarily attributable to the increase in Ex-TAC gross profit, partially offset by the corresponding increase in operating expenses as we continue to invest in our business. See “Non-GAAP Reconciliations” for the related definitions and reconciliations to our net income.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Revenue
Revenue increased by $140.0 million, or 41.8%, to $475.2 million for the six months ended June 30, 2021 from $335.2 million for the six months ended June 30, 2020. Revenue grew approximately 36%, or $120.9 million, from net revenue retention on existing media partners primarily due to increased monetization from our growth in the click-through-rate and the increased demand on our platform, and approximately 7%, or $23.4 million, from new media partners. Revenue for the six months ended June 30, 2021 benefited from net favorable foreign currency effects of approximately $10.9 million.
Cost of Revenue and Gross Profit
Traffic acquisition costs increased $93.0 million, or 36.5%, to $347.9 million for the six months ended June 30, 2021 compared to $254.9 million in the prior year period, including net unfavorable foreign currency effects of approximately $9.6 million. Traffic acquisition costs grew less than revenue due to favorable revenue mix from higher margin media partners and improved performance on media owners with guarantee arrangements. As a percentage of revenue, traffic acquisition costs decreased to 73.2% for the six months ended June 30, 2021, from 76.1% in the six months ended June 30, 2020.
Other cost of revenue decreased $0.8 million, or 5.2%, to $14.7 million for the six months ended June 30, 2021 compared to $15.5 million in the prior year period, primarily due to lower amortization expense and the favorable impact of cost savings initiatives. As a percentage of revenue, other cost of revenue decreased to 3.1% for the six months ended June 30, 2021, from 4.6% in the six months ended June 30, 2020.
Gross profit increased $47.8 million, or 73.9%, to $112.5 million for the six months ended June 30, 2021 compared to $64.7 million for the six months ended June 30, 2020, which was primarily attributable to the increase in revenue, partially offset by the corresponding increase in cost of revenue, as previously described.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit increased $47.0 million, or 58.6%, to $127.2 million for the six months ended June 30, 2021, from $80.2 million for the six months ended June 30, 2020, primarily driven by our revenue growth as well as favorable revenue mix from higher margin media partners and improved performance on media owners with guarantee arrangements. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses increased by $6.7 million, or 9.0%, to $80.6 million for the six months ended June 30, 2021 from $73.9 million for the six months ended June 30, 2020, including net unfavorable foreign currency effects of approximately $3.3 million. The increase in operating expenses included a net benefit of $5.2 million comprised $7.5 million of terminated merger expenses for the six months ended June 30, 2020, offset by favorable change of $2.3 million relating to a reversal of a tax-contingency recorded in 2019, as further discussed below. Excluding this impact, operating expenses increased $11.9 million, primarily comprised of higher personnel-related costs of $7.5 million and professional fees of $3.4 million.

The components of operating expenses are discussed below:
•Research and development expenses—increased $3.0 million, primarily due to higher personnel costs to invest in the growth of our platform.
•Sales and marketing expenses—increased 3.0 million, primarily driven by increased compensation related costs, primarily comprised of increased commissions, and higher marketing expenses.
•General and administrative expenses—increased $0.7 million, which included a net decline of $5.2 million comprised of $7.5 million of terminated merger expenses in the prior year, partially offset by $2.3 million reversal of a tax-contingency recorded in 2019 with a corresponding charge to income tax expense in 2020. Excluding these prior year amounts, expenses increased $5.9 million, primarily due higher professional costs of $3.3 million and increased personnel related costs of $2.2 million.
Operating expenses as a percentage of revenue declined to 17.0% for the six months ended June 30, 2021, from 22.1% for the six months ended June 30, 2020, primarily driven by the absence of the prior year terminated merger expenses and our operating leverage on higher revenue.
Total Other Income (Expense), Net
Total other income (expense), net, was an expense of $3.6 million for the six months ended June 30, 2021, compared to income of $0.1 million for the six months ended June 30, 2020. Total other income (expense), net in the six months ended June 30, 2020 included a $1.1 million gain on sale of an asset. Increased net expense for the six months ended June 30, 2021 was also due to higher foreign currency losses resulting from transactions denominated in currencies other than the functional currencies, including mark-to-market adjustments on undesignated foreign exchange forward contracts.
Provision for Income Taxes
Provision for income taxes decreased by $0.7 million to $2.4 million for the six months ended June 30, 2021, from $3.1 million for the six months ended June 30, 2020, primarily attributable to a non-recurring prior year tax in a foreign tax jurisdiction recorded in the six months ended June 30, 2020, partially offset by the increase in our taxable income. Our effective tax rate was 8.6% for the six months ended June 30, 2021, compared to (34.1)% for the six months ended June 30, 2020, due to a loss from operations in the prior year period.
We expect our future effective tax rate to be affected by the geographic mix of earnings in countries with different statutory rates. Additionally, our future effective tax rate may be affected by our ongoing assessment of the need for valuation allowance on our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
Net Income (Loss)
As a result of the foregoing, net income (loss) increased $38.1 million, to net income of $25.9 million for the six months ended June 30, 2021, from a net loss of $12.2 million for the six months ended June 30, 2020.
Adjusted EBITDA
Our Adjusted EBITDA increased $37.9 million to $45.2 million for the six months ended June 30, 2021 from $7.3 million for the six months ended June 30, 2020, which was primarily attributable to the increase in revenue, partially offset by the corresponding increase in cost of revenue and operating expenses as we continue to invest in our business. See “Non-GAAP Reconciliations” for the related definitions and reconciliations to our net income.
Non-GAAP Reconciliations
We present Ex-TAC Gross Profit, Adjusted EBITDA, and Adjusted EBITDA as a percentage of Ex-TAC Gross Profit because they are key profitability measures used by our management and board of directors to understand and evaluate our operating performance and trends, develop short-and long-term operational plans and make strategic decisions regarding the allocation of capital. Accordingly, we believe that these measures provide information to investors and the market in understanding and evaluating our operating results in the same manner as our management and board of directors.

These non-GAAP financial measures are defined and reconciled to the corresponding GAAP measures below. These non-GAAP financial measures are subject to significant limitations, including those identified below. In addition, other companies in our industry may define these measures differently, which may reduce their usefulness as comparative measures. As a result, this information, should be considered as supplemental in nature and is not meant as a substitute for revenue, gross profit or net income presented in accordance with U.S. GAAP.
Ex-TAC Gross Profit
Ex-TAC Gross Profit is a non-GAAP financial measure. Gross profit is the most comparable GAAP measure. In calculating Ex-TAC Gross Profit, we add back other cost of revenue to gross profit. Ex-TAC Gross Profit may fluctuate in the future due to various factors, including, but not limited to, seasonality and changes in the number of media partners and advertisers, advertiser demand or user engagements.
There are limitations on the use of Ex-TAC Gross Profit in that traffic acquisition cost is a significant component of our total cost of revenue but not the only component and, by definition, Ex-TAC Gross Profit presented for any period will be higher than gross profit for that period. A potential limitation of this non-GAAP financial measure is that other companies, including companies in our industry which have a similar business, may define ex-TAC Gross Profit differently, which may make comparisons difficult. As a result, this information, should be considered as supplemental in nature and is not meant as a substitute for revenue or gross profit presented in accordance with U.S. GAAP.
The following table presents the reconciliation of Ex-TAC Gross Profit to gross profit, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$247,153	$157,862	$475,177	$335,194
Traffic acquisition costs	(180,324)	(118,140)	(347,937)	(254,946)
Other cost of revenue	(7,767)	(7,648)	(14,709)	(15,521)
Gross profit	59,062	32,074	112,531	64,727
Other cost of revenue	7,767	7,648	14,709	15,521
Ex-TAC Gross Profit	$66,829	$39,722	$127,240	$80,248
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense; interest income and other income (expense), net; provision for income taxes; depreciation and amortization; stock-based compensation, and other income or expenses that we do not consider indicative of our core operating performance, including, but not limited to, merger and acquisition costs and a tax contingency. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period.
We believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. However, Adjusted EBITDA is a non-GAAP financial measure and how we calculate Adjusted EBITDA is not necessarily comparable to non-GAAP information of other companies. Adjusted EBITDA should be considered as a supplemental measure and should not be considered in isolation or as a substitute or any measures of our financial performance that are calculated and reported in accordance with GAAP.

The following table presents the reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	15,201	(2,623)	$25,947	$(12,193)
Interest expense and other income (expense), net	1,132	951	3,555	(125)
Provision for income taxes	822	1,971	2,433	3,100
Depreciation and amortization	4,668	4,781	9,195	9,430
Stock-based compensation	1,461	942	2,948	1,858
Regulatory matter costs	1,147	—	1,147	—
Merger and acquisition, IPO costs(1)	150	1,428	(61)	7,549
Tax contingency(2)	—	(2,297)	—	(2,297)
Adjusted EBITDA	$24,581	$5,153	$45,164	$7,322
Adjusted EBITDA as % of Ex-TAC Gross Profit	36.8%	13.0%	35.5%	9.1%
_________________________
(1)Primarily includes transaction-related costs in connection with our acquisition of Ligatus GmbH in April 2019, costs related to our terminated merger with Taboola.com Ltd., and costs related to our initial public offering.
(2)Reflects a reversal of a tax contingency recorded within operating expenses in 2019 and a corresponding charge to income tax expense in 2020, net of foreign exchange impact.
Free Cash Flow
Free cash flow is defined as cash flow from operating activities less capital expenditures and capitalized software development costs. Free cash flow is a supplementary measure used by our management and board of directors to evaluate our ability to generate cash and we believe it allows for a more complete analysis of our available cash flows.
The following table presents the reconciliation of free cash flow to net cash provided by operating activities.

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$24,861	$37,803
Purchases of property and equipment	(676)	(1,175)
Capitalized software development costs	(5,089)	(4,468)
Free cash flow	19,096	32,160
Seasonality
The global advertising industry experiences seasonal trends that affect most participants in the digital advertising ecosystem. Our revenue generally fluctuates from quarter to quarter as a result of a variety of factors, including seasonality, as many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing, as well as the timing of advertising budget cycles. Historically, the fourth quarter of the year has reflected the highest levels of advertiser spending, and the first quarter generally has reflected the lowest level of advertiser spending. In addition, expenditures by advertisers tend to be cyclical and discretionary in nature, reflecting changes in brand advertising strategy, budgeting constraints and buying patterns and a variety of other factors, many of which are outside of our control. The quarterly rate of increase in our traffic acquisition costs is generally commensurate with the quarterly rate of increase in our revenue. However, traffic acquisition costs have, at times, grown at a faster or slower rate than revenue, primarily due to the mix of the revenue generated or contracted terms with media partners. We generally expect these seasonal trends to continue, though historical seasonality may not be predictive of future results given the potential for changes in advertising buying patterns. These trends will affect our operating results and we expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, cash from our operations, and available capacity under our revolving credit facility. We have historically financed our operations primarily through private placements of our convertible preferred stock as well as through borrowings on our revolving credit facility.
As of June 30, 2021, we had $111.3 million of cash and cash equivalents, of which $29.0 million was held outside of the United States by our non-U.S. subsidiaries. We currently do not have any plans to repatriate our earnings from our foreign subsidiaries. We intend to continue to reinvest our earnings from foreign operations for the foreseeable future, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
Our primary source of operating cash flows is cash receipts from advertisers. Our primary uses of operating cash are amounts due to media partners and vendors, as well as for personnel costs and other employee-related expenditures. We have historically experienced higher cash collections during our first quarter due to seasonally strong fourth quarter sales, and, as a result, our working capital needs typically decrease during this quarter. We expect these trends to continue as we continue to grow our business.
Our cash flow from investing activities primarily consists of capital expenditures and capitalized software development costs. We anticipate that our capital expenditures will be approximately $7 million to $10 million in 2021, which will include expenditures related to servers and related equipment, as well as leasehold improvements; however, actual amounts may vary from these estimates.
We believe that the net proceeds from the IPO and the offering of the Notes, together with our cash and cash equivalents and borrowings available to us, will be sufficient to fund our operating expenses and capital expenditures for at least the next 12 months and the foreseeable future. In addition, we may use our available cash to make acquisitions or investments in complementary companies or technologies, although we do not have any agreement or understanding with respect to any such acquisition or investment at this time. However, there are multiple factors that could impact our future liquidity, including our ability to collect payments from our advertisers, having to pay our media partners even if our advertisers decrease their payments due to economic conditions, the continued impacts of the COVID-19 pandemic or other factors.
Revolving Credit Facility
We are party to a loan and security agreement (“Revolving Credit Facility”) with SVB that provides us an initial maximum borrowing capacity of up to $35.0 million that we may use to borrow against our qualifying receivables based on a defined borrowing formula. The Revolving Credit Facility matures on November 2, 2021.
The Revolving Credit Facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates. We are also subject to financial covenants with respect to a monthly modified liquidity ratio and Adjusted EBITDA for trailing six-month periods. Our obligations under the Revolving Credit Facility are secured by a first priority security interest in substantially all of our assets with a negative pledge on our intellectual property. We were in compliance with all financial covenants under the Revolving Credit Facility as of June 30, 2021. As of June 30, 2021 and December 31, 2020, we had no borrowings outstanding under our Revolving Credit Facility. Our available borrowing capacity on June 30, 2021 was $35.0 million based on the defined borrowing formula.
Our ability to renew or replace the Revolving Credit Facility may be limited due to various factors, including the status of our business, global credit market conditions, and perceptions of our business or industry by sources of financing. In addition, if credit is available, lenders may seek more restrictive covenants and high interest rates that may reduce our borrowing capacity, increase our costs, and reduce our operating flexibility.

Convertible Notes
On July 1, 2021, we completed the sale of $200 million aggregate principal amount of senior subordinated secured notes due July 1, 2026 (the “Notes”), in a private placement (the “Private Placement”) to one or more institutional investors affiliated with and funds managed by The Baupost Group, L.L.C. (the “Baupost Investors”), pursuant to a Senior Subordinated Secured Note Purchase Agreement dated July 1, 2021 (the “Note Purchase Agreement”). The Notes, which were exchanged and cancelled upon the IPO, bore interest that accrued at the rate of (i) prior to July 1, 2024, 10.0% per annum and (ii) on and after July 1, 2024, 14.5% per annum, payable quarterly and were guaranteed by certain of our wholly-owned subsidiaries and secured by a second priority lien on all of our and their tangible and intangible assets, subject to certain excluded assets, permitted liens and customary exceptions.
On July 27, 2021, in connection with the closing of the Company’s IPO and pursuant to the terms of the Note Purchase Agreement, we exchanged $200 million aggregate principal amount of the Notes due July 1, 2026 for $236 million aggregate principal amount of the Company’s 2.95% Convertible Senior Notes due 2026 (the “Convertible Notes”), pursuant to an indenture, dated as of July 27, 2021 (the “Indenture”), between the Company and The Bank of New York Mellon, as trustee. Upon the issuance of such Convertible Notes, the Notes and the obligations of the Company and the guarantee thereunder have been canceled and extinguished. The Convertible Notes will mature on July 27, 2026, unless earlier converted, redeemed or repurchased.
Interest on the Convertible Notes will accrue from July 27, 2021 and is payable semi-annually in arrears on January 27 and July 27 of each year, beginning on January 27, 2022, at a rate of 2.95% per year. The initial conversion rate for the Convertible Notes is 40 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of $25 per share of the Company’s common stock), subject to adjustment.
We may not redeem the Convertible Notes prior to July 27, 2024. On or after July 27, 2024, we may redeem for cash all or any portion of the Convertible Notes, at its option, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. In addition, calling any Convertible Note for redemption will constitute a “make-whole fundamental change” (as defined in the Indenture) with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased if it is converted by holders after it is called for redemption.
Holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amount, into shares of our common stock at any time until the second scheduled trading day immediately preceding the maturity date, at the conversion rate then in effect. We will settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of common stock, or a combination thereof, at our election.
Upon the occurrence of a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the Convertible Notes may require us to repurchase for cash all or any portion of their Convertible Notes in principal amounts of $1,000 or an integral multiple thereof, at a repurchase price of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event or convert its Convertible Notes called for redemption during the related redemption period, as the case may be.
The Indenture contains customary covenants and events of default.

Cash Flows
The following table summarizes the major components of net cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$24,861	$37,803
Net cash used in investing activities	(5,796)	(4,556)
Net cash (used in) provided by financing activities	(1,225)	7,799
Effect of exchange rate changes	(161)	(1,312)
Net increase in cash, cash equivalents and restricted cash	$17,679	$39,734
Operating Activities
Net cash provided by operating activities decreased $12.9 million, to $24.9 million for the six months ended June 30, 2021, as compared to the same prior year period, mainly due to a net use of cash related to working capital of $57.7 million, which was more favorable in the prior-year period due to the negative impact of COVID-19 on our business. Such decrease was largely offset by a $44.7 million increase in our net income after non-cash adjustments.
Investing Activities
Cash used in investing activities increased $1.2 million, to $5.8 million for the six months ended June 30, 2021 from $4.6 million in the same prior year period, primarily due to the absence of cash flow from disposal activities in the current year period.

Our free cash flow for the six months ended June 30, 2021 and June 30, 2020 was $19.1 million and $32.2 million, respectively. Free cash flow is a supplemental non-GAAP financial measure. See “Non-GAAP Reconciliations” for the related definition and a reconciliation to net cash provided by operating activities.
Financing Activities
Cash used in financing activities was $1.2 million for the six months ended June 30, 2021, primarily comprised of principal payments on capital lease obligations, offset by proceeds from exercises of stock options. In the six months ended June 30, 2020, cash provided from financing activities was $7.8 million, primarily due to $10.0 million in borrowings under our revolving credit facility, partially offset by $2.6 million in principal payments on capital lease obligations.
Contractual Obligations
Except as disclosed in Note 8, Commitments and Contingencies, to the accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the six months ended June 30, 2020 from the commitments and contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Prospectus.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Prospectus.
Off-Balance Sheet Arrangements
We do not currently engage in off-balance sheet financing arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.
Recently Issued Accounting Pronouncements
We are an emerging growth company as defined in the JOBS Act. The JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of some accounting standards until they would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that have adopted new or revised accounting pronouncements as of public company effective dates.
See Note 1 to the accompanying condensed consolidated financial statements for recently issued accounting standards, which may have an impact on our financial statements upon adoption.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
We have operations both in the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks. We do not believe that we have any material exposure to inflationary risks.
Foreign Currency Risk
Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A substantial majority of our revenue and cost of revenue are denominated in U.S. Dollars, with the remainder in other currencies. Our operating expenses are generally denominated in the currencies in which our operations are located. A majority of our operating expenses are denominated in U.S. Dollars, with the remainder denominated primarily in New Israeli Shekels and to a lesser extent British pound sterling and Euros. We evaluate periodically the various currencies to which we are exposed and, from time to time, may enter into foreign currency forward exchange contracts to manage our foreign currency risk and reduce the potential adverse impact from the appreciation or the depreciation of our non-U.S. dollar-denominated operations, as appropriate.
The effect of a hypothetical 10% increase or decrease in our weighted-average exchange rates on our revenue, cost of revenue and operating expenses denominated in foreign currencies would result in a $0.8 million favorable or unfavorable change to our operating income for three months ended June 30, 2021 and a $1.2 million unfavorable or favorable change to our operating loss for the six months ended June 30, 2021.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and our outstanding debt obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States.

Our total indebtedness, including capital lease obligations was $7.1 million and $7.4 million as of June 30, 2021 and December 31, 2020, respectively. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our borrowings, which bear both a fixed and variable rate of interest. The effect of a hypothetical 100 basis point change in our interest rate would not have a material impact on our interest income or interest expense in our consolidated financial statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-Chief Executive Officers (“co-CEOs”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the three months ended June 30, 2021. Based on such evaluation, our co-CEOs and CFO have concluded that as of June 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our co-CEOs and CFO, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected.

Part II Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not a party to any legal proceeding that, if determined adversely to us, would have a material adverse effect on our business, operating results, financial condition, or cash flows. However, regardless of outcome, litigation can have adverse impacts on us such as defense and settlement costs, diversion of management resources, negative publicity, reputational harm, and other factors.
Item 1A. Risk Factors
An investment in our shares of common stock involves a high degree of risk. You should consider carefully the risks described below and all other information contained in this Quarterly Report on Form 10-Q, including in the “Special Note Regarding Forward-Looking Statements,” the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our shares of common stock would likely decline and you might lose all or part of your investment.
Risk Factor Summary
The following is a summary of some of the principal risks we face:

•Our revenue and results of operations are highly dependent on overall advertising demand and traffic generated by our media partners;
•A failure to grow or to manage growth effectively may cause the quality of our platform and solutions to suffer, and may adversely affect our business, results of operations, and financial condition;
•Continued growth in our business may place demands on our infrastructure and resources;
•Our research and development efforts may not meet the demands of a rapidly evolving technology market;
•Loss of media partners could have a significant impact on our revenue and results of operations;
•Our sales and marketing efforts may require significant investments and, in certain cases, involve long sales cycles;
•The failure of our recommendation engine to accurately predict user engagement may adversely affect our business, results of operations, and financial condition;
•If the quality of our recommendations deteriorates, or if we fail to present interesting content to our users, we may experience a decline in user engagement, which could result in the loss of media partners;
•The digital advertising industry is intensely competitive, and if we do not effectively compete against current and future competitors, our business, results of operations, and financial condition could be adversely affected;
•Limitations on our ability to collect, use, and disclose data to deliver advertisements;
•Failures or loss of the hardware, software and infrastructure on which we rely, or security breaches, could adversely affect our business; and
•Political and regulatory risks in the various markets in which we operate; the challenges of compliance with differing and changing regulatory requirements.

Risks Related to Outbrain and Outbrain’s Industry
Our revenue and results of operations are highly dependent on overall advertising demand in the markets in which we operate. Factors that affect the amount of advertising spending, such as economic downturns and unexpected events, like the COVID-19 pandemic, can make it difficult to predict our revenue and could adversely affect our business, results of operations, and financial condition.
Our business depends on the overall demand for advertising in the markets in which we operate and on the business trends of our current and prospective media partners and advertisers. Macroeconomic factors could cause advertisers to reduce their advertising budgets, including adverse economic conditions and general uncertainty about economic recovery or growth, particularly in North America, EMEA (Europe, Middle East and Africa), and Asia, where we conduct most of our business, as well as instability in political or market conditions generally. Reductions in overall advertising spending as a result of these factors or due to the occurrence of unanticipated events could make it difficult to predict our future performance. The occurrence of unforeseen events, like the pandemic, that affect advertising demand may have a disproportionate impact on our revenues and profitability in certain periods and could adversely affect our business, results of operations, and financial condition.
We cannot predict the extent to which the ongoing and evolving COVID-19 pandemic, including the resulting global economic uncertainty, and measures taken in response to the pandemic, could adversely affect our business, results of operations, and financial condition.
In March 2020, the World Health Organization (“WHO”) characterized the rapid spread of the COVID-19 disease as a pandemic. Since then, the COVID-19 disease (including its variant strains) has disrupted the global economy and put unprecedented strains on governments, health care systems, educational institutions, businesses, and individuals around the world, resulting in regional quarantines, labor shortages or stoppages, changes in consumer purchasing patterns, disruptions to the ability of service providers to deliver data on a timely basis, or at all, and overall economic instability. The impact on the global population and the duration of the COVID-19 pandemic is difficult to assess or predict. It is also difficult to predict the impact on the global economic market, which depends upon the actions of governments, businesses, and other enterprises in response to the pandemic and the effectiveness of those actions. The pandemic has already caused, and is likely to result in further, significant disruption of global financial markets and economic uncertainty. Although the advertising market and our business have generally recovered from the economic effects of the COVID-19 pandemic, it did initially impact our sales and operations adversely. We continue to monitor our operations, and the operations of those in our ecosystem (including media partners, advertisers and agencies), as well as government recommendations.
In response to the COVID-19 pandemic, we required most employees to work remotely, suspended all non-essential travel worldwide for our employees, canceled or postponed company-sponsored events, and discouraged employee attendance at industry events and in-person work-related meetings. Although we continue to monitor the situation and will adjust our current policies over time, temporarily suspending travel and doing business remotely could negatively impact our marketing efforts, lengthen sales cycles, slow down our recruiting efforts, and/or create operational or other challenges as we adjust to a fully (or partially)-remote workforce, any of which could adversely affect our business, results of operations, and financial condition.
By contrast, as the economy recovers and pandemic concerns ease, certain media partners may experience a decline in traffic from the height of traffic during the work-from-home peak digital usage periods. As a result, by comparison to our 2020 results of operations, our results of operations in future periods may be unpredictable.
In order to meet our growth objectives, we will need to continue to innovate, seek to have advertisers and media partners adopt our expanding solutions, and extend our reach into evolving digital media platforms. If we fail to grow, or fail to manage our growth effectively, the quality of our platform and solutions may suffer, and our business, results of operations, and financial condition may be adversely affected.
Our growth plans depend upon our ability to innovate, attract advertisers and media partners to our solutions to buy and sell new inventory, and expand the use of our solutions by advertisers and media partners utilizing other digital media platforms and video. Our business model may not translate well into emerging forms of advertising due to market resistance or other factors, and we may not be able to innovate successfully enough to compete effectively.

The advertising technology market is dynamic, and our success depends upon our ability to develop innovative new technologies and solutions for the evolving needs of sellers of digital advertising, including websites, applications and other media partners, and buyers of digital advertising. We also need to grow significantly to develop the market reach and scale necessary to compete effectively with large competitors. This growth depends to a significant degree upon the quality of our strategic vision and planning. The advertising market is evolving rapidly, and if we make strategic errors, there is a significant risk that we will lose our competitive position and be unable to achieve our objectives. The growth we are pursuing may itself strain the organization, harming our ability to continue that growth, and to maintain the quality of our operations. If we are not able to innovate and grow successfully, the value of our company may be adversely affected.
The continued growth in our business may place demands on our infrastructure and our operational, managerial, administrative, and financial resources.
Our success will depend on our ability to manage growth effectively. Among other things, this will require us at various times to:
•strategically invest in the development and enhancement of our platform and data center infrastructure;
•manage multiple relationships with various media partners, advertisers, and other third parties;
•extend our operating, administrative, legal, financial, and accounting systems and controls;
•increase coordination among our engineering, product, operations, go-to-market and other support organizations; and
•recruit, hire, train, and retain personnel.
If we do not manage our growth well, the efficacy and performance of our platform may suffer, which may harm our reputation and reduce demand for our platform and solutions. Failure to manage our growth effectively may have an adverse effect on our business, results of operations, and financial condition.
Our research and development efforts may not meet the demands of a rapidly evolving technology market resulting in a loss of customers, revenue, and/or market share.
We expect to continue to dedicate significant financial and other resources to our research and development efforts in order to maintain or improve our competitive position. However, investing in research and development personnel, developing new solutions and enhancing existing solutions is expensive and time consuming. Our research and development activities may be directed at maintaining or increasing the performance of our recommendations, developing tools that improve productivity or efficiency, or introducing new solutions. However, there is no assurance that such activities will result in significant new marketable solutions, enhancements to our current solutions, design improvements, additional revenue or other expected benefits. Furthermore, there is no assurance that our efforts to promote new or enhanced solutions, like video solutions or new advertiser tools, will be successful. If we spend significant time and effort on research and development but are unable to generate an adequate return on our investment, our business, results of operations, and financial condition may be adversely affected.
Loss of large media partners could have a significant impact on our revenue and results of operations.
A significant portion of our recommendations are placed on web pages and mobile applications of a small number of our media partners. Certain partners may reduce or terminate their business with us at any time for any reason, including as a result of changes in their financial condition or other business circumstances, such as a change in strategy or model by which they monetize their properties. In 2020 and 2019, each of our two largest media partners accounted for approximately 10% of our revenues. If a large media partner reduces or terminates its relationship with us, or if several small or medium-sized media partners terminate their relationships with us, we may not have access to sufficient media partners to satisfy demand from advertisers resulting in lower revenues. In addition, losing key media partners may lead advertisers to seek alternate advertising solutions, which could slow our growth. A media partner may terminate its relationship with us and enter into a relationship with a competitor, and to the extent that becomes a long-term relationship, reestablishing our relationship with that media partner may prove difficult. As discussed below, establishing relationships with media partners may involve long sales cycles. As a result, the loss of a significant media partner relationship or of several small or medium-sized media partner relationships could have a material adverse impact on our business, results of operations and financial condition.

Our sales and marketing efforts may require significant investments and, in certain cases, involve long sales cycles, and may not yield the results we seek.
Our sales and marketing teams educate prospective media partners and advertisers about the use, technical capabilities, and benefits of our platform. Our sales cycle (with both media partners as well as with certain advertisers and agencies) can take significant time from initial contact to contract execution and implementation. We may not succeed in attracting new media partners despite our significant investment in business development, sales and marketing and it is complex to predict the extent of the revenue that will be generated with a media partner. We may not succeed in expanding relationships with existing media partners and advertisers, despite our significant investment in sales, account management, marketing, and research and development and it is difficult to predict when additional products will generate revenue through our platform, and the extent of that revenue. Programmatic partners tend to have a longer sales cycle with distinct technical and integration requirements, as well as a separate ongoing partner management process.
Our revenue growth and future prospects will be adversely affected if we fail to expand our advertiser relationships.
Our revenue growth depends on our success in expanding and deepening our relationships with existing advertisers. Our growth strategy is premised in part on increasing spend from existing advertisers. In order to do so, we must be able to demonstrate better results for our advertisers with increased user engagement and ROAS, among other things. We do not have long-term commitments from our advertisers. We seek to increase the number of advertisers and to reach new advertisers. Attracting new advertisers and expanding existing relationships with our advertisers requires substantial effort and expense. In particular, large advertisers with well-established brands may require us to spend significant time educating them about our platform and solutions. It may be difficult and time consuming to identify, sell and market to potential advertisers who already allocate their budgets to large competitors and who expect to see a similar return on investment before diversifying or allocating a portion of their advertising budgets to us. As new advertisers spend in our network or as advertisers allocate greater budgets to our platform, our credit loss exposure may increase over time and may exceed reserves for such contingencies. As we expand the application of our solutions, we increasingly depend on media agencies to assist advertisers in planning and purchasing advertising for brand marketing objectives, such as preference shift and brand awareness. We typically experience slow payment cycles by advertising agencies, as is common in our industry, and in some instances, if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. If we are unsuccessful in developing new advertiser and agency relationships and maintaining and expanding our existing relationships, our results of operations and prospects will be adversely affected.
The failure of our recommendation engine to accurately predict user engagement may adversely affect our business, results of operations, and financial condition.
The success of our recommendation engine depends on the ability of our proprietary algorithms to predict the likelihood users will engage with our recommendations and on the quality of our data assets. We need to continuously deliver satisfactory results for users, media partners and advertisers in order to maintain revenue, which, in turn, depends in part on the optimal functioning of our platform and solutions. Therefore, a failure of our recommendation engine to accurately predict user engagement could negatively affect our results of operations and revenue.
If the quality of our recommendations deteriorates, or if we fail to present interesting content to our users, we may experience a decline in user engagement, which could result in the loss of media partners.
Our technology selects the recommendations that are displayed to users on the online properties of our media partners. Our success depends on our ability to make valuable recommendations, which, in turn, depends on the quality of recommendations in our index and our ability to predict engagement by an individual user within a specific context. We believe that one of our key competitive advantages is our recommendation technology. Subject to our advertiser guidelines, we offer our media partners a degree of flexibility with respect to the type of recommendation that they believe will appeal to their audience based on the editorial tone of their properties. If the quality of our recommendations suffers, whether due to our actions or decisions made by our media partners, or we are otherwise unable to provide users with valuable and relevant recommendations, user engagement may decline or perceptions of our recommendations may be adversely impacted. If we experience a decline in users or user engagement, for example, because users begin to ignore our platform or direct their attention to other elements on the online properties of our media partners, our media partners and advertisers may in turn not view our solutions as attractive, which could harm our business, results of operations, and financial condition.

The content of advertisements could damage our reputation and brand, or harm our ability to expand our base of users, advertisers and media partners, and negatively impact our business, results of operations, and financial condition.
Our reputation and brand may be negatively affected by ads that are deemed to be hostile, infringing, offensive or inappropriate by users and media partners. From time to time, we make changes in our advertiser guidelines that can result in the inclusion or exclusion of certain types of ads. We cannot predict with certainty the impact that such changes might have on user engagement or perceptions of our recommendations. We have adopted policies regarding unacceptable advertisements and retain authority to remove ads that violate these policies; however, advertisers could nonetheless provide such content and occasionally circumvent our policies. If any of those ads lead to hostile, infringing, offensive or inappropriate content, our reputation could suffer by association. The safeguards we have in place may not be sufficient to avoid harm to our reputation and brand. This could adversely affect existing relationships with media partners and advertisers, as well as our ability to expand our user and media partner base, and harm our business, results of operations, and financial condition.
Conditions in Israel could materially and adversely affect our business.
Many of our employees, including certain members of our management team, operate from our offices in Israel. In addition, a number of our officers and directors are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business and operations. In recent years, Israel has been engaged in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. Some of these hostilities were accompanied by missiles being fired from the Gaza Strip, Lebanon and Syria against civilian targets in various parts of Israel, including areas in which our employees are located, which negatively affected business conditions in Israel. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations, results of operations and financial condition.
Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of property damage and certain direct and indirect damages that are caused by terrorist attacks or acts of war, such coverage would likely be limited, may not be applicable to our business (either due to the geographic location of our offices or the type of business that we operate) and may not reinstate our loss of revenue or economic losses more generally. Furthermore, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.
Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on the expansion of our business, financial condition and/or our results of operations. In addition, a campaign of boycotts, divestment and sanctions has been undertaken against Israel, which could also adversely impact our business.
Also, many Israeli citizens are obligated to perform several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be military reserve duty call-ups in the future. Our operations could be disrupted by such call-ups, particularly if such call-ups include the call-up of members of our management. Such disruption could materially adversely affect our business, financial condition and results of operations.
The digital advertising industry is intensely competitive, and if we do not effectively compete against current and future competitors, our business, results of operations, and financial condition could be adversely affected.
The digital advertising ecosystem is competitive and complex. Some of our competitors have longer operating histories, greater name recognition, and greater financial, technical, sales, and marketing resources than we have. In addition, some competitors may have greater flexibility than we do to compete aggressively on the basis of their scale, price and other contract terms, or to compete with us by including in their product offerings services that we may not provide. The market is fragmented and we also face competition from many smaller companies, many of which may be willing to offer their services on prices or terms that are not profitable for us. Some competitors are able or willing to agree to contract terms that expose them to risks and in order to compete effectively we might need to accommodate similar risks that could be difficult to manage or insure against. Media partners are investing in capabilities that enable them to connect more effectively and directly with advertisers. Our business may suffer to the extent that media partners and advertisers sell and purchase advertising inventory directly from one another or through intermediaries other than us, reducing the amount of advertising spend on our platform. If we are unable to compete effectively for media partners’ inventory and/or advertisers’ advertising spend, we may experience less demand, which could adversely affect our business, results of operations, and financial condition.
There has also been rapid evolution and consolidation in digital advertising, and we expect these trends to continue, thereby increasing the capabilities and competitive positioning of larger companies, particularly those that are already dominant. There is a finite number of large media partners and advertisers in our target markets, and any consolidation of media partners or advertisers may give the resulting enterprises greater bargaining power or result in the loss of media partners and advertisers that use our platform, reducing our potential base of media partners and advertisers, each of which would potentially erode our revenue.
With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our profitability. In addition, we and our media partners compete indirectly for user engagement with larger search and social media companies, such as Facebook, Inc., Google Inc., LinkedIn Corp. and Twitter Inc. We also broadly compete for advertiser budgets with other forms of traditional and online marketing, including keyword advertising, social media marketing and display advertising.
Loss of existing or future market share to new competitors and advertisers allocating finite budgets to competitors could substantially harm our business, results of operations, and financial condition.
Our current business model depends on media partners maintaining open access digital properties, monetizing through advertising and attracting users to their digital properties, and could be impacted by continued pressure on the publishing industry.
Our platform depends on users being able to consume content freely on media partners’ properties. Some media partners, typically those that participate in both print and digital publishing, charge their users a subscription fee for online access by implementing a paywall. Our business may be negatively impacted by media partners shifting from open access to paywalls because it may decrease our access to users and advertising inventory. If media partners shift their revenue models to a subscription-based service, they may decrease their reliance on other forms of revenue generation, including our recommendations and ads, which could negatively affect our business, results of operations, and financial condition.
Our results of operations may fluctuate significantly from period to period and may not meet our expectations or those of securities analysts and investors.
Our results of operations have fluctuated in the past, and future results of operations are likely to fluctuate as well. In addition, because our business continues to evolve, you should not place undue reliance on our historical results of operations in assessing our future prospects. Factors that can cause our results of operations to fluctuate include:
•changes in demand and competition for ad inventory sold on our platform;
•changes in our access to valuable ad inventory of media partners;
•the addition or loss of media partners on our platform, and costs associated with adding or attempting to retain them;
•seasonality of our business;
•changes in consumer usage of devices and channels to access media and digital content;
•changes in the structure of the buying and selling of digital ad inventory;
•changes in the pricing policies of media partners and competitors;
•changes in third-party service costs;
•changes and uncertainty in our legislative, regulatory, and industry environment, particularly in the areas of data protection and consumer privacy;
•introduction of new technologies or solutions;
•unilateral actions taken by demand side platforms, agencies, advertisers, media partners, and supply side platforms;
•changes in our capital expenditures as we acquire hardware, technologies, and other assets for our business; and
•changes to the cost of retaining and adding highly specialized personnel.
Any one or more of the factors above may result in significant fluctuations in our results of operations.

Our profitability may be adversely impacted, or may fluctuate on a quarterly basis, due to guarantees that we have provided to some of our media partners.
In order to secure favorable terms, such as exclusivity and longer-term agreements, we may offer media partners contracts with guaranteed minimum rates of payments. These guarantees require us to pay the media owner for the ad impressions we receive, regardless of whether the consumer engages with the ad or we are paid by the advertiser. If the level of user engagement on a media partner property or overall advertiser demand falls, the payments to our media partners with guaranteed minimum rates of payment may adversely impact our Ex-TAC Gross Profit and our margins. This includes the possibility of paying a media partner an amount in excess of the revenue that we generated from ads served on that media partner property. The revenue from ads served on a media partner property or overall advertiser demand could drop for reasons outside of our control. It is also possible that we will agree to a rate of payment that is more difficult to profitably recoup than we originally believed. In addition, many of our contracts that contain guarantee arrangements set a single rate of payment and do not account for seasonal revenue fluctuations. As a result, our gross profit margins may fluctuate with the seasonality of the business. Although we have secured limited exemptions in contracts with guarantees, due to these factors, these guarantees may adversely impact our traffic acquisition costs in absolute dollar terms and as a percentage of revenue, as well as overall profitability. The provision of guaranteed minimum rates to additional media partners or to existing media partners upon contract renewal, or the provision of such guarantees in contracts that contemplate a large number of page views, such as some of the contracts we have entered into with large media partners, may increase the risk that our gross profit and/or margins may be adversely impacted for the reasons we describe above.
Seasonal fluctuations in advertising activity and large cyclical events could have a material impact on our revenue, cash flow and operating results.
Our revenue, cash flow, operating results and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of our advertisers’ spending. For example, advertisers tend to devote more of their advertising budgets to the fourth calendar quarter to coincide with user holiday spending. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand. Other large cyclical events that attract advertisers, such as elections, the Olympics and other sporting events, the Oscars, or other large entertainment events, also could cause our revenue to increase during certain periods and decrease in other periods.
User growth and engagement depends upon effective interoperation with devices, platforms and standards set by third parties that we do not control.
Our recommendations are currently accessed through desktops, laptops and mobile devices, and are adaptable across many digital environments, including web pages, mobile applications, email and video players. In the future, our recommendations may be accessed through other new devices and media platforms. As a result, we depend on the interoperability of our solutions with popular devices, platforms and standards that we do not control. For example, because many users access our platform through mobile devices, we depend on the interoperability of our solutions with mobile devices and operating systems such as Android and iOS. Any changes in, or restrictions imposed by, such devices, platforms or standards that impair the functionality of our current or proposed solutions or give preferential treatment to competitive products or services could adversely affect usage of our platform.
Some users also download free or paid “ad blocking” software on their computers or mobile devices, not only for privacy reasons, but also to counteract the adverse effect advertisements can have on the user experience, including increased load times, data consumption, and screen overcrowding. If more users adopt these measures, our business, results of operations, and financial condition could be adversely affected. Many applications and other devices allow users to avoid receiving advertisements by paying for subscriptions or other downloads. Prominent media technology companies, including Google, are also limiting what advertisements may be rendered through their browsers in the name of user experience and load times. Ad-blocking technologies could have an adverse effect on our business, results of operations, and financial condition if they reduce the volume or effectiveness and value of advertising.
Prominent technology companies also have announced intentions to discontinue the use of cookies, and to develop alternative methods and mechanisms for tracking users. The most commonly used Internet browsers allow users to modify their browser settings to block first-party cookies (placed directly by the media partner or website owner that the user intends to interact with) or third-party cookies, and some browsers block third-party cookies by default. For example, Apple already prohibits the use of third-party cookies and has announced its intention to move to “opt-in” privacy models with its new iOS releases requiring users to voluntarily choose (opt-in) to permit app developers to track them across applications and websites and therefore receive targeted ads. In January 2020, Google announced its intention to limit the use of third-party cookies potentially starting in 2022 in its Chrome web browser.

Mobile devices using Android and iOS operating systems limit the ability of cookies to track users while they are using applications other than their web browser on the device. As a consequence, fewer of our cookies or media partners’ cookies may be set in browsers or be accessible in mobile devices, which adversely affects our business.
As companies replace cookies, it is possible that such companies may rely on proprietary algorithms or statistical methods to track users without cookies, or may utilize log-in credentials entered by users into other web properties owned by these companies, such as their email services, to track web usage, including usage across multiple devices. Alternatively, such companies may build different and potentially proprietary user tracking methods into their widely-used web browsers. Although we believe we are well positioned to adapt and continue to provide key data insights to our media partners without cookies, this transition could be more disruptive, slower, or more expensive than we currently anticipate, and could materially affect the accuracy of our recommendations and ads and thus our ability to serve our advertisers, adversely affecting our business, results of operations, and financial condition.
If we fail to detect and prevent click fraud or other invalid engagements with the advertisements we serve, we could lose the confidence of our advertisers, which would cause our business to suffer and negatively impact our financial results.
Our success relies on delivering measurable business value to our advertisers. We are exposed to the risk of fraudulent and otherwise invalid engagements that advertisers may perceive as undesirable. A major source of invalid engagements is click fraud in which a user, automated script or computer program intentionally engages with ads for reasons other than accessing the underlying content. If we are unable to detect and prevent such fraudulent or malicious activity, or other invalid engagements or if we choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our platform, which could lead to dissatisfaction with our solutions, refusals to pay, refund demands or withdrawal of future business. This could damage our brand and lead to a financial loss or to a loss of advertisers which would adversely affect our business, results of operations, and financial condition.
Our business depends on our ability to maintain and scale our technology platform. Real or perceived errors or disruptions in our platform could adversely affect our operating results and growth prospects.
We depend upon the sustained and uninterrupted operation of our platform to generate recommendations, serve ads, manage our content index, continually improve and analyze our data assets and optimize performance in real time. If our platform cannot scale to meet demand, or if there are errors, bugs, or other performance failures, including any related to our third-party service providers, in our execution of any of these functions on our platform, then our business may be harmed. Undetected bugs, defects, errors and other performance failures may occur, especially when we are implementing new solutions or features. Despite testing by us, errors in our platform may occur, which could result in negative publicity, damage to our brand and reputation, loss of or delay in market acceptance of our solutions, increased costs or loss of revenue, loss of competitive position or claims by advertisers or media partners for losses sustained by them. We also face risks of disruptions of service from third-party interference with our platform and cyber-attacks. For such occurrences, our platform is designed with degradation features that enable us to turn off our recommendations and ads without producing white space on the media partner’s properties for the vast majority of our media partners. While we have robust systems in place to counter breaches and attacks, such as DoS (a technique used by hackers to take an Internet service offline by overloading its servers), we cannot guarantee that future attacks may not have dire consequences, including impacting what may be displayed on the properties of our media partners and advertisers. Disruptions to our platform and our servers could interrupt our ability to provide our solutions and materially affect our reputation, relationships with media partners and advertisers, business and results of operations. Moreover, alleviating problems resulting from errors or disruptions in our platform could require significant resources, which would adversely impact our financial position, and results of operations.
Failures or loss of the hardware, software and infrastructure on which we rely, or security breaches, could adversely affect our business.
We rely on owned and leased servers and other third-party hardware and infrastructure to support our operations. Our third-party data centers are co-located in three geographically separate locations managed by three different vendors in the United States. We do not control the operation of these facilities and such facilities could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Further, our servers and data centers are vulnerable to damage or interruption from fires, natural disasters, terrorist attacks, power loss, telecommunications failures or similar catastrophic events. If a data center goes offline, an alternate data center would take over our serving and data storage needs, but our service may be slowed or degraded as a result until full data center operations are restored. We cannot assure you that future outages may not have material adverse consequences to our business. Moreover, if for any reason our arrangement with one or more of the providers of the servers that we use is terminated, we could incur additional expenses in establishing new facilities and support.

Our business depends on our ability to collect, use, and disclose data to deliver advertisements. Any limitation imposed on our collection, use or disclosure of this data could significantly diminish the value of our solution.
We use “cookies,” or small text files placed on consumer devices when an Internet browser is used, as well as mobile device identifiers, to gather data that enables our platform to be more effective. We collect this data through various means, including code that media partners and advertisers implement on their pages, software development kits installed in mobile applications, our own cookies, and other tracking technologies. Our advertisers, directly or through third-party data providers, may choose to further target their campaigns within our platform using their data.
The data we collect improves our algorithms and helps us deliver relevant recommendations with greater user engagement. Our ability to collect and use data is critical to the value of our platform. Without cookies, mobile device IDs, and other tracking technology data, our recommendations would be informed by less information about user interests and advertisers may have less visibility into their return on ad spend. If our ability to use cookies, mobile device IDs or other tracking technologies is limited, we may be required to develop or obtain additional applications and technologies to compensate for the lack of cookies, mobile device IDs and other tracking technology data, which could be time consuming or costly to develop, less effective, and subject to additional regulation. There are many technical challenges relating to our ability to collect, aggregate and associate the data, and we cannot assure you that we will be able to do so effectively, which would adversely affect our business, results of operations, and financial condition.
We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.
Our future success depends upon contributions from our employees, in particular our senior management team. We do not maintain key person life insurance for any employee. From time to time, there may be changes in our senior management team, and such changes may be disruptive to our business.
Our growth strategy also depends on our ability to expand and retain our organization with highly skilled personnel. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees. Competition for highly skilled personnel in our industry is intense across all our locations, particularly in New York City, where our headquarters is located, and in Israel and Slovenia, where we conduct the majority of our research and development activities. We may need to invest significant amounts of cash and equity to attract and retain new employees and we may not realize returns on these investments. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.
Our corporate culture has contributed to our success, and if we cannot maintain it as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, creativity, and teamwork across our business, helping to drive our success. We cannot ensure we can effectively maintain our corporate culture as we continue to grow. As we expand and change, in particular across multiple geographies, following acquisitions, or in a more remote environment, it may be difficult to preserve our corporate culture, which could reduce our ability to innovate, create, and operate effectively. In turn, the failure to preserve our culture could adversely affect our business, results of operations, and financial condition by negatively affecting our ability to attract, recruit, integrate and retain employees, continue to perform at current levels, and effectively execute our business strategy.
If currency exchange rates fluctuate substantially in the future, our results of operations, which are reported in U.S. dollars, could be adversely affected.
We are exposed to the effects of fluctuations in currency exchange rates. We incur operating expenses, including with respect to employee compensation, in local currencies at our offices outside of the United States and, most significantly, in Israel and the United Kingdom, and a significant percentage of our international revenue is from advertisers who pay us in currencies other than the U.S. dollar. Fluctuations in the exchange rates between the U.S. dollar and those other currencies could result in the U.S. dollar equivalent of such expenses being higher and/or the U.S. dollar equivalent of such foreign-denominated revenue being lower than would be the case if exchange rates were stable. This could have a negative impact on our reported operating results. We evaluate periodically the various currencies to which we are exposed and take hedging measures to reduce the potential adverse impact from the appreciation or the depreciation of our non-U.S.-dollar-denominated operations, as appropriate. Any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not fully eliminate our exposure to foreign exchange fluctuations.

Our tax liabilities may be greater than anticipated.
The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation and are changing. We are subject to audit by the U.S. Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, use and hold our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations, and the value we ascribe to our intercompany transactions. Taxing authorities may challenge, and have challenged, our tax positions and methodologies for valuing developed technology or intercompany arrangements, positions regarding the collection of sales and use taxes, and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. For example, the European Commission has proposed, and various jurisdictions have enacted or are considering enacting laws that impose separate taxes on specified digital services, which may increase our tax obligations in such jurisdictions. Digital services or other similar taxes could, among other things, increase our tax expense, create significant administrative burdens for us, discourage potential customers from subscribing to our platform due to the incremental cost of any such sales or other related taxes, or otherwise have a negative effect on our financial condition and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Given uncertainty with respect to the impact of the COVID-19 pandemic on our operations, the income tax benefit/expense we record may vary significantly in future periods. Any changes, ambiguity, or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, including the position of taxing authorities with respect to revenue generated by reference to certain digital services, could also materially impact our income tax liabilities. Although we believe that our estimates and judgments are reasonable, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could adversely affect our business, results of operations, and financial condition.
Our credit facility subjects us to operating restrictions and financial covenants that impose risk of default and may restrict our business and financing activities.
In 2013, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”) that, as amended to date, provides a senior secured revolving credit facility in the aggregate principal amount of up to $35 million. As of June 30, 2021, we had no borrowings outstanding under this loan and security agreement. Borrowings under this agreement are secured by substantially all of our assets, including all accounts receivable and proceeds from sales of our intellectual property, and are subject to a negative pledge on our intellectual property in favor of SVB. This credit facility is subject to certain financial and other covenants, as well as restrictions that limit our ability without prior written consent, among other things, to:
•dispose of or sell our assets;
•make material changes in our business, management or ownership (other than in connection with a public offering);
•consolidate or merge with other entities;
•incur additional indebtedness;
•create liens on our assets;
•pay dividends;
•make investments, other than permitted investments; and
•pay off or redeem subordinated indebtedness, unless permitted under the terms of the subordination.
These covenants may restrict our ability to finance our operations and to pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control. Our ability to renew our existing credit facility, which matures in November 2021, or to enter into a new credit facility to replace or supplement the existing facility may be limited due to various factors, including the status of our business, global credit market conditions, and perceptions of our business or industry by sources of financing. In addition, if credit is available, lenders may seek more restrictive covenants and higher interest rates that may reduce our borrowing capacity, increase our costs, and reduce our operating flexibility. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all.

We may engage in strategic transactions, which may not yield a positive financial outcome. Further, such activity may result in the company operating in businesses beyond its current core business with risk factors beyond those which are identified here.
From time to time, we may evaluate potential mergers and acquisitions or investment opportunities. We have made a number of acquisitions in the past. Any transactions that we enter into could be material to our financial condition and results of operations. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures. Acquisitions and investments carry with them a number of risks, including the following:
•diversion of management time and focus from operating our business;
•implementation or remediation of controls, procedures and policies of the acquired company;
•integration of financial systems;
•coordination of product, engineering and selling and marketing functions;
•retention of employees from the acquired company;
•unforeseen liabilities;
•litigation or other claims arising in connection with the acquired company; and
•in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries.
Our failure to address these or other risks encountered in connection with acquisitions could cause us to fail to realize the anticipated benefits of such acquisitions, resulting in unanticipated liabilities and harming our business, results of operations and financial condition.
Risks Relating to Legal or Regulatory Matters
Our business is subject to political and regulatory risks in the various markets in which we operate; compliance with differing and changing regulatory requirements poses compliance challenges.
Our business is subject to regulation, which is rapidly evolving, and the business and regulatory environment in each of the international markets in which we operate may differ. For example, regulations relating to our business, including our employees, our arrangements with media partners and advertisers, and privacy related regulations affect how we conduct our business. The following are some of the political and regulatory risks and challenges we face across jurisdictions:
•greater difficulty in enforcing contracts;
•higher costs of doing business internationally, including costs incurred in establishing and maintaining office space and equipment for our international operations;
•risks associated with trade restrictions and foreign legal requirements, including any certification and localization of our platform that may be required in foreign countries;
•greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;
•compliance with anti-bribery laws, including, without limitation, compliance with the U.S. Foreign Corrupt Practices Act and the UK Bribery Act;
•compliance with data collection and privacy law regimes of various countries;
•heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;
•the uncertainty of protection for intellectual property rights in some countries;
•general economic and political conditions in these foreign markets, including political and economic instability in some countries;
•the potential for heightened regulation relating to content curation or discovery as a result of concerns relating to the spread of disinformation through technology platforms; and
•double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate.

We are subject to laws and regulations related to data privacy, data protection, and information security, and consumer protection across different markets where we conduct our business, including in the United States and Europe. Such laws, regulations, and industry requirements are constantly evolving and changing and could potentially impact data collection and data usage for advertising and recommendations. Our actual or perceived failure to comply with such obligations could have an adverse effect on our business, results of operations, and financial condition.
We receive, store, and process data about or related to users in addition to our media partners, advertisers, services providers and employees. Our handling of this data is subject to a variety of federal, state, and foreign laws and regulations and is subject to regulation by various government authorities. Our data handling also is subject to contractual obligations and may be deemed to be subject to industry standards.
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data and issuing separate guidance in this area. If we fail to comply with any such laws or regulations, we may be subject to enforcement actions that may not only expose us to litigation, fines, and civil and/or criminal penalties, but also require us to change our business practices as well as have an adverse effect on our business, results of operations, and financial condition.
The regulatory framework for data privacy issues worldwide is evolving and is likely to remain uncertain for the foreseeable future. The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use, collection, or other processing of data and manners in which we conduct our business. Restrictions could be placed upon the collection, management, aggregation, and use of information, which could result in a material increase in the cost of collecting or otherwise obtaining certain kinds of data and could limit the ways in which we may use or disclose information. In particular, interest-based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, and similar or related practices (sometimes referred to as interest-based advertising, behavioral advertising or personalized advertising), such as cross-device data collection and aggregation, steps taken to de-identify personal data, and to use and distribute the resulting data, including for purposes of personalization and the targeting of advertisements, have come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies in the United States and abroad that focus on consumer protection or data privacy (and also by app platforms, as discussed above). Much of this scrutiny has focused on the use of cookies and other technologies to collect information about Internet users’ online browsing activity on web browsers, mobile devices, and other devices, to associate such data with user or device identifiers or de-identified identities across devices and channels. Because we rely upon large volumes of such data collected primarily through cookies and similar technologies, it is possible that these efforts may have a substantial impact on our ability to collect and use data from Internet users, and it is essential that we monitor developments in this area domestically and globally, and engage in responsible privacy practices, including providing users with notice of the types of data we collect and how we use that data to provide our services.
In the United States, the U.S. Congress and state legislatures, along with federal regulatory authorities have recently increased their attention on matters concerning the collection and use of consumer data. In the United States, non-sensitive consumer data generally may be used under current rules and regulations, subject to certain restrictions, so long as the person does not affirmatively “opt-out” of the collection or use of such data. If an “opt-in” model or other more restrictive regulations were to be widely adopted in the United States, less data would be available, and could adversely affect our business.
California enacted legislation, the California Consumer Privacy Act, along with related regulations (together, the “CCPA”), which became effective in 2020. The CCPA creates individual privacy rights for California residents and increases the privacy and security obligations of businesses handling personal data. The CCPA is enforceable by the California Attorney General and there is also a private right of action relating to certain data security incidents. The CCPA generally requires covered businesses to, among other things, provide disclosures to California consumers and afford California consumers abilities to opt-out of the sharing of personal data between parties, a concept that is defined broadly, and although formal guidance has not been issued, behavioral advertising is believed to trigger such requirements under the CCPA by us, consumer advocacy groups and in some cases our larger competitors. We cannot yet fully predict the impact of the CCPA or subsequent guidance on our business or operations, but it may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Decreased availability and increased costs of information could adversely affect our ability to meet our advertisers’ requirements and could have an adverse effect on our business, results of operations, and financial condition.

Additionally, starting in January 2023, the California Privacy Rights Act (“CPRA”), which was voted into law in November 2020 and amends the CCPA, imposes additional data protection obligations on certain businesses doing business in California, including honoring additional consumer rights and limiting the use and processing of personal data including sensitive data. In addition, the CPRA explicitly requires businesses to provide consumers with the right to opt-out of sharing of personal data with third parties for behavioral advertising. Accordingly, the CPRA could have an adverse effect on our business, results of operations, and financial condition.
Further, in March 2021, Virginia enacted the Consumer Data Protection Act (“CDPA”), which will also take effect on January 1, 2023. The CDPA, similar to the CCPA and CPRA, provides various individual privacy rights to Virginia residents concerning the processing of their personal data by businesses subject to the CDPA. The CDPA also imposes certain obligations on businesses, including the requirements to obtain opt-in consent to process sensitive data, to implement and maintain reasonable security requirements, and to conduct and document data protection impact assessments concerning the processing of personal data for purposes of behavioral advertising. Similar to the CPRA, businesses must provide consumers with the right to opt-out of the processing of their personal data for behavioral advertising. The effects of the CCPA, CPRA, and CDPA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
The CCPA has encouraged “copycat” laws in other states across the country, such as in Connecticut, Florida, New York, Oklahoma, and Washington. This legislation may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Such new privacy laws add additional complexity, requirements, restrictions, and potential legal risk, require additional investment in resources to compliance programs, and could impact trading strategies and availability of previously useful data.
In Europe, the General Data Protection Regulation (EU) 2016/679 (“GDPR”) took effect on May 25, 2018 and applies to products and services that we provide in Europe, as well as the processing of personal data of European Economic Area (“EEA”) citizens, wherever that processing occurs. The GDPR includes operational requirements for companies that receive or process personal data of residents of the EEA that are different than those that were in place in the EEA prior to the GDPR. Failure to comply with GDPR, or its implementation in the United Kingdom through the Data Protection Act 2018 (“UK GDPR”), may result in significant penalties for non-compliance ranging from €10 million to €20 million or 2% to 4% of an enterprise’s global annual revenue, whichever is greater in the case of the GDPR or the greater of £17.5 million or 4% of the total worldwide turnover in the preceding financial year in the case of the United Kingdom. In addition to the foregoing, a breach of the GDPR or the UK GDPR could result in regulatory investigations, reputational damage, orders to cease/change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
There is an increasing focus on compliance requirements with respect to the digital advertising ecosystem, including criticism that the Internet Advertising Bureau (“IAB”) Transparency & Consent Framework (“TCF”) is inherently incompatible with GDPR given the high velocity personal data trading. The UK Information Commissioner’s Office has also recently announced it has restarted its investigation into the adtech industry which will look in particular at data management platforms and the role of data brokers. If the TCF is invalidated, we may not have another means of adequately requesting and obtaining consent, which could negatively affect our business, results of operations, and financial condition.
Further, in the European Union, current national laws that implement the ePrivacy Directive (2002/58/EC) will be replaced by an EU Regulation, known as the ePrivacy Regulation, which will significantly increase fines for non-compliance and impose burdensome requirements around placing cookies. While the text of the ePrivacy Regulation is still under development, a European court decision and regulators’ recent guidance in the Court of Justice of the European Union (“CJEU”) Fashion ID case are driving increased attention to cookies and tracking technologies. On April 7, 2021 the Austrian online privacy campaign group NYOB announced that it filed a complaint with the French information commissioner’s office, the National Commission on Informatics and Liberty (the “CNIL”), against the use of the Google Android Advertising Identifier code on the ground that users do not have the opportunity to delete the code and that this amounts to a violation of ePrivacy laws. As regulators start to enforce the strict approach (which has already begun to occur in Germany, where data protection authorities have initiated a probe on third-party cookies), this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities.

In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. Though GDPR intended to harmonize the privacy and data protection laws across the EEA, member state interpretations of the law continue to vary making an already detailed regulatory framework increasingly complex to comply with. For example, as of October 1, 2020, CNIL clarified their interpretative position and began to enforce their guidelines around consent and cookies and consequently consent management platforms.
Any failure to achieve required data protection standards may result in lawsuits, regulatory fines, or other actions or liability, all of which may harm our results of operations. It is possible that CCPA, GDPR, UK GDPR and the ePrivacy Regulation in Europe and related standards may be interpreted and applied in manners that are, or are asserted to be, inconsistent with our data management practices or the technological features of our solutions. The risk is further exacerbated because of the evolving interpretation and application of privacy and data protection laws.
In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us or our advertisers. We are members of self-regulatory bodies that impose additional requirements related to the collection, use, and disclosure of consumer data. Under the requirements of these self-regulatory bodies, in addition to other compliance obligations, we are obligated to provide consumers with notice about our use of cookies and other technologies to collect consumer data and of our collection and use of consumer data for certain purposes, and to provide consumers with certain choices relating to the use of consumer data. Some of these self-regulatory bodies have the ability to discipline members or participants, which could result in fines, penalties, and/or public censure (which could in turn cause reputational harm). Additionally, some of these self-regulatory bodies might refer violations of their requirements to the Federal Trade Commission or other regulatory bodies. If we were to be found responsible for such a violation, it could adversely affect our reputation, as well as our business, results of operations, and financial condition.
If media partners, advertisers, and data providers do not obtain necessary and requisite consents from consumers for us to process their personal data, we could be subject to fines and liability.
Pursuant to GDPR, the UK GDPR and related ePrivacy laws, media partners and any downstream partners, are required to obtain unambiguous consent from EEA data subjects to process their personal data, which the industry has addressed through the release and widespread adoption of the IAB TCF in April 2018 and subsequent 2.0 update in August 2020. Because we do not have direct relationships with users, we rely on media partners, advertisers, and data providers, as applicable, to implement notice or choice mechanisms required under applicable laws, and transmit notification of the consent (or no consent) of the user to us. Where applicable, we may only use user data to deliver interest-based advertisements where we have consent. If media partners, advertisers, or data providers do not follow the process (and in any event as the legal requirements in this area continue to evolve and develop), we could be subject to fines and liability. We may not have adequate insurance or contractual indemnity arrangements to protect us against any such claims and losses.
Recent rulings from the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield as a lawful means for transferring personal data from the EEA or the UK to the United States; this introduces increased uncertainty and may require us to change our EEA/UK data practices and/or rely on an alternative legally sufficient compliance measure.
The GDPR and the UK GDPR, generally prohibit the transfer of personal data of EEA/UK subjects outside of the EEA/UK, unless a lawful data transfer solution has been implemented or a data transfer derogation applies. On July 16, 2020, in a case known as Schrems II, the CJEU ruled on the validity of two of the primary data transfer solutions. The first method, EU-U.S. Privacy Shield operated by the U.S. Department of Commerce (the “Privacy Shield”), was declared invalid as a legal mechanism to transfer data from EEA/UK to the United States. As a result, despite the fact that we had certified our compliance to the Privacy Shield, we may no longer rely on this mechanism as a lawful means to transfer EEA/UK data to us in the United States. While the United States and the European Union are in discussions regarding a replacement to the Privacy Shield, we cannot predict if it will happen or if it does, what impact it will have on our business and industry.
The second mechanism, Standard Contractual Clauses (“SCCs”), for EEA/UK data transfers was upheld as a valid legal mechanism for transnational data transfer. However, the ruling requires that European organizations seeking to rely on the SCCs to export data out of the EEA/UK ensure the data is protected to a standard that is “essentially equivalent” to that in the EEA/UK including, where necessary, by taking “supplementary measures” to protect the data. It remains unclear what “supplementary measures” must be taken to allow the lawful transfer of personal data to the United States, and it is possible that EEA/UK data protection authorities may determine that there are no supplementary measures that can legitimize EU-U.S. data transfers. For the time being, we rely on SCCs for EU-U.S. transfers of EEA/UK personal data and explore what “supplementary measures” can be implemented to protect EEA/UK personal data that is transferred to us in the United States. It remains unclear whether SCCs can cover our use of cookies and other tracking technologies placed directly on users’ browsers or devices through our media partners or advertisers’ websites. New SCCs are likely to come into effect in the course of 2021 and the existing SCCs will need to be replaced by the new SCCs. It is possible that the new SCCs may require us to reassess the basis upon which we can transfer personal data out of the EEA/UK.
We may also need to restructure our data export practices as a result of Brexit. Under the EU-UK Trade and Cooperation Agreement signed on December 30, 2020, following the expiry of the transition period, the UK will continue to benefit from the free movement of data from the EEA until the earlier of (a) the European Commission reaching an adequacy decision with respect to the UK; or (b) a period of four months (which may be extended for a further two months) from the date the EU-UK Trade and Cooperation Agreement enters into force (the “Specified Period”). The European Commission has now published its draft adequacy decision, finding that the United Kingdom does ensure an adequate level of data protection. Before the decision is formally adopted, the European Data Protection Board will need to issue a non-binding opinion on the draft and each member state must approve the decision. There is currently uncertainty as to how long this process will take. In the interim, transfers of personal data from the EEA to the UK will not be considered transfers to a third country. Should approval not be obtained prior to the expiry of the Specified Period, organizations will be required to implement a valid data transfer mechanism for data transfers from the EEA to the UK.
In the event that use of the SCCs is subsequently invalidated as a solution for data transfers to the United States, or there are additional changes to the data protection regime in the EEA/UK resulting in any inability to transfer personal data from the EEA/UK to the United States in compliance with data protection laws, European media partners and advertisers may be more inclined to work with businesses that do not rely on such compliance mechanisms to ensure legal and regulatory compliance, such as EEA/UK-based companies or other competitors that do not need to transfer personal data to the United States in order to avoid the above-identified risks and legal issues. Such changes could cause us to incur penalties under GDPR or UK GDPR and could increase the cost and complexity of operating our business.
If the security of the confidential information or personal data of our media partners and the users of our media partner properties stored in our systems is breached or otherwise subjected to unauthorized access, our reputation may be harmed and we may be exposed to liability.
We believe that we take reasonable steps to protect the security, integrity and confidentiality of the information we collect and store, but there is no guarantee that inadvertent (e.g., software bugs or other technical malfunctions, employee error or malfeasance, or other factors) or unauthorized disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. To reduce our vulnerability, we have a dedicated information security team responsible for improving and coordinating security across the company. We (i) conduct routine employee training sessions and onboarding security training, including phishing simulation, to increase awareness of phishing and other cyber threats; (ii) require multi-factor authentication access methods for all employees into our network; (iii) operate general monitoring and service protections that are subject to continuous enhancements to detect and mitigate various threats, including performing ongoing manual and automatic vulnerability assessment tests; (iv) manage an ongoing cyber risk-management framework to assess internal technological changes, as well as external systems and services as part of supply chain risk; and (v) maintain ISO 27001 security certification. However, since techniques used to obtain unauthorized access frequently evolve, we may be unable to anticipate these techniques or to implement adequate preventative measures. If our security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our users’ data, our relationships with our users may be damaged, and we could incur liability. In addition, some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, and our agreements with certain partners require us to notify them in the event of a security incident. These mandatory disclosures regarding a security breach sometimes lead to negative publicity and may cause our users, media partners or advertisers to lose confidence in the effectiveness of our data security measures. In the European Union/United Kingdom a data breach involving personal data will generally require notification of the national Information Commissioner’s Office and, where the risk to individuals is high, notification of the affected individuals themselves. In the European Union/United Kingdom there is a possibility of significant fines being imposed in the event of a security breach. Any security breach, whether actual or perceived, may harm our reputation, and we could lose users or fail to acquire new users, media partners or advertisers, all of whom may, in addition, have claims against us as a result of a security breach. Users also may be able to bring a class action against us.
Any governmental investigations, legal proceedings, or claims against us could result in liability, harm our reputation and could be costly and time-consuming to defend.
From time to time, we may be subject to litigation claims, whether arising in connection with employment or commercial matters, including certain terms in our commercial agreements. We also may be exposed to potential claims brought by third parties against us, our media partners or our advertisers. Such claims may allege, for example, that our advertisers’

recommendations (including the destination page reached) infringe the intellectual property or other rights of third parties, is false, deceptive, misleading or offensive, or that our advertisers’ products are defective or harmful.
In addition, we may be involved in regulatory issues and government investigations, including, but not limited to, actions relating to competition law. For example, on April 29, 2021, we were notified that the Antitrust Division of the U.S. Department of Justice is conducting a criminal investigation into the hiring activities in our industry that includes us. We are cooperating with the Antitrust Division. While there can be no assurance regarding the ultimate resolution of this matter, we do not believe that our conduct violated applicable law.
Our reputation as a business with high standards of regulatory compliance depends in part on our media partners’ and advertisers’ adherence to laws and regulations of multiple jurisdictions concerning copyright, trademark and other intellectual property rights, unfair competition, privacy and data protection, and truth in-advertising, and their use of our platform in ways consistent with users’ expectations. In general, we require our media partners and advertisers to comply with all applicable laws, including all applicable intellectual property, privacy and data protection regulations. We rely on contractual representations from media partners and advertisers that they will comply with all such applicable laws. We make reasonable efforts to enforce contractual notice requirements, but, due to the nature of our business, we are unable to audit fully our media partners’ and advertisers’ compliance with our recommended disclosures or with applicable laws and regulations. If our media partners or advertisers were to breach their contractual or other requirements in this regard, or a court or governmental agency were to determine that we, our media partners and/or our advertisers failed to comply with any applicable law, then we may be subject to potentially adverse publicity, damages and related possible investigation, litigation or other regulatory activity. In addition, any perception that we, our media partners and/or our advertisers fail to comply with current or future regulations and industry practices, may expose us to public criticism, collective redress actions, reputational harm or claims by regulators, which could disrupt our industry and/or operations and expose us to increased liability.
In some instances, we may be required to indemnify media partners against such claims with respect to our advertisers’ campaigns. Therefore, we may require our advertisers to indemnify us for any damages from any such claim, although in certain cases we may not be so indemnified. We cannot assure prospective investors that our advertisers will have the ability to satisfy their indemnification obligations to us, in whole, in part or at all, and pursuing any claims for indemnification may be costly or unsuccessful. As a result, we may be required to satisfy indemnification obligations to media partners, or claims against us, with our own assets.
As a result of any of the above, we could become involved in litigation or governmental investigations, whether on our own, or involving or concerning our media partners or advertisers, including class action claims, and, as a result, may become subject to significant liability, including claims for damages and financial penalties. Claims may be expensive to defend, divert management’s attention from our business operations, and affect the cost and availability of insurance, even if we ultimately prevail. If any of this occurs, it may have a material adverse effect on our reputation, business operations, financial position, competitive position and prospects.
We may be unable to obtain, maintain and protect our intellectual property rights and proprietary information or prevent third parties from making unauthorized use of our intellectual property.
Our intellectual property rights are important to our business. We rely on a combination of confidentiality clauses, trade secrets, copyrights, patents and trademarks to protect our intellectual property and know-how. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties, including our employees, consultants, service providers, media partners or advertisers, to copy our products and/or obtain and use information that we regard as proprietary to create solutions and services that compete with ours. We cannot assure you that the steps taken by us will prevent misappropriation of our trade secrets or technology or infringement of our intellectual property. In addition, the laws of some foreign countries where we operate do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.
Our policy is to enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to our proprietary information and other intellectual property. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our solutions.

We may from time to time be subject to claims of prior use, opposition or similar proceedings with respect to applications for registrations of our intellectual property, including but not limited to our trademarks and patent applications. The process of seeking patent protection can be lengthy and expensive, and any of our pending or future patent or trademark applications, whether or not challenged, may not be issued with the scope of the claims we seek, if at all. We are unable to guarantee that patents or trademarks will issue from pending or future applications or that, if patents or trademarks issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. We rely on our brand and trademarks to identify our solutions to our media partners and advertisers and to differentiate our solutions from those of our competitors. If we are unable to adequately protect our trademarks, third parties may use our brand names or trademarks similar to ours in a manner that may cause confusion to our users or confusion in the market, or dilute our brand names or trademarks, which could decrease the value of our brand.
From time to time, we may discover that third parties are infringing, misappropriating or otherwise violating our intellectual property rights. However, policing unauthorized use of our intellectual property and misappropriation of our technology is difficult and we may therefore not always be aware of such unauthorized use or misappropriation. Despite our efforts to protect our intellectual property rights, unauthorized third parties may attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop solutions with the same or similar functionality as our solutions. If competitors infringe, misappropriate or otherwise misuse our intellectual property rights and we are not adequately protected, or if such competitors are able to develop solutions with the same or similar functionality as ours without infringing our intellectual property, our competitive position and results of operations could be harmed and our legal costs could increase.
We may be subject to intellectual property rights claims by third parties, which are costly to defend and could require us to pay significant damages and could limit our ability to use technology or intellectual property.
We operate in an industry with extensive intellectual property litigation. There is a risk that our business, platform, and services may infringe or be alleged to infringe the trademarks, copyrights, patents, and other intellectual property rights of third parties, including patents held by our competitors or by non-practicing entities. We may also face allegations that our employees have misappropriated or divulged the intellectual property of their former employers or other third parties. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, the claims are time consuming, divert management attention and financial resources and are costly to evaluate and defend. Some of our competitors have substantially greater resources than we do and are able to sustain the cost of complex intellectual property litigation to a greater extent and for longer periods of time than we could. Results of these litigation matters are difficult to predict and may require us to stop offering some features, purchase licenses, which may not be available on favorable terms or at all, or modify our technology or our platform while we develop non-infringing substitutes, or incur significant settlement costs. Any of these events could adversely affect our business, results of operations, and financial condition.
Our platform relies on third-party open source software components. Failure to comply with the terms of the underlying open source software licenses could expose us to liabilities, and the combination of open source software with code that we develop could compromise the proprietary nature of our platform.
Our platform utilizes software licensed to us by third-party authors under “open source” licenses and we expect to continue to utilize open source software in the future. The use of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. To the extent that our platform depends upon the successful operation of the open source software we use, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our platform, delay new solutions introductions, result in a failure of our platform, and injure our reputation. For example, undetected errors or defects in open source software could render it vulnerable to breaches or security attacks, and, in conjunction, make our systems more vulnerable to data breaches. Furthermore, some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a specific manner, we could, under some open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar solutions with lower development effort and time and ultimately put us at a competitive disadvantage.
Although we monitor our use of open source software to avoid subjecting our platform to conditions we do not intend, we cannot assure you that our processes for controlling our use of open source software in our platform will be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue operating using our solution on terms that are not economically feasible, to re-engineer our solution or the supporting computational infrastructure to discontinue use of code, or to make generally available, in source code form, portions of our proprietary code.
We are required to comply with international advertising regulations in connection with the distribution of advertising, including potential regulation or oversight of native advertising disclosure standards. Failure to comply could negatively impact us, our media partners and/or our advertisers, which could have an adverse effect on our business, results of operations, and financial condition.
We are subject to complex and changing advertising regulations in many jurisdictions in which we operate, including regulatory and self-regulatory requirements to comply with native advertising regulations in connection with the advertising we distribute for our advertisers. For example, in the United States, the Federal Trade Commission requires that all online advertising meet certain principles, including the clear and conspicuous disclosure of advertisements. If we, or our advertisers, make mistakes in implementing this varied and evolving guidance, or our commitments with respect to these principles, we could be subject to negative publicity, government investigation, government or private litigation, or investigation by self-regulatory bodies or other accountability groups. Any such action against us could be costly and time consuming and may require us to change our business practices, cause us to divert management’s attention and our resources and be damaging to our reputation and our business. Moreover, additional or different disclosures may lead to a reduction in user engagement, which could have an adverse effect on our business, results of operations, and financial condition.
Risks Related to the Securities Markets and Ownership of Our Common Stock
The trading price of the shares of our common stock is likely to be volatile, and purchasers of our common stock could incur substantial losses.
Technology stocks historically have experienced high levels of volatility. The trading price of our common stock has fluctuated and may continue to do so. These fluctuations could cause you to incur substantial losses, including all of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:
•significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;
•announcements of new solutions or technologies, commercial relationships, acquisitions, or other events by us or our competitors;
•price and volume fluctuations in the overall stock market from time to time;
•changes in how advertisers perceive the benefits of our platform and future offerings;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•the conversion of our Convertible Notes;
•fluctuations in the trading volume of our shares or the size of our public float;
•sales of large blocks of our common stock;
•actual or anticipated changes or fluctuations in our results of operations;
•changes in actual or future expectations of investors or securities analysts;
•litigation involving us, our industry, or both;.
•governmental or regulatory actions or audits;
•regulatory developments applicable to our business, including those related to privacy in the United States or globally;
•general economic conditions and trends;
•major catastrophic events in our domestic and foreign markets; and
•departures of key employees.
In addition, if the market for technology stocks, the stock of digital advertising companies or the stock market, in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations, or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in the digital advertising industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If litigation is instituted against us, we could incur substantial costs and divert management’s attention and resources.
If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock depends, to some extent, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares, change their opinion of our business prospects or publish inaccurate or unfavorable research about our business, our share price may decline. If one or more of these analysts who cover us ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
We have broad discretion in the use of proceeds from our IPO and may invest or spend the proceeds in ways with which you do not agree and in ways that may not yield a return.
We are using the net proceeds from our IPO for working capital and general corporate purposes, including research and development expenditures focused on product development and sales and marketing expenditures aimed at growing our business. We may also use the net proceeds to make acquisitions or investments in complementary companies or technologies, although we do not have any agreement or understanding with respect to any such acquisition or investment at this time. Consequently, our management has broad discretion over the specific use of these net proceeds and may use such proceeds in a way with which our investors disagree. The failure by our management to apply and invest these funds effectively may not yield a favorable return to our investors and may adversely affect our business, results of operations, and financial condition. Pending their use, we may invest the net proceeds from our IPO in a manner that does not produce income or that loses value. If we do not use the net IPO proceeds effectively, our business, results of operations, and financial condition could be adversely affected.
Sales of substantial amounts of our common stock in the public markets, or the perception that they may occur, could cause the market price of our common stock to decline.
The market price of our common stock could decline and may make it more difficult for you to sell your stock at a time and price that you deem appropriate, as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.
Our directors, executive officers and employees hold options and restricted stock units under our equity incentive plans, and the shares issuable upon the exercise of such options or vesting of such restricted stock units have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to certain legal and contractual requirements.
A small number of significant beneficial owners of our common stock acting together have a significant influence over matters requiring stockholder approval, which could delay or prevent a change of control.
The largest beneficial owners of our common stock, an entity affiliated with Lightspeed Venture Partners , Viola Ventures III, L.P. , entities affiliated with Gemini Israel Ventures , entities affiliated with Index Ventures , Gruner + Jahr GmbH , and Yaron Galai together beneficially own an aggregate 44.8% of our outstanding common stock. As a result, these stockholders, if they act together, could exercise significant influence over our operations and business strategy since they have sufficient voting power to control the outcome of matters requiring stockholder approval. These matters may include:
•the composition of our board of directors which has the authority to direct our business and to appoint and remove our officers;
•approving or rejecting a merger, consolidation or other business combination;
•raising future capital; and
•amending our certificate of incorporation which governs the rights attached to our common stock.
This concentration of ownership of our shares could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs or other purchases of our common stock that might otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock. This concentration of ownership may also adversely affect our share price.

Failure to design, implement and maintain effective internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
The Sarbanes-Oxley Act requires, among other things, that we maintain proper and effective internal control over financial reporting. We are required to disclose, on a quarterly basis, changes made in our internal control over financial reporting. We will also be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the first complete fiscal year after our IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse if it is not satisfied with the level at which our controls are documented, designed or operating.
As a newly public company, we have undertaken and continue to undertake a range of actions to augment our internal control over financial reporting. These include implementing new internal controls and procedures and hiring additional accounting and financial reporting staff. We intend to continue to enhance our internal control over financial reporting following our IPO. Any failure of our internal controls could result in a material misstatement in our financial statements. Furthermore, if we are unable to conclude that our internal control over financial reporting is effective at the time that we are required to make such assessment, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.
We are an emerging growth company subject to reduced disclosure requirements, and there is a risk that availing ourselves of such reduced disclosure requirements will make our common stock less attractive to investors.
We are an emerging growth company, and for as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements such as, but not limited to, not being required to obtain auditor attestation of our reporting on internal control over financial reporting, having reduced disclosure obligations about our executive compensation in our periodic reports and proxy statements, and not being required to hold advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.
In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act. Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.
We will remain an emerging growth company until the earliest of: the end of the fiscal year in which the market value of the shares of our outstanding capital stock held by non-affiliates is $700 million or more as of the end of the second quarter of that year, the end of the fiscal year in which we have total annual gross revenue of $1.07 billion, the date on which we issue more than $1.0 billion in nonconvertible debt in a three-year period, or five years from the date of our IPO.
Our management team has limited experience managing a public company and we will incur significantly increased costs and devote substantial management time as a result of operating as a public company.
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules, and regulations that govern public companies. As a newly public company, we are subject to significant obligations relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage such obligations. These obligations and scrutiny will require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations, and financial condition. We expect that these requirements will increase our compliance costs. We will need to hire additional accounting, financial, and legal staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of these costs.

We also expect that being a public company will make it more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and qualified executive officers.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
As a newly public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.”
The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business, results of operations, and financial condition. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to “emerging growth companies” as described above. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”
We do not intend to pay dividends on our common stock, so any returns will be limited to the value of our common stock.
We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on a number of factors, including our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Our current credit facility imposes certain limitations on our ability to pay dividends and any new credit facility may contain certain similar restrictions. Until such time that we pay a dividend, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
We may need to raise additional funds to pursue our strategy, and we may be unable to raise capital when needed or on acceptable terms.
From time to time, we may seek additional equity or debt financing to fund our growth, develop new solutions or make acquisitions or other investments. Our business plans may change, general economic, financial or political conditions in our markets may change, or other circumstances may arise that have a material adverse effect on our cash flow and the anticipated cash needs of our business. Any of these events or circumstances could result in significant additional funding needs, requiring us to raise additional capital. We cannot predict the timing or amount of any such capital requirements at this time. If financing is not available on satisfactory terms, or at all, we may be unable to expand our business or to develop new business at the rate desired and our results of operations may suffer.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include:
•authorizing “blank check” preferred stock, which could be issued by the board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock, which would increase the number of outstanding shares and could thwart a takeover attempt;
•a classified board of directors whose members can only be dismissed for cause;
•the prohibition on actions by written consent of our stockholders;
•the limitation on who may call a special meeting of stockholders;
•the establishment of advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings; and
•the requirement of at least 75% of the outstanding capital stock to amend any of the foregoing second through fifth provisions.
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.
Future events may impact our deferred tax asset position including deferred tax assets related to our utilization of net operating losses (“NOLs,” each a “NOL”) and U.S. deferred federal income taxes on undistributed earnings of international affiliates that are considered to be reinvested indefinitely.
We evaluate our ability to utilize deferred tax assets and our need for valuation allowances based on available evidence. This process involves significant management judgment regarding assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be utilized. In making this determination, we evaluate all positive and negative evidence as of the end of each reporting period. Future adjustments (either increases or decreases), to a deferred tax asset valuation allowance are determined based upon changes in the expected realization of the net deferred tax assets. The utilization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carry-back or carry-forward periods under the applicable tax law. Due to significant estimates used to establish a valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to a valuation allowance in future reporting periods. Changes to a valuation allowance or the amount of deferred taxes could have a materially adverse effect on our business, financial condition and results of operations. Further, while we have no current intention to do so in the foreseeable future, should we change our assertion regarding the permanent reinvestment of the undistributed earnings of certain of our foreign subsidiaries, a deferred tax liability may need to be established.
The ability to fully utilize our NOL and tax credit carryforwards to offset future taxable income may be limited. Under Sections 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by 5% or greater stockholders that exceeds 50% over a rolling three-year period. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards or other pre-change tax attributes to offset United States federal and state taxable income may be subject to limitations. Any such limitations on the ability to use our NOL carryforwards and other tax assets could adversely impact our business, financial condition, and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Equity Securities
During the fiscal quarter ended June 30, 2021, the Registrant has sold the following securities without registration under the Securities Act of 1933, as amended, or the Securities Act:
From April 1, 2021 through June 30, 2021, we granted to our officers, employees, and consultants an aggregate of 254,058 options and RSUs to purchase or be settled in shares of our common stock with per share exercise prices ranging from $0 to $12.33 under our 2007 Plan. These grants represent 7,059 options to purchase common stock with an exercise price of $12.33 and 246,999 RSUs.
Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions.
(b) Use of Proceeds
On July 27, 2021, we sold 8,000,000 shares of our common stock in connection with our IPO, at a public offering price of $20.00 per share for an aggregate offering price of $160 million. The proceeds from the sale were approximately $144.8 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The offer and sale of all of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333- 257525), which was declared effective by the SEC on July 22, 2021. The representatives of the underwriters of our IPO were Citigroup Global Markets Inc. and Jefferies LLC. No payments were made by us to directors, officers or persons owning 10 percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.
There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

EXHIBIT INDEX

Exhibit No.	Description

3.1
Form of Twelfth Amended and Restated Certificate of Incorporation of Outbrain Inc., as currently in effect (incorporated herein by reference to Exhibit 3.5 to the Company’s Form S-1/A filed with the SEC on July 20, 2021, File No. 333-257525).

3.2
Amended and Restated By-laws of Outbrain Inc., as currently in effect (incorporated herein by reference to Exhibit 3.4 to the Company’s Form S-1/A filed with the SEC on July 20, 2021, File No. 333-257525).

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-1/A filed with the SEC on July 20, 2021, File No. 333-257525).

4.2
Indenture, dated as of July 27, 2021, by and between Outbrain Inc. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on July 28, 2021, File No. 001-40643).

4.3	Form of 2.95% Convertible Senior Note due 2026 (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on July 28, 2021, File No. 001-40643).

31.1*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*❖	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________
* Filed herewith.
❖ This certification is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 20, 2021.

OUTBRAIN INC.

By:	/s/ David Kostman
Name: David Kostman
Title: Co-Chief Executive Officer

By:	/s/ Elise Garofalo
Name: Elise Garofalo
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)