Form 10-Q
period 2021-09-30
Outbrain Inc.
filed 2021-11-12
CIK 1454938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of November 1, 2021, Outbrain Inc. had 55,507,975 shares of common stock outstanding.

Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements, may include, without limitation, statements generally relating to possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions or are not statements of historical facts. We have based these forward-looking statements largely on our expectations and projections regarding future events and trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including but not limited to:
•overall advertising demand and traffic generated by our media partners;
•factors that affect advertising spending, such as economic downturns and unexpected events;
•any failure of our recommendation engine to accurately predict user engagement, any deterioration in the quality of our recommendations or failure to present interesting content to users or other factors which may cause us to experience a decline in user engagement or loss of media partners;
•limits on our ability to collect, use and disclose data to deliver advertisements;
•the effects of the ongoing and evolving COVID-19 pandemic, including the resulting global economic uncertainty, and measures taken in response to the pandemic;
•our ability to continue to innovate, and adoption by our advertisers and media partners of our expanding solutions;
•our ability to meet demands on our infrastructure and resources due to future growth or otherwise;
•our ability to extend our reach into evolving digital media platforms;
•our ability to maintain and scale our technology platform;
•our ability to grow our business and manage growth effectively;
•the success of our sales and marketing investments, which may require significant investments and may involve long sales cycles;
•the risk that our research and development efforts may not meet the demands of a rapidly evolving technology market;
•the loss of one or more of our large media partners, and our ability to expand our advertiser and media partner relationships;
•our ability to compete effectively against current and future competitors;
•failures or loss of the hardware, software and infrastructure on which we rely, or security breaches;
•our ability to maintain our revenues or profitability despite quarterly fluctuations in our results, whether due to seasonality, large cyclical events, or other causes;
•political and regulatory risks in the various markets in which we operate; the challenges of compliance with differing and changing regulatory requirements; and
•the risks described in the section entitled “Risk Factors” and elsewhere in this Report.
Accordingly, you should not rely upon forward-looking statements as an indication of future performance. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or will occur, and actual results, events or circumstances could differ materially from those projected in the forward-looking statements. The forward-looking statements made in this Report relate only to events as of the date on which the statements are made. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. We undertake no obligation and do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events or otherwise, except as required by law.

Part I Financial Information
Item 1. Financial Statements
OUTBRAIN INC.
Condensed Consolidated Balance Sheets
(In thousands, except for number of shares and par value)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$482,447	$93,641
Accounts receivable, net of allowances	161,325	165,449
Prepaid expenses and other current assets	27,734	18,326
Total current assets	671,506	277,416
Property, equipment and capitalized software, net	24,782	24,756
Intangible assets, net	6,704	9,812
Goodwill	32,881	32,881
Other assets	11,471	11,621
TOTAL ASSETS	$747,344	$356,486

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$139,208	$118,491
Accrued compensation and benefits	22,081	23,000
Accrued and other current liabilities	104,066	109,747
Deferred revenue	5,462	5,512
Total current liabilities	270,817	256,750
Long-term debt	236,000	—
Other liabilities	15,963	17,105
TOTAL LIABILITIES	$522,780	$273,855

Commitments and contingencies (Note 8)
Convertible preferred stock, par value of $0.001 per share — 100,000,000 shares authorized and no shares outstanding as of September 30, 2021, and 27,766,563 shares authorized and 27,652,449 of Series A, B, C, D, E, F, G and H outstanding as of December 31, 2020.	—	162,444
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, par value of $0.001 per share — 1,000,000,000 shares authorized and 55,467,215 shares issued and outstanding as of September 30, 2021, and 65,183,785 shares authorized and 17,158,802 shares issued and outstanding as of December 31, 2020.	55	17
Additional paid-in capital	426,030	92,705
Accumulated other comprehensive loss	(5,317)	(4,290)
Accumulated deficit	(196,204)	(168,245)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	224,564	(79,813)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$747,344	$356,486

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Operations
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)
Revenue	$250,784	$186,510	$725,961	$521,704
Cost of revenue:
Traffic acquisition costs	182,669	137,866	530,606	392,812
Other cost of revenue	7,846	6,771	22,555	22,292
Total cost of revenue	190,515	144,637	553,161	415,104
Gross profit	60,269	41,873	172,800	106,600
Operating expenses:
Research and development	10,659	6,867	27,561	20,752
Sales and marketing	26,047	17,476	67,101	55,587
General and administrative	29,979	13,909	52,619	35,858
Total operating expenses	66,685	38,252	147,281	112,197
(Loss) income from operations	(6,416)	3,621	25,519	(5,597)
Other (expense) income, net:
Charges related to exchange of senior notes upon IPO	(42,049)	—	(42,049)	—
Interest expense	(1,656)	(196)	(2,015)	(627)
Interest income and other income (expense), net	1,218	(878)	(1,978)	(322)
Total other (expense) income, net	(42,487)	(1,074)	(46,042)	(949)
(Loss) income before provision for income taxes	(48,903)	2,547	(20,523)	(6,546)
Provision for income taxes	5,003	6	7,436	3,106
Net (loss) income	$(53,906)	$2,541	$(27,959)	$(9,652)

Weighted average shares outstanding:
Basic	47,859,056	16,846,853	27,645,471	16,747,054
Diluted	47,859,056	19,460,110	27,645,471	16,747,054

Net (loss) income per common share:
Basic	($1.13)	$0.06	($1.01)	($0.58)
Diluted	($1.13)	$0.05	($1.01)	($0.58)
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)
Net (loss) income	$(53,906)	$2,541	$(27,959)	$(9,652)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,187)	1,006	(1,027)	(676)
Comprehensive (loss) income	$(55,093)	$3,547	$(28,986)	$(10,328)
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except for number of shares)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – July 1, 2021	27,652,449	$162,444	17,764,264	$18	$97,277	$(4,130)	$(142,298)	$(49,133)
Conversion of convertible preferred stock to common stock	(27,652,449)	(162,444)	28,091,267	28	162,416	—	—	162,444
Issuance of common stock from initial public offering, net of issuance costs	—	—	8,000,000	8	145,097	—	—	145,105
Issuance of common stock upon exercise of employee stock options and warrants	—	—	1,428,879	1	2,792	—	—	2,793
Issuance of common stock upon vesting of restricted stock units	—	—	182,805	—	—	—	—	—
Stock-based compensation	—	—	—	—	18,448	—	—	18,448
Other comprehensive loss	—	—	—	—	—	(1,187)	—	(1,187)
Net loss	—	—	—	—	—	—	(53,906)	(53,906)
Balance –September 30, 2021	—	$—	55,467,215	$55	$426,030	$(5,317)	$(196,204)	$224,564

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	27,652,449	$162,444	17,158,802	$17	$92,705	$(4,290)	$(168,245)	$(79,813)
Conversion of convertible preferred stock to common stock	(27,652,449)	(162,444)	28,091,267	28	162,416	—	—	162,444
Issuance of common stock from initial public offering, net of issuance costs	—	—	8,000,000	8	145,097			145,105
Issuance of common stock upon exercise of employee stock options and warrants	—	—	1,824,770	2	4,325	—	—	4,327
Issuance of common stock upon vesting of restricted stock units	—	—	392,376	—	—	—	—	—
Stock-based compensation	—	—	—	—	21,487	—	—	21,487
Other comprehensive income	—	—	—	—	—	(1,027)	—	(1,027)
Net loss	—	—	—	—	—	—	(27,959)	(27,959)
Balance –September 30, 2021	—	$—	55,467,215	$55	$426,030	$(5,317)	$(196,204)	$224,564

OUTBRAIN INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Continued)
(In thousands, except for number of shares)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – July 1, 2020	27,652,449	$162,444	16,832,815	$17	$90,717	$(7,205)	$(184,801)	$(101,272)
Issuance of common stock upon exercise of employee stock options	—	—	5,260	—	37	—	—	37
Issuance of common stock upon vesting of restricted stock units	—	—	74,476	—	—	—	—	—
Stock-based compensation	—	—	—	—	926	—	—	926
Other comprehensive income	—	—	—	—	—	1,006	—	1,006
Net income	—	—	—	—	—	—	2,541	2,541
Balance –September 30, 2020	27,652,449	$162,444	16,912,551	$17	$91,680	$(6,199)	$(182,260)	$(96,762)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2020	27,652,449	$162,444	16,584,315	$17	$88,446	$(5,523)	$(172,602)	$(89,662)
Issuance of common stock upon exercise of employee stock options	—	—	105,785	—	475	—	—	475
Issuance of common stock upon vesting of restricted stock units	—	—	222,451	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,759	—	—	2,759
Other comprehensive loss	—	—	—	—	—	(676)	—	(676)
Net loss	—	—	—	—	—	—	(9,652)	(9,652)
Other	—	—	—	—	—	—	(6)	(6)
Balance –September 30, 2020	27,652,449	$162,444	16,912,551	$17	$91,680	$(6,199)	$(182,260)	$(96,762)
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,959)	$(9,652)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Charges related to exchange of senior notes upon IPO	42,049	—
Depreciation and amortization of property and equipment	5,068	5,094
Amortization of capitalized software development costs	6,241	5,555
Amortization of intangible assets	2,687	3,404
Loss (gain) on sale of assets	3	(1,111)
Stock-based compensation	21,396	2,732
Provision for doubtful accounts	2,190	1,325
Deferred income taxes	(918)	(418)
Other	1,999	(1,406)
Changes in operating assets and liabilities:
Accounts receivable	602	18,600
Prepaid expenses and other current assets	(10,386)	(1,735)
Other assets	(191)	(1,484)
Accounts payable	21,230	15,116
Accrued and other current liabilities	(3,714)	5,835
Deferred revenue	31	887
Other	749	783
Net cash provided by operating activities	61,077	43,525

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,885)	(1,268)
Capitalized software development costs	(7,434)	(6,686)
Proceeds from sale of assets	—	1,117
Other	(41)	(31)
Net cash used in investing activities	(11,360)	(6,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from IPO issuance of common stock, net of underwriting costs	148,800	—
Payment of initial public offering transaction costs	(3,695)	—
Proceeds from issuance of debt	200,000	—
Payment of deferred financing costs	(6,067)	—
Proceeds from borrowings on revolving credit facility	—	10,000
Principal repayments on revolving credit facility	—	(10,000)
Proceeds from exercise of stock options and warrants	4,327	442
Principal payments on capital obligation arrangements	(3,322)	(3,689)
Net cash provided by (used in) financing activities	340,043	(3,247)

Effect of exchange rate changes	(978)	868

Net increase in cash, cash equivalents and restricted cash	388,782	34,278
Cash, cash equivalents and restricted cash — Beginning	94,067	49,982
Cash, cash equivalents and restricted cash — Ending	482,849	$84,260

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$482,447	$83,854
Restricted cash, included in other assets	402	406
Total cash, cash equivalents, and restricted cash	$482,849	$84,260

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
Initial Public Offering
On July 22, 2021, the Company’s Form S-1, filed on June 29, 2021, as amended, was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) in connection with the Company’s initial public offering (“IPO”) of the Company’s common stock and its common stock began trading on The Nasdaq Stock Market LLC (“Nasdaq”) on July 23, 2021. On July 27, 2021, the Company closed its IPO and issued 8,000,000 shares of its common stock at an initial offering price of $20.00 per share, receiving aggregate net proceeds of $145.1 million, after deducting underwriting discounts, commissions and other offering costs.
Deferred offering costs of $3.7 million primarily consisted of accounting, legal and other transaction costs directly related to the IPO. Prior to the IPO, deferred offering costs were recorded within prepaid expenses and other current assets on the Company’s consolidated balance sheet. Upon the Company’s IPO, such costs were reclassified to additional paid-in capital within stockholders’ equity (deficit) and recorded against the proceeds of the offering.
In connection with the IPO, all of the shares of the Company’s convertible preferred stock outstanding automatically converted into an aggregate of 28,091,267 shares of the Company’s common stock, with all series converted on a one-to-one basis, with the exception of Series F, which was converted at 1.14-to-1, based on the terms of the Series F agreement and the IPO price. The total carrying value of convertible preferred stock of $162.4 million was reclassified to stockholders’ equity (deficit).
Shares Authorization
In July 2021, the Company’s certificate of incorporation was amended and restated to provide the Company with the authority to issue up to 1.1 billion shares, comprised of 1.0 billion shares of $0.001 par value common stock and 0.1 billion shares of $0.001 par value preferred stock. Each holder of common stock is entitled to one vote with respect to each share of common stock and is entitled to dividends, if and when declared by the Company’s Board of Directors (the “Board”), subject to preferential rights of preferred stockholders.
Basis of Presentation
The accompanying condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2020, included with the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 23, 2021.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In July 2021, the Company’s Board and stockholders approved a 1-for-1.7 reverse stock split of its common and convertible preferred stock. The reverse stock split became effective on July 13, 2021. The par value of the common stock was not adjusted as a result of the reverse stock split. In addition, adjustments corresponding to the reverse stock split were made to the ratio at which the convertible preferred stock converted into common stock immediately prior to the closing of the IPO, in accordance with existing terms of the convertible preferred stock. All share and per-share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively to reflect the effect of the reverse stock split for all periods presented.
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
We generally do not require collateral to secure accounts receivable. No single marketer accounted for 10% or more of our total revenue for the three months and nine months ended September 30, 2021 or September 30, 2020, or for 10% or more of our gross accounts receivable balance as of September 30, 2021 or December 31, 2020.
Two media owners each individually accounted for approximately 10% of our total traffic acquisition costs for the three months ended September 30, 2021, and individually accounted for approximately 10% and 11% of our total traffic acquisition costs for the nine months ended September 30, 2021. For the three months ended September 30, 2020, one media owner individually accounted for 13% of our total traffic acquisition costs, and two accounted for 11% and 13% of our total traffic acquisition costs for the nine months ended September 30, 2020.
Segment Information
We have a single operating and reporting segment. Our chief operating decision maker is our Co-Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis.
Recently Adopted and Recently Issued Accounting Pronouncements
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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Recently adopted accounting pronouncements
On January 1, 2021, we early adopted Accounting Standards Update (“ASU”) 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplified the accounting for convertible debt instruments by reducing the number of accounting models used to allocate proceeds from five to three, removing certain conditions for equity classification and amending earnings per share calculations to assume share settlement and to require the if-converted method to be applied to all convertible debt instruments. The adoption of this standard did not have an impact on our consolidated financial statements as of the date of adoption. The Company applied this guidance to its Convertible Notes issued in July 2021 (See Note 6 for additional information).
Recently issued accounting pronouncements not yet adopted
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, “Leases (Topic 842)”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months, regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). In June 2020 the FASB issued ASU 2020-05 Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities. The amendments in this update defer the effective date of ASU 2016-02 for private companies to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application is permitted. The Company plans to adopt this standard on January 1, 2022, as required. The Company has aggregated all of its lease agreements and is in the process of analyzing its lease portfolio and assessing the impacts of adoption on its consolidated financial statements. The Company expects its assets and liabilities to increase in connection with the recording of right-of-use assets and lease liabilities upon adoption of this standard.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires consideration of forward-looking information to calculate credit loss estimates. These changes will result in an earlier recognition of credit losses. The Company's financial assets held at amortized cost include accounts receivable. The amendments in ASU 2020-05 deferred the effective date for Topic 326 to fiscal years beginning after December 15, 2022. The Company plans to adopt this standard on the earlier of January 1, 2023 or on losing its emerging growth company status. The Company does not expect the adoption of this standard will have a material impact on the consolidated financial statements or related disclosures.
See Note 1 to the Company’s audited consolidated financial statements for the year ended December 31, 2020 in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 23, 2021 for a complete disclosure of the Company’s significant accounting policies.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2. Revenue Recognition
The following table presents total revenue based on where our marketers are physically located:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
USA	$94,599	$73,666	$265,677	$201,447
Europe, the Middle East and Africa (EMEA)	125,102	93,719	377,680	263,543
Other	31,083	19,125	82,604	56,714
Total revenue	$250,784	$186,510	$725,961	$521,704
Contract Balances
There were no contract assets as of September 30, 2021 or December 31, 2020. Contract liabilities primarily relate to advance payments and consideration received from customers. As of September 30, 2021 and December 31, 2020, the Company’s contract liabilities were recorded as deferred revenue in the condensed consolidated balance sheets.
3. Fair Value Measurements
The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
•Level I – Valuations based on quoted prices in active markets for identical assets and liabilities;
•Level II – Valuations based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets, inputs that are observable or can be principally corroborated by observable market data; and
•Level III – Valuations based on unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities

The following table sets forth the fair value of our financial assets measured on a recurring basis by level within the fair value hierarchy:

	September 30, 2021
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:

Restricted time deposit (1)	$—	$402	$—	$402
Severance pay fund deposits (1)	$—	$5,315	$—	$5,315
Foreign currency forward contract (2)	$—	$77	$—	$77
Total financial assets	$—	$5,794	$—	$5,794

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2020
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:

Restricted time deposit (1)	$—	$426	$—	$426
Severance pay fund deposits (1)	$—	$5,379	$—	$5,379
Foreign currency forward contract (2)	$—	$553	$—	$553
Total financial assets	$—	$6,358	$—	$6,358
_____________________
(1)Recorded within other assets
(2)Recorded within prepaid expenses and other current assets

The Company’s 2.95% Convertible Senior Notes due 2026 (“Convertible Notes”) are recorded within long-term debt in its condensed consolidated balance sheet at their carrying value, which may differ from their fair value. The fair value of Convertible Notes is estimated using external pricing data, including any available market data for other debt instruments with similar characteristics. The following table summarizes the carrying value and the estimated fair value of the Company’s Convertible Notes, based on Level II measurements of the fair value hierarchy:

	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Convertible Notes	$236,000	$240,531	$—	$—
4. Balance Sheet Components
Accounts Receivable, Net of Allowances
Accounts receivable, net of allowances consists of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Accounts receivable	$165,844	$169,623
Allowance for doubtful accounts	(4,519)	(4,174)
Accounts receivable, net of allowances	$161,325	$165,449
Allowance for Doubtful Accounts
The allowance for doubtful accounts consists of the following activity:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
	(In thousands)
Allowance for doubtful accounts, beginning balance	$4,174	$3,281
Provision for doubtful accounts, net of recoveries	2,155	2,668
Write-offs	(1,810)	(1,775)
Allowance for doubtful accounts, ending balance	$4,519	$4,174

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consists of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Computer equipment	$38,354	$41,735
Capitalized software development costs	51,295	43,728
Software	2,947	3,444
Leasehold improvements	1,245	2,805
Furniture and fixtures	252	908
Property, equipment and capitalized software, gross	94,093	92,620
Less: accumulated depreciation and amortization	(69,311)	(67,864)
Total property, equipment and capitalized software, net	$24,782	$24,756
Current Liabilities
At September 30, 2021 and December 31, 2020, accrued and other current liabilities of $104.1 million and $109.7 million, respectively, included accrued traffic acquisition costs of $64.4 million and $77.2 million, respectively. In addition, accounts payable included $129.8 million and $111.7 million of traffic acquisition costs as of September 30, 2021 and December 31, 2020, respectively.
5. Goodwill and Intangible Assets
The Company’s goodwill balance was $32.9 million as of September 30, 2021 and December 31, 2020 and the Company has not recorded any accumulated impairments of goodwill.
The gross carrying amount and accumulated amortization of our intangible assets are as follows:

	As of September 30, 2021
	Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	36-48 months	$8,425	$(8,425)	$—
Customer relationships	48 months	5,445	(3,853)	1,592
Publisher relationships	48 months	8,606	(5,379)	3,227
Trade names	8 years	1,705	(533)	1,172
Other	14 years	870	(157)	713
Total intangible assets, net		$25,051	$(18,347)	$6,704

	As of December 31, 2020
	Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	36-48 months	$8,425	$(8,388)	$37
Customer relationships	48 months	5,694	(3,166)	2,528
Publisher relationships	48 months	9,111	(3,986)	5,125
Trade names	8 years	1,805	(395)	1,410
Other	14 years	830	(118)	712
Total intangible assets, net		$25,865	$(16,053)	$9,812
No impairment charges were recorded during the three months and nine months ended September 30, 2021 and September 30, 2020.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2021, estimated amortization related to our identifiable acquisition-related intangible assets in future periods was as follows:

Year	Amount
(In thousands)
Remainder of 2021	$870
2022	3,479
2023	1,069
2024	266
2025	266
Thereafter	754
Total	$6,704
6. Long-Term Debt
Convertible Notes
On July 1, 2021, the Company completed the sale of $200 million aggregate principal amount of senior subordinated secured notes due July 1, 2026 (the “Notes”), in a private placement to institutional investors affiliated with the funds managed by The Baupost Group, L.L.C. (the “Baupost Investors”), pursuant to a Senior Subordinated Secured Note Purchase Agreement dated July 1, 2021 (the “Note Purchase Agreement”). Upon issuance of the Notes, the Company recorded a $36.0 million discount in connection with the embedded conversion feature, as well as deferred financing costs of $6.0 million in its consolidated balance sheet. The Notes, which were exchanged and cancelled upon the IPO, bore interest that accrued at the rate of (i) prior to July 1, 2024, 10.0% per annum and (ii) on and after July 1, 2024, 14.5% per annum, payable quarterly and were guaranteed by certain of the Company’s wholly-owned subsidiaries and secured by a second priority lien on all of the Company’s and its subsidiaries’ tangible and intangible assets, subject to certain excluded assets, permitted liens and customary exceptions.
On July 27, 2021, in connection with the closing of the Company’s IPO and pursuant to the terms of the Note Purchase Agreement, the Company exchanged $200 million aggregate principal amount of the Notes due July 1, 2026 for $236 million aggregate principal amount of the Company’s 2.95% Convertible Senior Notes due 2026 (the “Convertible Notes”), pursuant to an indenture, dated as of July 27, 2021 (the “Indenture”), between the Company and The Bank of New York Mellon, as trustee. Upon the issuance of such Convertible Notes, the Notes and the obligations of the Company and the guarantee thereunder have been canceled and extinguished. The Convertible Notes will mature on July 27, 2026, unless earlier converted, redeemed or repurchased. In connection with the exchange of Notes to Convertible Notes, the Company recognized accelerated amortization of the unamortized discount and deferred issuance costs relating to the Notes totaling $42 million, which was recorded within charges related to exchange of senior notes upon IPO in the Company’s condensed consolidated statement of operations for the three months and nine months ended September 30, 2021. Deferred financing costs related to Convertible Notes were not material.
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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

As described in Note 1, the Company early adopted ASU 2020-06 on January 1, 2021. The Company was not required to bifurcate the embedded conversion feature and the Convertible Notes were not issued with a substantial premium. As such, the Company accounted for the Convertible Notes as a liability under the no proceeds allocated model. The Company will calculate earnings per share using the if-converted method.
Revolving Credit Facility
The Company was party to a loan and security agreement (the “Revolving Credit Facility”) with Silicon Valley Bank (“SVB”), which matured on November 2, 2021, and provided the Company with an initial maximum borrowing capacity of up to $35.0 million that the Company could use to borrow against its qualifying receivables based on a defined borrowing formula.
The Revolving Credit Facility contained customary conditions to borrowings, events of default and negative covenants, including covenants that restricted the Company's ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of its capital stock, make investments or engage in transactions with our affiliates. The Company was also subject to financial covenants with respect to a monthly modified liquidity ratio and Adjusted EBITDA for trailing six-month periods.
Our obligations under the Revolving Credit Facility were secured by a first priority security interest in substantially all of the assets of the Company with a negative pledge on our intellectual property. The Company was in compliance with all financial covenants under its Revolving Credit Facility as of September 30, 2021.
As of September 30, 2021 and December 31, 2020, we had no borrowings outstanding under our Revolving Credit Facility and our available borrowing capacity was $35.0 million based on the defined borrowing formula. No borrowings were outstanding under the Revolving Credit Facility on the maturity date.

On November 2, 2021, the Company entered into an Amended and Restated Loan and Security Agreement with SVB. See Note 12 for additional information.
7. Income Taxes
The Company’s effective tax rates for the three months and nine months ended September 30, 2021 were (10.2)% and (36.2)%, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2020 were 0.2% and (47.4)%, respectively. The changes to the effective tax rates were primarily due to losses from operations in the current and prior year periods and the jurisdictional mix of earnings. The Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to the full valuation allowance recorded against the U.S. deferred tax assets for the three and nine months ended September 30, 2021, and our deferred tax assets in the U.S. and in one of our foreign subsidiaries for the three and nine months ended September 30, 2020, respectively.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. Commitments and Contingencies
Legal Proceedings and Other Matters
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
On April 29, 2021, we were notified that the Antitrust Division of the U.S. Department of Justice is conducting a criminal investigation into the hiring practices in our industry that includes us. We are cooperating with the Antitrust Division. While there can be no assurance regarding the ultimate resolution of this matter, we do not believe that our conduct violated applicable law.
Lease Commitments
We lease certain office and data center facilities under non-cancelable operating lease arrangements for our U.S. and international locations that expire on various dates through 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease.
In addition, we lease certain equipment and computers under capital lease arrangements that expire at various dates through 2024.
As of September 30, 2021, the aggregate future non-cancelable minimum lease payments consist of the following:

Year	Operating Leases	Capital Leases
	(In thousands)
Remainder of 2021	$1,895	$1,121
2022	9,215	3,329
2023	8,804	1,741
2024	5,904	256
2025	5,773	—
Thereafter	3,970	—
Total minimum payments required	$35,561	$6,447
9. Stock-based Compensation
In July 2021, the Board, and the Company’s stockholders approved, the 2021 Long-Term Incentive Plan (the “2021 LTIP”), which became effective in connection with the closing of the Company’s IPO. A total of 5,050,000 shares of the Company’s common stock have been reserved for issuance under the 2021 LTIP, which is subject to automatic annual increases. The 2021 LTIP may be used to grant, among other award types, stock options, restricted share awards (“RSAs”) and restricted stock units (“RSUs”). The number of shares of common stock reserved for future issuance under the 2021 Plan will also be increased pursuant to provisions for annual automatic evergreen increases. The Company’s previous awards issued under its 2007 Omnibus Securities and Incentive Plan, as amended and restated on January 21, 2009 (“2007 Plan”), remain subject to the 2007 Plan, including its lock-up provisions of up to 180 days after the IPO. As of September 30, 2021, approximately 526,438 and 5,050,000 shares were available for grant under the 2007 Plan and the 2021 LTIP, respectively.
The Company recognizes stock-based compensation for stock-based awards, including stock options, RSAs, RSUs and stock appreciation rights (“SARs”) based on the estimated fair value of the awards. The Company estimates the fair value of its stock option awards on the grant date using the Black-Scholes option pricing model. The fair value of our RSAs and RSUs is the fair value of the Company’s common stock on the date of grant.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In our accompanying condensed consolidated statements of operations, the Company recognized stock-based compensation for our employees and non-employees as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021		2020	2021		2020
	(in thousands)			(in thousands)
Research and development	$1,685		$207	$2,379		$574
Sales and marketing	5,587		508	6,926		1,525
General and administrative	11,176		159	12,091		633
Total stock-based compensation	$18,448	(1)	$874	$21,396	(1)	$2,732
(1) Includes $16.5 million of stock-based compensation expense recorded during the three months ended September 30, 2021, in connection with the Company’s stock option awards, RSAs, RSUs and SARs for which the service condition has been met and a performance condition was satisfied upon the Company’s IPO, which was a qualifying liquidity event. Stock-based compensation expense for unvested awards will be recognized over the remainder of the requisite service period.

As of September 30, 2021, the Company’s unrecognized stock-based compensation expense was $4.8 million for unvested stock options and $21.9 million for unvested RSUs.
Determination of fair value
The estimated grant-date fair value of our stock options was calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

Nine Months Ended September 30, 2021
Expected term (in years)	6.0 years
Risk-free interest rate	1.07%
Expected volatility	43.6%
Dividend rate	—%
Weighted-average grant date fair value	$5.17
The following table summarizes stock option activity for the nine months ended September 30, 2021:

	Stock Options
	Number of Shares	Weighted- Average Exercise Price
Outstanding—December 31, 2020	5,475,481	$6.36
Granted	7,059	$12.33
Exercised	(1,636,996)	$3.14
Forfeited	(288,735)	$4.46
Outstanding—September 30, 2021	3,556,809	$8.01
Exercisable	2,660,253	$7.06

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes RSA and RSU activity for the nine months ended September 30, 2021:

	RSAs and RSUs
	Number of Shares		Weighted- Average Grant Date Fair Value
Outstanding—December 31, 2020	4,036,409		$9.35
Granted	247,029		$12.33
Vested and released	(392,376)		$10.04
Forfeited	(141,069)		$10.49
Outstanding—September 30, 2021	3,749,993	‘(1)	$9.43
Outstanding and unvested	1,873,294
__________________________________________
(1) As of September 30, 2021, outstanding awards included 1,876,699 RSUs the delivery of which is deferred.

In addition, as of September 30, 2021 and December 31, 2020, 3,390 SARs awards were outstanding with a weighted average grant date fair value of $3.93, which are accounted for as liability awards.
Stock-Based Awards Granted Outside of Equity Incentive Plans
Warrants
The Company issued equity classified warrants to purchase shares of common stock to certain third-party advisors, consultants and financial institutions. In July 2021, 244,619 warrants that would have expired if not exercised prior to the Company’s IPO were exercised. As of September 30, 2021, the Company had 376,470 warrants outstanding with a weighted exercise price of $7.81, which expire between 2024 and 2026.
Employee Stock Purchase Plan
In July 2021, the Board and the Company’s stockholders approved a new 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the closing of the Company’s IPO. A total of 1,263,000 shares of the Company’s common stock have been reserved for issuance under the ESPP, which is subject to automatic annual increases.
10. Net (Loss) Income Per Common Share
We apply the two-class method to calculate basic and diluted (loss) income per share attributable to common stockholders as shares of our convertible preferred stock are participating securities due to their participation rights. The two-class method is an earnings allocation method under which earnings per share is calculated for common stock considering a participating security holder’s rights to undistributed earnings as if all such earnings had been distributed during the period. Our participating securities are not included in the computation of loss per share attributable to common stockholders in periods of net loss because the convertible preferred stockholders have no contractual obligation to participate in losses.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except share and per share data)
Numerator:
Basic and diluted:
Net (loss) income	$(53,906)	$2,541	$(27,959)	$(9,652)
Less: undistributed earnings allocated to participating securities	—	(1,577)	—	—
Net (loss) income attributable to common stockholders	$(53,906)	$964	$(27,959)	$(9,652)

Denominator:
Basic weighted-average shares used in computing (loss) income attributable to common stockholders	47,859,056	16,846,853	27,645,471	16,747,054
Weighted average dilutive share equivalents:
Stock options, Warrants, RSAs and RSUs	—	2,613,257	—	—
Diluted weighted-average shares used in computing (loss) income attributable to common stockholders	47,859,056	19,460,110	27,645,471	16,747,054

Net (loss) income per share attributable to common stockholders:
Basic	$(1.13)	$0.06	$(1.01)	$(0.58)
Diluted	$(1.13)	$0.05	$(1.01)	$(0.58)
The following weighted average shares have been excluded from the calculation of diluted (loss) income per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Convertible preferred stock	6,612,542	27,652,449	20,562,077	27,652,449
Options to purchase common stock	4,510,385	70,838	5,056,939	4,296,122
Warrants	434,454	—	558,194	621,089
Restricted stock units	3,933,167	488,591	4,161,050	2,444,752
Weighted average shares for convertible notes	7,182,609	—	2,420,513	—
Total shares excluded from diluted (loss) income per share	22,673,157	28,211,878	32,758,773	35,014,412

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. Supplemental Cash Flow Information
The following table summarizes the cash paid for interest and income taxes during the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash paid for income taxes, net of refunds	$3,485	$1,826
Cash paid for interest	$476	$579
The following table presents the Company’s non-cash investing and financing activities for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Non-cash investing activities:
Stock-based compensation capitalized for software development costs	$134	$161
Purchases of property and equipment included in accounts payable	3	77
Property and equipment financed under capital obligation arrangements	1,837	4,406

Non-cash financing activities:
Conversion of preferred stock to common stock	$162,444	$—
Unpaid deferred offering costs and deferred financing costs in accounts payable and accrued expenses	2,484	—
12. Subsequent Events
Credit Facility
On November 2, 2021, the Company entered into an Amended and Restated Loan and Security Agreement with SVB (the “2021 Revolving Credit Facility”). The 2021 Revolving Credit Facility provides, subject to borrowing availability and certain other conditions, for revolving loans in an aggregate principal amount of up to $75.0 million (the “Facility”), with a $15 million sub-facility for letters of credit. The Company’s borrowing availability under the Facility is calculated by reference to a borrowing base which is determined by specified percentages of eligible accounts receivable.
The Facility will terminate on the earlier of (i) November 2, 2026 or (ii) 120 days prior to the maturity date of the Company’s 2.95% Convertible Senior Notes due 2026, unless the Convertible Notes have been converted to common equity securities of the Company.
Outstanding loans under the Facility accrue interest, at the Company’s option, at a rate equal to either (a) a base rate minus an applicable margin ranging from 1.5% to 1.0% per annum or (b) LIBOR plus an applicable margin of 1.5% to 2.0% per annum, in each case based upon borrowing availability under the Facility. The undrawn portions of the commitments under the Facility are subject to a commitment fee at a rate ranging from 0.20% per annum to 0.30% per annum, based upon borrowing availability under the Facility.
The 2021 Revolving Credit Facility contains representations and warranties, including, without limitation, with respect to collateral; accounts receivable; financials; litigation, indictment and compliance with laws; disclosure and no material adverse effect, each of which is a condition to funding. Additionally, the 2021 Revolving Credit Facility includes events of default and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, without limitation, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, restricted payments and prepayment of the Convertible Notes and of junior indebtedness. The 2021 Revolving Credit Facility contains a financial covenant that requires, in the event that credit extensions under the Facility equal or exceed 85% of the available commitments under the Facility or upon the occurrence of an event of default, the Company and its subsidiaries to maintain a minimum consolidated monthly fixed charge coverage ratio of 1.00.

The obligations of the Company, and the other subsidiary co-borrowers under the 2021 Revolving Credit Facility are secured by a first-priority lien on substantially all the assets of the Company and such other subsidiary co-borrowers.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 23, 2021 (the “Prospectus”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations, and involve risks and uncertainties. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly under the captions “Risk Factors” and “Note About Forward-Looking Statements.”
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

Over the past decade, consumers have become increasingly accustomed to seeing highly curated digital content and ads that align with their unique interests. Similar to the way in which social media and search engines have simplified discovery by synthesizing billions of consumer data points to offer personalized feeds, we provide media partners with a platform that encompasses data scale as well as prediction and recommendation capabilities, helping them deliver a personalized feed of recommendations tailored to their users, based on user interests, preferences, and context. We are a mobile-first company and our Smartfeed™ technology and recommendations are highly effective on mobile devices. We generated over 66% of our revenue on mobile platforms in 2020.
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
Through our relationships with media partners, we have become one of the largest online recommendation and advertising platforms on the open web. In July 2021, we completed our initial public offering (the “IPO”) and our common stock began trading on The Nasdaq Stock Market LLC (“Nasdaq”).
The following is a summary of our performance for the periods presented:
•Our revenue increased 34.5%, totaling $250.8 million for the three months ended September 30, 2021, compared to $186.5 million for the three months ended September 30, 2020. Our revenue increased 39.2%, totaling $726.0 million for the nine months ended September 30, 2021, compared to $521.7 million for the nine months ended September 30, 2020.
•Our gross profit was $60.3 million and our gross margin was 24.0% for the three months ended September 30, 2021, compared to gross profit of $41.9 million and gross margin of 22.5% for the comparable prior year period. Our gross profit was $172.8 million and our gross margin was 23.8% for the nine months ended September 30, 2021, compared to gross profit of $106.6 million and gross margin of 20.4% for the comparable prior year period.

•Our Ex-TAC Gross Profit(1) increased 40.0% to $68.1 million for the three months ended September 30, 2021, compared to $48.6 million for the three months ended September 30, 2020. Our Ex-TAC Gross Profit(1) increased 51.6% to $195.4 million for the nine months ended September 30, 2021, compared to $128.9 million for the nine months ended September 30, 2020.
•Our net (loss) income decreased to a net loss of $53.9 million, or 89.4% of gross profit, for the three months ended September 30, 2021, compared to net income of $2.5 million, or 6.1% of gross profit, for the three months ended September 30, 2020. Net loss for the three months ended September 30, 2021 included one-time charges of $42.0 (pre-tax) to recognize the unamortized discount and deferred financing costs on our senior subordinated secured notes that were exchanged for convertible notes upon our IPO, as well as $16.5 million of one-time incremental cumulative stock-based compensation expense (pre-tax) for awards with an IPO performance condition. For the nine months ended September 30, 2021, our net (loss) income decreased to a net loss of $28.0 million, or 16.2% of gross profit, compared to a net loss of $9.7 million, or 9.1% of gross profit, for the nine months ended September 30, 2020.
•Our Adjusted EBITDA(1) increased to $19.9 million for the three months ended September 30, 2021, from $12.8 million for the three months ended September 30, 2020. Adjusted EBITDA(1) was 29.2% and 26.2% of Ex-TAC Gross Profit(1) for the three months ended September 30, 2021 and 2020, respectively. Our Adjusted EBITDA(1) increased to $65.0 million for the nine months ended September 30, 2021, from $20.1 million for the nine months ended September 30, 2020. Adjusted EBITDA(1) was 33.3% and 15.6% of Ex-TAC Gross Profit(1) for the nine months ended September 30, 2021 and 2020, respectively.

______________________
(1)Ex-TAC Gross Profit and Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this report for the definitions and limitations of these measures, and reconciliations to the most comparable GAAP financial measures.
Recent Developments
Initial Public Offering
On July 22, 2021, our Form S-1 was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) in connection with our IPO of our common stock and our common stock began trading on Nasdaq on July 23, 2021. On July 27, 2021, we closed our IPO and issued 8,000,000 shares of our common stock at an initial offering price of $20.00 per share, receiving aggregate net proceeds of $145.1 million, after deducting underwriting discounts, commissions and other offering costs.
In connection with the IPO, all of the shares of our convertible preferred stock outstanding automatically converted into an aggregate of 28,091,267 shares of the Company’s common stock, with all series converted on a one-to-one basis, with the exception of Series F, which was converted at 1.14-to-1, based on the terms of the Series F agreement and the IPO price. The total carrying value of convertible preferred stock of $162.4 million was reclassified to stockholders’ equity (deficit).
Reverse Stock Split
In connection with our IPO, our Board of Directors (the “Board”) and our stockholders approved a 1-for-1.70 reverse stock split of our common stock, which became effective on July 13, 2021. All share and per-share amounts for all periods presented in the financial statements and notes thereto have been adjusted retroactively to reflect the reverse stock split and adjustment of the conversion ratio of the convertible preferred stock.
Convertible Notes
On July 1, 2021, we completed the sale of $200.0 million aggregate principal amount of senior subordinated secured notes due July 1, 2026 (the “Notes”), in a private placement to institutional investors affiliated with and funds managed by The Baupost Group, L.L.C., pursuant to a Senior Subordinated Secured Note Purchase Agreement dated July 1, 2021 (the “Note Purchase Agreement”). On July 27, 2021, in connection with the closing of our IPO and pursuant to the terms of the Note Purchase Agreement, we exchanged $200 million aggregate principal amount of the Notes due July 1, 2026 for $236 million aggregate principal amount of 2.95% Convertible Senior Notes due 2026 (the “Convertible Notes”), pursuant to an indenture, dated July 27, 2021, between the Company and The Bank of New York Mellon, as trustee. The Convertible Notes will mature on July 27, 2026, unless earlier converted, redeemed or repurchased. See “Liquidity and Capital Resources” for additional information.

COVID-19
In March 2020, the World Health Organization declared the spread of the COVID-19 disease as a global pandemic. The COVID-19 pandemic resulted in a global slowdown of economic activity causing a decrease in demand for a broad variety of goods and services, including those provided by certain advertisers using our platform. Many of our advertisers reduced their advertising spending, which had a negative impact on our revenue during the first half of 2020. As the world quickly shifted to online activities and advertisers gradually shifted their spending toward digital advertising, our revenue trends improved meaningfully and returned to growth beginning in the second half of 2020. Although the advertising market and our business have generally recovered from the economic effects of the COVID-19 pandemic, variables such as global supply chain disruptions, labor shortages and stoppages, and cost inflation could adversely impact us in the future, including if our advertisers were to reduce or cut their advertising spending as a result of any of these factors. We continue to monitor our operations, and the operations of those in our ecosystem (including media partners, advertisers and agencies), as well as government recommendations.
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
We calculate media partner net revenue retention at the end of each quarter by starting with revenue generated on media partners’ properties during the same period in the prior year, “Prior Period Retention Revenue.” We then calculate the revenue generated on these same media partners’ properties in the current period, “Current Period Retention Revenue.” Current Period Retention Revenue reflects any expansions within the media partner relationships, such as any additional placements or properties on which we extend our recommendations, as well as contraction or attrition. Our media partner net revenue retention in a quarter equals the Current Period Retention Revenue divided by the Prior Period Retention Revenue. To calculate media partner net revenue retention for year-to-date and annual periods, we sum the quarterly Current Period Retention Revenue and divide it by the sum of the quarterly Prior Period Retention Revenue. These amounts exclude certain revenue adjustments and revenue recognized on a net basis. Our media partner net revenue retention was 128% and 133% for the three months and six months ended September 30, 2021, respectively.
Our growth also depends on our ability to secure new partnerships with media partners. New media partners are defined as those relationships in which revenue was not generated in the prior period, except for limited instances where residual revenue was generated on a media partner’s properties. In such instances, the residual revenue would be excluded from net revenue retention above. Revenue generated on new media partners’ properties contributed approximately 7% to revenue growth for each of the three months and nine months ended September 30, 2021.
User Engagement with Relevant Media and Advertising Content
We believe that engagement is a key pillar of the overall value that our platform provides to users, media partners and advertisers. Our algorithms enable effective engagement of users by facilitating the discovery of content, products and services that they find most interesting, as well as connecting them to personalized ads that are relevant to them. We believe that the user experience has a profound impact on long-term user behavior patterns and thus “compounds” over time improving our long-term monetization prospects. This principle guides our behavior, and, as a result, we do not focus on the price of ads, nor on maximizing such prices, as may be the case with some of our competitors. Given this view, we do not focus on cost-per click or cost-per impression as key performance indicators for the business. Consequently, we have a differentiated approach to monetization as we optimize our algorithms for the overall user experience rather than just for the price of each individual user engagement.

Growth in user engagement is driven by several factors, including enhancements to our recommendation engine, growth in the breadth and depth of our data assets, the increase in size and quality of our content and advertising index, expansion on existing media partner properties where our recommendations can be served and the adoption of our platform by new media partners. As we grow user engagement, we are able to collect more data, enabling us to further enhance our algorithms, which in turn helps us make smarter recommendations and further grow user engagement, providing our platform and our business with a powerful growth flywheel. We measure the impact of this growth flywheel on our business by reviewing the growth of Click Through Rate (“CTR”) for ads on our platform. CTR improvements increase the number of clicks on our platform. We believe that we have a significant opportunity to further grow user engagement, and thus our business, as today CTR on our platform is less than 1% of recommendations served.
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
Prices paid by advertisers on our platform fluctuate period to period for a variety of reasons, including supply and demand, competition and seasonality. While in 2019 and 2020 average prices on an annual basis were down relative to prior year, we have noted an upward trend since June 2020. Movements in average prices do not necessarily correlate to our revenue or Ex-TAC Gross Profit trends. In order to grow our revenue and Ex-TAC Gross Profit and maximize value for our advertisers and media partners, our focus as a business is on driving user engagement and ROAS for advertisers, not on optimizing for price.
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

Industry Dynamics
Our business depends on the overall demand for digital advertising and on the continuous success of our current and prospective media partners. Digital advertising is a rapidly evolving and growing industry, with growth that has outpaced the growth of the broader advertising industry, and it has been more resilient to economic downturns compared to the advertising industry in general. Content consumption is increasingly shifting online, requiring media owners to adapt in order to successfully attract, engage and monetize their users. Given the large and growing volume of content being generated online, content curation tools are increasingly becoming a necessity for users and media owners alike. Advertisers increasingly rely on digital advertising platforms that deliver highly targeted ads and measurable performance. Regulators across most developed markets are increasingly focused on enacting and enforcing user privacy rules as well as tighter oversight of the major ‘walled garden’ platforms. Industry participants have recently been, and likely will continue to be, impacted by changes implemented by platform leaders such as Apple’s change to its Identifier for Advertisers policy and Google’s evolving roadmap pertaining to the use of cookies within its Chrome web browser. Given our focus on innovation, the depth and length of our media partner relationships and our scale, we believe that we are well positioned to address and potentially benefit from many of these industry dynamics.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of wages, benefits, bonuses and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation, which is expected to increase in future periods as compared to prior periods, as a result of a performance vesting condition on certain shares of restricted stock and RSUs having been satisfied in connection with our IPO, as well as future award grants. In addition, overall general and administrative expenses are expected to increase in future periods for incremental costs associated with being a public company.

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
General and Administrative.   General and administrative expenses consist primarily of personnel and the related overhead costs, professional fees, facilities costs, insurance, and certain taxes other than income taxes. General and administrative personnel costs include, among others, our executive, finance, human resources, information technology and legal functions. Our professional service fees consist primarily of accounting, audit, tax, legal, information technology and other consulting costs.
Other (Expense) Income, Net
Other (expense) income, net is comprised of charges related to exchange of senior notes upon IPO, interest expense and interest income and other expense, net.
Charges related to exchange of senior notes upon IPO. Charges for the three and nine months ended September 30, 2021 include a one-time charge of 42.0 million related to accelerated amortization of the unamortized discount and deferred issuance costs on the $200 million aggregate principal amount of senior subordinated secured notes issued on July 1, 2021 and exchanged to Convertible Notes upon our IPO.
Interest Expense.   Interest expense consists of interest expense on our 2.95% Convertible Senior Notes due 2026 (the “Convertible Notes”), our revolving credit facility and capital leases. Interest expense may increase as we incur borrowings periodically under our revolving credit facility or if we enter into new debt facilities or capital leasing arrangements.
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

Results of Operations
We have one operating segment, which is also our reportable segment. The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Consolidated Statements of Operations:
Revenue	$250,784	$186,510	$725,961	$521,704
Cost of revenue:
Traffic acquisition costs	182,669	137,866	530,606	392,812
Other cost of revenue	7,846	6,771	22,555	22,292
Total cost of revenue	190,515	144,637	553,161	415,104
Gross profit	60,269	41,873	172,800	106,600
Operating expenses:
Research and development	10,659	6,867	27,561	20,752
Sales and marketing	26,047	17,476	67,101	55,587
General and administrative	29,979	13,909	52,619	35,858
Total operating expenses	66,685	38,252	147,281	112,197
(Loss) income from operations	(6,416)	3,621	25,519	(5,597)
Other (expense) income, net:
Charges related to exchange of senior notes upon IPO	(42,049)	—	(42,049)	—
Interest expense	(1,656)	(196)	(2,015)	(627)
Interest income and other income (expense), net	1,218	(878)	(1,978)	(322)
Total other (expense) income, net	(42,487)	(1,074)	(46,042)	(949)
(Loss) income before provision for income taxes	(48,903)	2,547	(20,523)	(6,546)
Provision for income taxes	5,003	6	7,436	3,106
Net (loss) income	$(53,906)	$2,541	$(27,959)	$(9,652)
Other Financial Data:
Research and development as % of revenue	4.3%	3.7%	3.8%	4.0%
Sales and marketing as % of revenue	10.4%	9.4%	9.2%	10.7%
General and administrative as % of revenue	12.0%	7.5%	7.2%	6.9%
Non-GAAP Financial Data: (1)
Ex-TAC Gross Profit	$68,115	$48,644	$195,355	$128,892
Adjusted EBITDA	$19,857	$12,761	$65,021	$20,083
______________________
(1)Ex-TAC Gross Profit and Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most comparable GAAP financial measures.
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Revenue
Revenue increased $64.3 million, or 34.5%, to $250.8 million for the three months ended September 30, 2021 from $186.5 million for the three months ended September 30, 2020. Revenue grew approximately 28%, or $52.0 million, from net revenue retention on existing media partners primarily due to increased monetization from increased demand on our platform, and approximately 7%, or $12.2 million, from new media partners.

Cost of Revenue and Gross Profit
Traffic acquisition costs increased $44.8 million, or 32.5%, to $182.7 million for the three months ended September 30, 2021 compared to $137.9 million in the prior year period. The increase in traffic acquisition costs was driven by the overall increase in revenue, partially offset by favorable revenue mix from higher margin media partners. As a percentage of revenue, traffic acquisition costs decreased to 72.8% for the three months ended September 30, 2021, from 73.9% in the three months ended September 30, 2020.
Other cost of revenue increased $1.0 million, or 15.9%, to $7.8 million for the three months ended September 30, 2021 compared to $6.8 million the prior year period, due to higher hosting fees resulting from increased revenue. As a percentage of revenue, other cost of revenue decreased to 3.1% for the three months ended September 30, 2021, from 3.6% in the three months ended September 30, 2020.
Gross profit increased $18.4 million, or 43.9%, to $60.3 million for the three months ended September 30, 2021 compared to $41.9 million for the three months ended September 30, 2020, which was primarily attributable to the increase in revenue, partially offset by the corresponding increase in cost of revenue, as previously described.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit increased $19.5 million, or 40.0%, to $68.1 million for the three months ended September 30, 2021, from $48.6 million for the three months ended September 30, 2020, primarily driven by our revenue growth as well as favorable revenue mix from higher margin media partners. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses increased by $28.4 million, or 74.3%, to $66.7 million for the three months ended September 30, 2021 from $38.3 million for the three months ended September 30, 2020. Operating expenses for the three months ended September 30, 2021 included approximately $16.5 million of one-time incremental cumulative stock-based compensation expense for awards that had a service condition and a performance condition that was met upon our IPO, as well as $2.7 million of regulatory matter costs. Operating expenses for the three months ended September 30, 2020 included terminated merger expenses of $3.4 million. The remaining $12.6 million increase in operating expenses was driven by higher personnel-related costs of $8.5 million, primarily reflecting higher headcount and incentive-based compensation, and higher marketing costs of $1.1 million.
The components of operating expenses are discussed below:
•Research and development expenses — increased $3.8 million, primarily due higher personnel-related costs to invest in the growth of our platform, including $1.2 million of one-time incremental cumulative stock-based compensation expense for awards with a performance condition that was satisfied upon our IPO.
•Sales and marketing expenses — increased $8.6 million, primarily due to higher personnel-related costs of $7.4 million, including $4.2 million of one-time incremental cumulative stock-based compensation expense for awards with a performance condition that was satisfied upon our IPO, as well as higher marketing costs of $1.1 million.
•General and administrative expenses — increased $16.1 million, primarily due to higher personnel-related costs of $14.2 million, including $11.1 million of one-time incremental cumulative stock-based compensation expense for awards with a performance condition that was satisfied upon our IPO, as well as $2.7 million of regulatory matter costs in the current period. These increases were partially offset by lower terminated merger expenses of $3.4 million related to the prior year period.
Operating expenses as a percentage of revenue increased to 26.6% for the three months ended September 30, 2021, from 20.5% for the three months ended September 30, 2020, primarily due to the 6.6% unfavorable impact of the one-time incremental cumulative stock-based compensation expense for awards with a performance condition that was satisfied upon our IPO. We expect our ongoing operating expenses to increase on an absolute basis, excluding one-time costs, due to incremental costs related to becoming a public company, increased stock-based compensation expenses, increased research and development expenses and increased sales and marketing expenses.

Total Other (Expense) Income, Net
Total other expense, net increased $41.4 million to $42.5 million for the three months ended September 30, 2021, from $1.1 million for the three months ended September 30, 2020. This increase was primarily attributable to $42.0 million of one-time charges related to exchange of senior notes upon IPO recorded during the three months ended September 30, 2021 to recognize the unamortized discount and deferred issuance costs on senior subordinated secured notes issued on July 1, 2021, upon our IPO and convertible senior notes issuance (see Note 6 to the accompanying financial statements for additional information). The increase in total other expense, net was also due to interest expense on our convertible senior notes for the three months ended September 30, 2021, offset by net foreign currency gains resulting from transactions denominated in currencies other than the functional currencies, including mark-to-market adjustments on undesignated foreign exchange forward contracts.
Provision for Income Taxes
Provision for income taxes was $5.0 million for the three months ended September 30, 2021, compared to approximately nil in the prior year period, primarily due to an increase in our taxable income in foreign tax jurisdictions. Our effective tax rate was (10.2)% for the three months ended September 30, 2021, compared to 0.2% for the three months ended September 30, 2020, due to a loss from operations in the three months ended September 30, 2021.
We anticipate our 2021 annual effective tax rate to be negative due to an expected global pretax loss, resulting from one-time charges discussed above, with global tax expense. This annual rate could be a larger negative rate than our interim period tax rate for the three months ended September 30, 2021. Our future effective tax rate may be affected by the geographic mix of earnings in countries with different statutory rates. Additionally, our future effective tax rate may be affected by our ongoing assessment of the need for valuation allowance on our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
Net (Loss) Income
As a result of the foregoing, we recorded net loss of $53.9 million for the three months ended September 30, 2021, as compared to net income of $2.5 million for the three months ended September 30, 2020. As previously discussed, net loss for the three months ended September 30, 2021 included $42.0 million of one-time charges related to exchange of senior notes upon IPO (pre-tax), as well as $16.5 million of one-time incremental cumulative stock-based compensation expense (pre-tax) for awards with an IPO performance condition.
Adjusted EBITDA
Our Adjusted EBITDA increased $7.1 million to $19.9 million for the three months ended September 30, 2021 from $12.8 million for the three months ended September 30, 2020, which was primarily attributable to the increase in Ex-TAC Gross Profit, partially offset by the corresponding increase in cost of revenue and operating expenses as we continue to invest in our business. See “Non-GAAP Reconciliations” for the related definitions and reconciliations to our net income.
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Revenue
Revenue increased by $204.3 million, or 39.2%, to $726.0 million for the nine months ended September 30, 2021 from $521.7 million for the nine months ended September 30, 2020. Revenue grew approximately 33%, or $172.9 million, from net revenue retention on existing media partners primarily due to increased monetization from the increased demand on our platform and our growth in the click-through-rate, and approximately 7%, or $35.6 million, from new media partners. Revenue for the nine months ended September 30, 2021 benefited from net favorable foreign currency effects of approximately $11.3 million.
Cost of Revenue and Gross Profit
Traffic acquisition costs increased $137.8 million, or 35.1%, to $530.6 million for the nine months ended September 30, 2021 compared to $392.8 million in the prior year period, including net unfavorable foreign currency effects of approximately $10.4 million. Traffic acquisition costs grew less than revenue due to favorable revenue mix from higher margin media partners and improved performance on media owners with guarantee arrangements. As a percentage of revenue, traffic acquisition costs decreased to 73.1% for the nine months ended September 30, 2021, from 75.3% in the nine months ended September 30, 2020.

Other cost of revenue increased $0.3 million, or 1.2%, to $22.6 million for the nine months ended September 30, 2021 compared to $22.3 million in the prior year period, as higher hosting fees due to increase revenue were largely offset by lower amortization expense. As a percentage of revenue, other cost of revenue decreased to 3.1% for the nine months ended September 30, 2021, from 4.3% in the nine months ended September 30, 2020.
Gross profit increased $66.2 million, or 62.1%, to $172.8 million for the nine months ended September 30, 2021, compared to $106.6 million for the nine months ended September 30, 2020, which was primarily attributable to the increase in revenue, partially offset by the corresponding increase in cost of revenue, as previously described.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit increased $66.5 million, or 51.6%, to $195.4 million for the nine months ended September 30, 2021, from $128.9 million for the nine months ended September 30, 2020, primarily driven by our revenue growth as well as favorable revenue mix from higher margin media partners and improved performance on media owners with guarantee arrangements. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses increased by $35.1 million, or 31.3%, to $147.3 million for the nine months ended September 30, 2021 from $112.2 million for the nine months ended September 30, 2020. Operating expenses for the nine months ended September 30, 2021 included approximately $16.5 million of one-time incremental cumulative stock-based compensation expense for awards with a performance condition that was met upon the Company’s IPO, and regulatory matter costs of $3.8 million. Operating expense for the nine months ended September 30, 2020 included terminated merger expenses of $10.9 million, offset in part by $2.3 million reversal of a tax-contingency recorded in 2019. The remaining $23.4 million increase in operating expenses of was driven by higher personnel-related costs of $16.0 million, primarily reflecting higher headcount and incentive-based compensation, as well as increased professional fees of $3.2 million and marketing costs of $1.8 million. Operating expenses included net unfavorable foreign currency effects of approximately $4.6 million.
The components of operating expenses are discussed below:
•Research and development expenses—increased $6.8 million, primarily due higher personnel-related costs to invest in the growth of our platform, including $1.2 million of one-time incremental cumulative stock-based compensation expense related to awards with a performance condition that was satisfied upon our IPO.
•Sales and marketing expenses—increased $11.5 million, primarily due to higher personnel-related costs of $10.3 million, including $4.2 million of one-time incremental cumulative stock-based compensation expense for awards with a performance condition that was satisfied upon our IPO, as well as higher marketing costs of $1.7 million.
•General and administrative expenses—increased $16.8 million, largely due to higher personnel-related costs of $16.4 million, including $11.1 million of one-time incremental cumulative stock-based compensation expense for awards with a performance condition that was satisfied upon our IPO, and higher professional fees of $3.2 million. Operating expenses for the nine months ended September 30, 2021 also included regulatory matter costs of $3.8 million, while operating expense for the nine months ended September 30, 2020 included terminated merger expenses of $10.9 million, partially offset by a $2.3 million reversal of a tax-contingency recorded in 2019 with a corresponding charge to income tax expense in 2020.
Operating expenses as a percentage of revenue declined to 20.3% for the nine months ended September 30, 2021, from 21.5% for the nine months ended September 30, 2020, primarily driven by our operating leverage on higher revenue and the absence of the prior year terminated merger expenses, offset in part by the unfavorable impact of the one-time incremental cumulative stock-based compensation expense for awards with performance condition that was satisfied upon our IPO.
Total Other (Expense) Income, Net
Total other (expense) income, net, was an expense of $46.0 million for the nine months ended September 30, 2021, compared to income of $0.9 million for the nine months ended September 30, 2020. Total other (expense) income, net for nine months ended September 30, 2021 included $42.0 million of one-time charges related to exchange of senior notes upon IPO, to recognize the unamortized discount and deferred issuance costs on senior subordinated secured notes issued on July 1, 2021, upon our IPO and convertible senior notes issuance (see Note 6 to the accompanying financial statements for additional information). Total other (expense) income, net for the nine months ended September 30, 2021, also included interest expense on our convertible senior notes and net foreign currency losses resulting from transactions denominated in currencies other than the functional currencies, including mark-to-market adjustments on undesignated foreign exchange forward contracts. Total other income, net for the nine months ended September 30, 2020 primarily included a $1.1 million gain on sale of an asset.

Provision for Income Taxes
Provision for income taxes increased by $4.3 million to $7.4 million for the nine months ended September 30, 2021, from $3.1 million for the nine months ended September 30, 2020, primarily attributable to the increase in our taxable income in foreign jurisdictions, partially offset by a non-recurring prior year tax in a foreign tax jurisdiction recorded in the nine months ended September 30, 2020. Our effective tax rate was (36.2)% for the nine months ended September 30, 2021, compared to (47.4)% for the nine months ended September 30, 2020, due to losses from operations in both periods.
Net Loss
As a result of the foregoing, net loss increased $18.3 million, to net loss of $28.0 million for the nine months ended September 30, 2021, from a net loss of $9.7 million for the nine months ended September 30, 2020. As previously discussed, net loss for the nine months ended September 30, 2021 included $42.0 million of one-time charges related to exchange of senior notes upon IPO (pre-tax), as well as $16.5 million of one-time incremental cumulative stock-based compensation expense (pre-tax) for awards with an IPO performance condition.
Adjusted EBITDA
Our Adjusted EBITDA increased $44.9 million to $65.0 million for the nine months ended September 30, 2021 from $20.1 million for the nine months ended September 30, 2020, which was primarily attributable to the increase in Ex-TAC Gross Profit, partially offset by the corresponding increase in operating expenses as we continue to invest in our business. See “Non-GAAP Reconciliations” for the related definitions and reconciliations to our net income.
Non-GAAP Reconciliations
We present Ex-TAC Gross Profit, Adjusted EBITDA, Adjusted EBITDA as a percentage of Ex-TAC Gross Profit, and Free Cash Flow because they are key profitability measures used by our management and the Board to understand and evaluate our operating performance and trends, develop short-term and long-term operational plans and make strategic decisions regarding the allocation of capital. Accordingly, we believe that these measures provide information to investors and the market in understanding and evaluating our operating results in the same manner as our management and the Board.
These non-GAAP financial measures are defined and reconciled to the corresponding GAAP measures below. These non-GAAP financial measures are subject to significant limitations, including those identified below. In addition, other companies in our industry may define these measures differently, which may reduce their usefulness as comparative measures. As a result, this information, should be considered as supplemental in nature and is not meant as a substitute for revenue, gross profit, net (loss) income or net cash provided by operating activities presented in accordance with U.S. GAAP.
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

The following table presents the reconciliation of Ex-TAC Gross Profit to gross profit, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$250,784	$186,510	$725,961	$521,704
Traffic acquisition costs	(182,669)	(137,866)	(530,606)	(392,812)
Other cost of revenue	(7,846)	(6,771)	(22,555)	(22,292)
Gross profit	60,269	41,873	172,800	106,600
Other cost of revenue	7,846	6,771	22,555	22,292
Ex-TAC Gross Profit	$68,115	$48,644	$195,355	$128,892
Adjusted EBITDA
We define Adjusted EBITDA as net (loss) income before charges related to the exchange of senior notes upon IPO; interest expense; interest income and other income (expense), net; provision for income taxes; depreciation and amortization; stock-based compensation, and other income or expenses that we do not consider indicative of our core operating performance, including, but not limited to, merger and acquisition costs, the regulatory matter costs, and a tax contingency. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period.
We believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and the Board. However, Adjusted EBITDA is a non-GAAP financial measure and how we calculate Adjusted EBITDA is not necessarily comparable to non-GAAP information of other companies. Adjusted EBITDA should be considered as a supplemental measure and should not be considered in isolation or as a substitute or any measures of our financial performance that are calculated and reported in accordance with GAAP.
The following table presents the reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net (loss) income	(53,906)	2,541	$(27,959)	$(9,652)
Charges related to exchange of senior notes upon IPO	42,049	—	42,049	—
Interest expense and other income (expense), net	438	1,074	3,993	949
Provision for income taxes	5,003	6	7,436	3,106
Depreciation and amortization	4,801	4,623	13,996	14,053
Stock-based compensation	18,448	874	21,396	2,732
Regulatory matter costs	2,663	—	3,810	—
Merger and acquisition, IPO costs(1)	361	3,643	300	11,192
Tax contingency(2)	—	—	—	(2,297)
Adjusted EBITDA	$19,857	$12,761	$65,021	$20,083
Adjusted EBITDA as % of Ex-TAC Gross Profit	29.2%	26.2%	33.3%	15.6%
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

Free Cash Flow
Free cash flow is defined as cash flow provided by operating activities less capital expenditures and capitalized software development costs. Free cash flow is a supplementary measure used by our management and the Board to evaluate our ability to generate cash and we believe it allows for a more complete analysis of our available cash flows.
The following table presents the reconciliation of free cash flow to net cash provided by operating activities.

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$61,077	$43,525
Purchases of property and equipment	(3,885)	(1,268)
Capitalized software development costs	(7,434)	(6,686)
Free cash flow	$49,758	$35,571
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

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, cash from our operations, cash generated from our IPO and from the offering of our Convertible Notes, as well as available capacity under our revolving credit facility.
As of September 30, 2021, we had $482.4 million of cash and cash equivalents, of which $36.2 million was held outside of the United States by our non-U.S. subsidiaries. We currently do not have any plans to repatriate our earnings from our foreign subsidiaries. We intend to continue to reinvest our earnings from foreign operations for the foreseeable future, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
Our primary source of operating cash flows is cash receipts from advertisers. We primarily use our operating cash for payments due to media partners and vendors, as well as for personnel costs and other employee-related expenditures. We have historically experienced higher cash collections during our first quarter due to seasonally strong fourth quarter sales, and, as a result, our working capital needs typically decrease during this quarter. We expect these trends to continue as we continue to grow our business.
Our cash flow from investing activities primarily consists of capital expenditures and capitalized software development costs. We anticipate that our capital expenditures will be approximately $6 million to $8 million in 2021, which will include expenditures for servers and related equipment, as well as leasehold improvements; however, actual amounts may vary from these estimates.
We believe that the net proceeds from the IPO and the offering of the Notes, together with our cash and cash equivalents and borrowings available to us, will be sufficient to fund our anticipated operating expenses and capital expenditures for at least the next 12 months and the foreseeable future. In addition, we may use our available cash to make acquisitions or investments in complementary companies or technologies. However, there are multiple factors that could impact our future liquidity, including our ability to collect payments from our advertisers, having to pay our media partners even if our advertisers decrease their payments due to economic conditions, the continued impacts of the COVID-19 pandemic or other factors.
Revolving Credit Facility
We were a party to a loan and security agreement (the “Revolving Credit Facility”) with Silicon Valley Bank (“SVB”) that provided us an initial maximum borrowing capacity of up to $35.0 million that we could use to borrow against our qualifying receivables based on a defined borrowing formula. The Revolving Credit Facility matured on November 2, 2021.
We were in compliance with all financial covenants under the Revolving Credit Facility as of September 30, 2021. As of September 30, 2021 and December 31, 2020, we had no borrowings outstanding under our Revolving Credit Facility and available borrowing capacity on September 30, 2021 was $35.0 million based on the defined borrowing formula. No borrowings were outstanding under the Revolving Credit Facility on the maturity date.
On November 2, 2021, we entered into an Amended and Restated Loan and Security Agreement with SVB (the “2021 Revolving Credit Facility”). The 2021 Revolving Credit Facility provides, subject to borrowing availability and certain other conditions, for revolving loans in an aggregate principal amount of up to $75.0 million (the “Facility”), with a $15 million sub-facility for letters of credit. Our borrowing availability under the Facility is calculated by reference to a borrowing base which is determined by specified percentages of eligible accounts receivable. The Facility will terminate on the earlier of (i) November 2, 2026 or (ii) 120 days prior to the maturity date of the Company’s 2.95% Convertible Senior Notes due 2026, unless the Convertible Notes have been converted to common equity securities of the Company.
Outstanding loans under the Facility accrue interest, at our option, at a rate equal to either (a) a base rate minus an applicable margin ranging from 1.5% to 1.0% per annum or (b) LIBOR plus an applicable margin of 1.5% to 2.0% per annum, in each case based upon borrowing availability under the Facility. The undrawn portions of the commitments under the Facility are subject to a commitment fee at a rate ranging from 0.20% per annum to 0.30% per annum, based upon borrowing availability under the Facility.
The 2021 Revolving Credit Facility contains representations and warranties, including, without limitation, with respect to collateral; accounts receivable; financials; litigation, indictment and compliance with laws; disclosure and no material adverse effect, each of which is a condition to funding. Additionally, the 2021 Revolving Credit Facility includes events of default and customary affirmative and negative covenants applicable to us and our subsidiaries, including, without limitation, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, restricted payments and prepayment of the Convertible
Notes and of junior indebtedness. The 2021 Revolving Credit Facility contains a financial covenant that requires, in the event that credit extensions under the Facility equal or exceed 85% of the available commitments under the Facility or upon the occurrence of an event of default, us and our subsidiaries to maintain a minimum consolidated monthly fixed charge coverage ratio of 1.00.

Our obligations and the obligations of the other subsidiary co-borrowers under the 2021 Revolving Credit Facility are secured by a first-priority lien on substantially all our assets and the assets such other subsidiary co-borrowers.

Convertible Notes
On July 1, 2021, we completed the sale of $200 million aggregate principal amount of senior subordinated secured notes due July 1, 2026 (the “Notes”), in a private placement to institutional investors affiliated with the funds managed by The Baupost Group, L.L.C. (the “Baupost Investors”), pursuant to a Senior Subordinated Secured Note Purchase Agreement dated July 1, 2021 (the “Note Purchase Agreement”). Upon issuance of the Notes, we recorded a $36.0 million discount in connection with embedded conversion feature, as well as deferred financing costs of $6.0 million in our consolidated balance sheet. The Notes, which were exchanged and cancelled upon the IPO, bore interest that accrued at the rate of (i) prior to July 1, 2024, 10.0% per annum and (ii) on and after July 1, 2024, 14.5% per annum, payable quarterly and were guaranteed by certain of our wholly-owned subsidiaries and secured by a second priority lien on all of our and our subsidiaries’ tangible and intangible assets, subject to certain excluded assets, permitted liens and customary exceptions.
On July 27, 2021, in connection with the closing of our IPO and pursuant to the terms of the Note Purchase Agreement, we exchanged $200 million aggregate principal amount of the Notes due July 1, 2026 for $236 million aggregate principal amount of 2.95% Convertible Senior Notes due 2026 (the “Convertible Notes”), pursuant to an indenture, dated as of July 27, 2021 (the “Indenture”), between the Company and The Bank of New York Mellon, as trustee. Upon the issuance of such Convertible Notes, the Notes and our obligations and the guarantee thereunder have been canceled and extinguished. The Convertible Notes will mature on July 27, 2026, unless earlier converted, redeemed or repurchased. In connection with the exchange of Notes to Convertible Notes, we recognized accelerated amortization of the unamortized discount and deferred issuance costs relating to the Notes totaling $42 million, which was recorded within charges related to exchange of senior notes upon IPO in our condensed consolidated statement of operations for the three months and nine months ended September 30, 2021. Deferred financing costs related to Convertible Notes were not material.
Interest on the Convertible Notes will accrue from July 27, 2021 and is payable semi-annually in arrears on January 27 and July 27 of each year, beginning on January 27, 2022, at a rate of 2.95% per year. The initial conversion rate for the Convertible Notes is 40 shares of our common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of $25 per share of the Company’s common stock), subject to adjustment.
We may not redeem the Convertible Notes prior to July 27, 2024. On or after July 27, 2024, we may redeem for cash all or any portion of the Convertible Notes, at our option, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. In addition, calling any Convertible Note for redemption will constitute a “make-whole fundamental change” (as defined in the Indenture) with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased if it is converted by holders after it is called for redemption.
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

Cash Flows
The following table summarizes the major components of net cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$61,077	$43,525
Net cash used in investing activities	(11,360)	(6,868)
Net cash provided by (used in) financing activities	340,043	(3,247)
Effect of exchange rate changes	(978)	868
Net increase in cash, cash equivalents and restricted cash	$388,782	$34,278
Operating Activities
Net cash provided by operating activities increased $17.6 million, to $61.1 million for the nine months ended September 30, 2021, as compared to the same prior year period, primarily driven by a $47.2 million increase in our net income after non-cash adjustments, partially offset by net use of cash related to working capital of $30.1 million, which was more favorable in the prior-year period due to the negative impact of COVID-19 on our business.

Our free cash flow for the nine months ended September 30, 2021 and September 30, 2020 was $49.8 million and $35.6 million, respectively. Free cash flow is a supplemental non-GAAP financial measure. See “Non-GAAP Reconciliations” for the related definition and a reconciliation to net cash provided by operating activities.
Investing Activities
Cash used in investing activities increased $4.5 million, to $11.4 million for the nine months ended September 30, 2021 from $6.9 million in the same prior year period, primarily due to higher capital expenditures of $2.6 million, as well as the absence of cash flow from disposal activities of $1.1 million in the current year period.
Financing Activities
Cash from financing activities increased $343.3 million to $340.0 million for the nine months ended September 30, 2021, largely due to net proceeds from common stock issuance upon our IPO of $145.1 million and net proceeds related to issuances of our long-term debt of $193.9 million.
Contractual Obligations
Except as disclosed in Note 8, Commitments and Contingencies, to the accompanying condensed consolidated financial statements included in Part I, Item 1 of this Report, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the nine months ended September 30, 2021 from the commitments and contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in the Prospectus.

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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Prospectus.
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
The effect of a hypothetical 10% increase or decrease in our weighted-average exchange rates on our revenue, cost of revenue and operating expenses denominated in foreign currencies would result in a $1.1 million favorable or unfavorable change to our operating income for three months ended September 30, 2021 and a $2.2 million unfavorable or favorable change to our operating loss for the nine months ended September 30, 2021.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and any outstanding obligations under our revolving credit facility. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States.

Our total indebtedness, including capital lease obligations was $242.1 million and $7.4 million as of September 30, 2021 and December 31, 2020, respectively. Our convertible notes issued in July 2021 have a fixed rate of interest. Our exposure to interest rates primarily relates to changes in interest payable on any future borrowings under our revolving credit facility.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-Chief Executive Officers (“co-CEOs”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2021. Based on such evaluation, our co-CEOs and CFO have concluded that as of September 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not a party to any legal proceeding that, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results, financial condition, or cash flows. However, litigation is unpredictable and can have adverse impacts on us such as defense and settlement costs, diversion of management resources, negative publicity, reputational harm, and other factors.
Item 1A. Risk Factors
An investment in our shares of common stock involves a high degree of risk. You should consider carefully the risks described below and all other information contained in this Report, including in the “Note About Forward-Looking Statements,” the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the accompanying notes included elsewhere in this Report. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our shares of common stock would likely decline and you might lose all or part of your investment.
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
In March 2020, the World Health Organization characterized the rapid spread of the COVID-19 disease as a pandemic. Since then, the COVID-19 disease (including its variant strains) has disrupted the global economy and put unprecedented strains on governments, health care systems, educational institutions, businesses, and individuals around the world, resulting in regional quarantines, labor shortages or stoppages, changes in consumer purchasing patterns, disruptions to the ability of service providers to deliver data on a timely basis, or at all, and overall economic instability. The impact on the global population and the duration of the COVID-19 pandemic is difficult to assess or predict. It is also difficult to predict the impact on the global economic market, which depends upon the actions of governments, businesses, and other enterprises in response to the pandemic and the effectiveness of those actions. The pandemic has already caused, and is likely to result in further, significant disruption of global financial markets and economic uncertainty. Although the advertising market and our business have generally recovered from the economic effects of the COVID-19 pandemic, it did initially impact our sales and operations adversely, and variables such as global supply chain disruptions, labor shortages and stoppages, and cost inflation could adversely impact us in the future, including if our advertisers were to reduce or cut their advertising spend as a result of any of these factors. We continue to monitor our operations, and the operations of those in our ecosystem (including media partners, advertisers and agencies), as well as government recommendations.
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
We expect to continue to dedicate significant financial and other resources to our research and development efforts in order to maintain or improve our competitive position. However, investing in research and development personnel, developing new solutions and enhancing existing solutions is expensive and time consuming. Our research and development activities may be directed at maintaining or increasing the performance of our recommendations, developing tools that improve productivity or efficiency, or introducing new solutions. However, there is no assurance that such activities will result in significant new marketable solutions, enhancements to our current solutions, design improvements, additional revenue or other expected benefits. Furthermore, there is no assurance that our efforts to promote new or enhanced solutions, like video solutions or new advertiser tools, will be successful. If we are unable to generate an adequate return on our investment with respect to our research and development efforts, our business, results of operations, and financial condition may be adversely affected.
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
Our sales and marketing teams educate prospective media partners and advertisers about the use, technical capabilities, and benefits of our platform. Our sales cycle (with both media partners as well as with certain advertisers and agencies) can take significant time from initial contact to contract execution and implementation. We may not succeed in attracting new media partners despite our significant investment in business development, sales and marketing and it is complex to predict the extent of the revenue that will be generated with a media partner. We may not succeed in expanding relationships with existing media partners and advertisers, despite our significant investment in sales, account management, marketing, and research and development and it is difficult to predict when additional products will generate revenue through our platform, and the extent of that revenue. Programmatic partners tend to have a longer sales cycle with distinct technical and integration requirements, as well as a separate ongoing partner management process. If we are unsuccessful in our sales and marketing efforts, our results of operations and prospects will be adversely affected.
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
We depend upon the sustained and uninterrupted operation of our platform to generate recommendations, serve ads, manage our content index, continually improve and analyze our data assets and optimize performance in real time. If our platform cannot scale to meet demand, or if there are errors, bugs, or other performance failures, including any related to our third-party service providers, in our execution of any of these functions on our platform, then our business may be harmed. Undetected bugs, defects, errors and other performance failures may occur, especially when we are implementing new solutions or features. Despite testing by us, errors in our platform may occur, which could result in negative publicity, damage to our brand and reputation, loss of or delay in market acceptance of our solutions, increased costs or loss of revenue, loss of competitive position or claims by advertisers or media partners for losses sustained by them. We also face risks of disruptions of service from third-party interference with our platform and cyber-attacks. For such occurrences, our platform is designed with degradation features that enable us to turn off our recommendations and ads without producing white space on the media partner’s properties for the vast majority of our media partners. While we have robust systems in place to counter breaches and attacks, such as DoS (a technique used by hackers to take an Internet service offline by overloading its servers), attacks have occurred and we cannot guarantee that future attacks may not have dire consequences, including impacting what may be displayed on the properties of our media partners and advertisers. Disruptions to our platform and our servers could interrupt our ability to provide our solutions and materially affect our reputation, relationships with media partners and advertisers, business and results of operations. Moreover, alleviating problems resulting from errors or disruptions in our platform could require significant resources, which would adversely impact our financial position, and results of operations.
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
On November 2, 2021, we entered into an Amended and Restated Loan and Security Agreement with SVB that provides a senior secured revolving credit facility in the aggregate principal amount of up to $75 million. Borrowings under this agreement are secured by substantially all of our assets of our parent entity and certain domestic subsidiaries, including all accounts receivable and proceeds from sales of our intellectual property, and are subject to a negative pledge on our intellectual property in favor of SVB. The credit facility contains representations and warranties, including, without limitation, with respect to collateral; accounts receivable; financials; litigation, indictment and compliance with laws; disclosure and no material adverse effect, each of which is a condition to funding. This credit facility includes events of default and is also subject to certain financial and other covenants, including, without limitation, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, restricted payments and prepayment of the 2.95% Convertible Senior Notes due 2026 and of junior indebtedness. The credit facility contains a financial covenant that requires, in the event that credit extensions under the facility equal or exceed 85% of the available commitments under the Facility or upon the occurrence of an event of default, the Company and its subsidiaries to maintain a minimum consolidated monthly fixed charge coverage ratio of 1.00.
An inability to make the required representations and warranties, including with respect to collateral, accounts receivable, financials, litigation, indictment and compliance with laws, disclosures and no material adverse effect, may limit our ability borrow and/or the covenants may restrict our ability to finance our operations and to pursue our business activities and strategies. Our ability to makes these representations and warranties, and/or comply with these covenants may be affected by events beyond our control. Our ability to replace or supplement the existing facility may be limited due to various factors, including the status of our business, global credit market conditions, and perceptions of our business or industry by sources of financing. In addition, if credit is available, lenders may seek more restrictive covenants and higher interest rates that may reduce our borrowing capacity, increase our costs, and reduce our operating flexibility. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all.

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
California enacted legislation, the California Consumer Privacy Act, along with related regulations (together, the “CCPA”), which became effective in 2020. The CCPA creates individual privacy rights for California residents and increases the privacy and security obligations of businesses handling personal data. The CCPA is enforceable by the California Attorney General and there is also a private right of action relating to certain data security incidents. The CCPA generally requires covered businesses to, among other things, provide disclosures to California consumers and afford California consumers abilities to opt-out of the sharing of personal data between parties, a concept that is defined broadly, and behavioral advertising triggers such requirements under the CCPA. The CCPA or subsequent guidance on our business or operations may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Decreased availability and increased costs of information could adversely affect our ability to meet our advertisers’ requirements and could have an adverse effect on our business, results of operations, and financial condition.

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
The CCPA has encouraged “copycat” laws in other states across the country, such as in Virginia and Colorado, and likely in Connecticut, Florida, New York, Oklahoma, and Washington. This legislation may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Such new privacy laws add additional complexity, requirements, restrictions, and potential legal risk, require additional investment in resources to compliance programs, and could impact trading strategies and availability of previously useful data.
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
There is an increasing focus on compliance requirements with respect to the digital advertising ecosystem, including criticism that the Internet Advertising Bureau (“IAB”) Transparency & Consent Framework (“TCF”) is inherently incompatible with GDPR given the high velocity personal data trading. The UK Information Commissioner’s Office and the French Commission Nationale de l”Informatique et de Libertés (“CNIL”) are investigating the ad tech industry and the use of cookies which will look in particular at data management platforms and the role of data brokers. If the TCF is invalidated, we may not have another means of adequately requesting and obtaining consent, which could negatively affect our business, results of operations, and financial condition.
Further, in the European Union, current national laws that implement the ePrivacy Directive (2002/58/EC) will be replaced by an EU Regulation, known as the ePrivacy Regulation, which will significantly increase fines for non-compliance and impose burdensome requirements around placing cookies. While the text of the ePrivacy Regulation is still under development, a European court decision and regulators’ recent guidance in the Court of Justice of the European Union (“CJEU”) Fashion ID case are driving increased attention to cookies and tracking technologies. On April 7, 2021 the Austrian online privacy campaign group NYOB announced that it filed a complaint with the CNIL, against the use of the Google Android Advertising Identifier on the ground that users do not have the opportunity to meaningfully give consent to digital advertising and that this amounts to a violation of ePrivacy laws. As regulators start to enforce the strict approach (which has already begun to occur in Germany, where data protection authorities have initiated a probe on third-party cookies), this has led to systems changes, limits the effectiveness of our marketing activities, and diverts the attention of our technology personnel, and in the future may adversely affect our margins, increase costs, and subject us to additional liabilities.
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
The second mechanism, the UK and EEA Standard Contractual Clauses (“SCCs”), were upheld as valid legal mechanisms for transnational data transfer. However, the ruling requires that European organizations seeking to rely on the EU SCCs to export data out of the EEA ensure the data is protected to a standard that is “essentially equivalent” to that in the EEA including, where necessary, by taking “supplementary measures” to protect the data. Since the July 28,2021 UK Adequacy Decision, we rely on such decision for the transfer of data from the EEA to the UK, and the UK SCCs transfers from the UK to the US with supplementary measures as per the June 2021 European Data Protection Guidelines. It remains subject to ongoing review whether SCCs will address our use of cookies and other tracking technologies placed directly on users’ browsers or devices through our media partners or advertisers’ websites.
In the event that use of the SCCs or relying on the UK adequacy decision is subsequently invalidated as a solution for data transfers to the United States, or there are additional changes to the data protection regime in the EEA/UK resulting in any inability to transfer personal data from the EEA/UK to the United States in compliance with data protection laws, European media partners and advertisers may be more inclined to work with businesses that do not rely on such compliance mechanisms to ensure legal and regulatory compliance, such as EEA/UK-based companies or other competitors that do not need to transfer personal data to the United States in order to avoid the above-identified risks and legal issues. Such changes could cause us to incur penalties under GDPR or UK GDPR and could increase the cost and complexity of operating our business.

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
We are using the net proceeds from our IPO for working capital and general corporate purposes, including research and development expenditures focused on product development and sales and marketing expenditures aimed at growing our business. We may also use the net proceeds to make acquisitions or investments in complementary companies or technologies. Consequently, our management has broad discretion over the specific use of these net proceeds and may use such proceeds in a way with which our investors disagree. The failure by our management to apply and invest these funds effectively may not yield a favorable return to our investors and may adversely affect our business, results of operations, and financial condition. Pending their use, we may invest the net proceeds from our IPO in a manner that does not produce income or that loses value. If we do not use the net IPO proceeds effectively, our business, results of operations, and financial condition could be adversely affected.
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
The largest beneficial owners of our common stock, an entity affiliated with Lightspeed Venture Partners, Viola Ventures III, L.P., entities affiliated with Gemini Israel Ventures , entities affiliated with Index Ventures, Gruner + Jahr GmbH, and Yaron Galai together beneficially own an aggregate 44.5% of our outstanding common stock. As a result, these stockholders, if they act together, could exercise significant influence over our operations and business strategy since they have sufficient voting power to control the outcome of matters requiring stockholder approval. These matters may include:
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
The Sarbanes-Oxley Act requires, among other things, that we maintain proper and effective internal control over financial reporting. We are required to disclose, on a quarterly basis, material changes made in our internal control over financial reporting. We will also be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the first complete fiscal year after our IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse if it is not satisfied with the level at which our controls are documented, designed or operating.

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
In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act. Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.
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
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules, and regulations that govern public companies. As a newly public company, we are subject to significant obligations relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage such obligations. These obligations and scrutiny will require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations, and financial condition. We expect that these requirements will increase our compliance costs. We have hired, and will need to hire, additional accounting, financial, and legal staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of these costs.
As a public company, it is more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and qualified executive officers.
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
We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to emerging growth companies as described above. We may take advantage of these reporting exemptions until we are no longer an emerging growth company.
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
None.
(b) Use of Proceeds
On July 27, 2021, we sold 8,000,000 shares of our common stock in connection with our IPO, at a public offering price of $20.00 per share for an aggregate offering price of $160 million. The proceeds from the sale were $145.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us. The offer and sale of all of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333- 257525), which was declared effective by the SEC on July 22, 2021. The representatives of the underwriters of our IPO were Citigroup Global Markets Inc. and Jefferies LLC. No payments were made by us to directors, officers or persons owning 10 percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.
There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

EXHIBIT INDEX

Exhibit No.	Description
3.1
Form of Twelfth Amended and Restated Certificate of Incorporation of Outbrain Inc., as currently in effect (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1/A filed with the SEC on July 20, 2021, File No. 333-257525 (“Form S-1/A”)).

3.2	Amended and Restated By-laws of Outbrain Inc., as currently in effect (incorporated by reference to Exhibit 3.4 to the Company’s Form S-1/A).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A).
4.2
Indenture, dated as of July 27, 2021, by and between Outbrain Inc. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on July 28, 2021, File No. 001-40643 (“July 28, 2021 Form 8-K”)).

4.3	Form of 2.95% Convertible Senior Note due 2026 (incorporated herein by reference to Exhibit 4.2 to the Company’s July 28, 2021 Form 8-K).
10.1†*	2021 Long-Term Incentive Plan and forms of award agreements, adopted effective July 19, 2021.
10.2†	Amended and Restated Employment Agreement, dated July 19, 2021, by and between Elise Garofalo and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1/A).
10.3†	Employment Agreement, dated July 19, 2021, by and between Yaron Galai and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Form S-1/A).
10.4†	Employment Agreement, dated July 19, 2021, by and between David Kostman and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A).
10.5†*	2021 Employee Stock Purchase Plan, adopted effective July 19, 2021.
10.6
Senior Subordinated Secured Note Purchase Agreement dated July 1, 2021 by and between the Registrant, Baupost Private Investments A-2, L.L.C., Baupost Private Investments B-2, L.L.C., Baupost Investments C-2, L.L.C., Baupost Private Investments P-2, L.L.C., Baupost Private Investments Y-2, L.L.C., Baupost Private Investments BVI-2, L.L.C., Baupost Private Investments BVII-2, L.L.C., Baupost Private Investments BVIII-2, L.L.C., Baupost Private Investments BVIV-2, L.L.C. and The Bank of New York Mellon (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1/A filed on July 6, 2021).

10.7	Sublease Agreement, dated July 14, 2021 by and between Dineinfresh, Inc. d/b/a Plated and the Company (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1/A).
10.8	Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1/A).
31.1*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*❖	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________
† Compensatory plan or agreement.
* Filed herewith.
❖ This certification is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2021.

OUTBRAIN INC.

By:	/s/ David Kostman
Name: David Kostman
Title: Co-Chief Executive Officer

By:	/s/ Elise Garofalo
Name: Elise Garofalo
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)