Form 10-K
period 2021-12-31
Outbrain Inc.
filed 2022-03-18
CIK 1454938

It

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _______
Commission file number 001-40643
______________________________
OUTBRAIN INC.
______________________________
(Exact name of registrant as specified in its charter)

Delaware	20-5391629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 West 19th Street
New York,	NY	10011
(646)	859-8594
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	OB	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock, par value $0.001 per share. The registrant’s common stock began trading on The Nasdaq Stock Market LLC on July 23, 2021.
As of February 28, 2022, Outbrain Inc. had 57,223,650 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2022 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

Note About Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements, may include, without limitation, statements generally relating to possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions or are not statements of historical facts. We have based these forward-looking statements largely on our expectations and projections regarding future events and trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including but not limited to:
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

PART I
Item 1. Business
Outbrain Inc., together with our subsidiaries, (“Outbrain”, the “Company”, “we”, “our” or “us”) was incorporated in August 2006 in Delaware. The Company is headquartered in New York, New York and has wholly owned subsidiaries in Israel, Europe, Asia, Brazil and Australia.
On July 22, 2021, the Company’s registration statement on Form S-1 (File No. 333- 257525), filed on June 29, 2021, as amended, was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) in connection with the Company’s initial public offering (“IPO”) of the Company’s common stock, and its common stock began trading on The Nasdaq Stock Market LLC (“Nasdaq”) on July 23, 2021. On July 27, 2021, the Company closed its IPO and issued 8,000,000 shares of its common stock at an initial offering price of $20.00 per share, receiving aggregate net proceeds of $145.1 million, after deducting underwriting discounts, commissions and other offering costs.
Our mission is to help digital media owners thrive by recommending content, products and services that users love.
Outbrain is a leading recommendation platform powering the open web. Outbrain’s technology provides personalization, engagement and monetization solutions to thousands of digital media properties, including many of the world’s most prestigious publishers. Through powering discovery feeds on the open web, Outbrain helps over a billion unique users on a monthly basis discover content, offers, services and products they might be interested in. For tens of thousands of advertisers around the world, Outbrain helps attract new customers and grow their businesses, driving measurable results and return on investment.
Over the past decade, consumers have become increasingly accustomed to seeing highly curated digital content and ads that align with their unique interests. Similar to the way in which social media and search have simplified discovery by synthesizing billions of consumer data points to offer personalized feeds, we provide media partners with a platform that encompasses data at scale as well as prediction and recommendation capabilities, helping media partners deliver a discovery feed personalized to their users, based on context and each user’s interests and preferences.
Consumption of content continues to shift online, with over four billion consumers accessing the Internet primarily through mobile devices, where scrolling through a feed experience is habitually expected by consumers on every page. According to eMarketer, the average person in the United States is expected to spend more than eight hours a day consuming digital media in 2022. In addition, the estimated average use of U.S. consumer’s mobile device grew from 87 minutes per day in 2012 to 264 minutes per day in 2021, a 203% increase. According to the Reuters Institute for the Study of Journalism at Oxford University, 73% of people access news through side-doors, not through the homepages of publications. We believe this means discovery feeds on article pages are more important than ever to help users navigate what to read, watch, or buy next.
Our platform is built for user engagement and, as a mobile-first company, is designed to be highly effective on mobile devices. Outbrain’s technology is deployed on the mobile apps and websites of most of our media partners, generating 68% of our revenue in 2021.
Outbrain operates a two-sided marketplace, which means we have full exclusive control over all aspects of the user experiences, allowing us to quickly test and deploy new formats for our constituents. Since inception, we have been guided by the same core principles pertaining to our three constituents: media partners, users, and advertisers.
Media Partners. We are committed to the long-term success of our media partners. Consistent with this philosophy, we focus on establishing a true win-win partnership. We strive to develop trusted, transparent, multi-year contracts with media partners, which are typically exclusive with us. Our media partners include both traditional publishers and companies in new and rapidly evolving categories such as mobile device manufacturers and web browsers.
Users. We believe that by focusing on improving the user experience we are able to cultivate user behavior patterns that compound engagement over time, delivering superior long-term monetization for ourselves and for our media partners.
Advertisers. We strive to grow our advertising business by increasing overall user engagement, rather than price per engagement. Our emphasis on user engagement helps us improve advertisers’ return on ad spend (“ROAS”) thus unlocking more advertising spend and attracting more advertisers. In turn this enables us to better match ads to users and further grow user engagement and overall monetization.

We have delivered nearly $4 billion in direct revenue to our media partners, since inception. We partner with thousands of the world’s most trusted digital media owners for which we believe we are an important technology partner. Some key media partners with which we have longstanding relationships across our various regions include Asahi Shimbun, CNN, Der Spiegel, Le Monde, MSN, Sky News and Sky Sports, and The Washington Post. The average tenure of our top 20 media partners, based on our 2021 revenue, is over seven years.
Through our direct, usually exclusive, integrations with media partners, we have become one of the largest online advertising platforms on the open web. In 2021, we provided personalized feeds and ads to over 1 billion monthly unique users, delivering on average over 10 billion recommendations to content, services and products per day, with over 24,000 advertisers directly using our platform.
Our platform is user engagement focused. A significant proportion of the engagement created by our platform is with the content of the media partner for which we are providing the platform, which we refer to as ‘organic recommendations.’ Outbrain is trusted to power organic recommendations across all publisher media types, including written editorial, video and audio content. This provides the user with a personalized content experience, while increasing time spent and engagement on the media partner’s digital properties. We believe this is crucial to increasing long-term loyalty and retention of users for media partners, while increasing the depth and value of user visits in the short term. Powering a feed of both organic recommendations and targeted ads creates significant proprietary, first-party data that enables us to continuously refine our prediction algorithms, supporting our efforts to further increase engagement.
Advertisers use our platform to reach consumers efficiently through various ad formats across thousands of premium digital media properties around the world. Our platform provides access to a significant volume of exclusive ad inventory within the content feeds of these premium digital media properties. Advertisers primarily use our platform for performance driven campaigns, with measurable outcomes. Our ability to drive value and ROAS for advertisers, at scale, is highlighted in the growth of ad spend through our platform. In 2021, we invested significant R&D resources to automate and optimize the ROAS for our advertisers, which expanded the variety of content experiences and ad experiences we serve our audience. We now support native recommendations (image + text) formats, standard display formats and a wide variety of video formats, providing full funnel opportunities for our advertising clients, from driving awareness through direct response and driving conversions.
Data and algorithms are fundamental to everything we do. We process billions of data signals per minute, powering up to 200 million Click Through Rate (“CTR”) predictions and over 100,000 recommendations per second. This drives our ability to deliver close to 40 million engagements per day. Our ability to collect and synthesize large data sets into our real-time decisioning engine powers our recommendations, our feed experiences and our ad targeting, helping us optimize user engagement and monetization. As our platform grows, we are able to leverage our data scale in order to enhance our algorithms, enabling us to improve the efficacy of our platform. This, in turn, drives additional user engagement and thus more monetization for our partners and ourselves, which helps us further grow our business and scale our data. We refer to this phenomenon as our data flywheel. Engagements with our recommendations include user clicks on one of our recommendation links and views of a video that we recommended. We believe engagements are an indicator of the value users find in our recommendations and the value we create for our media partners through increased monetization.
We are targeting a large, fragmented and growing market. eMarketer states that approximately $492 billion was spent on global digital advertising in 2021, and by 2024, this figure is expected to increase to $717 billion. Approximately 40% of the world’s population has yet to gain access to the Internet. We believe a second factor will complement the increased activity of more people arriving online: the significant majority of consumption and economic activity, such as retail, still takes place offline. As the migration to online takes place, there remains significant future growth potential in eCommerce, given that just 13% of total retail sales in the United States in 2021 occurred online, according to the U.S. Department of Commerce. Online retail sales are both growing and fragmenting. We believe this represents an opportunity as the broader ecosystem of retailers seek advertising and technology partners to support their continued online growth. Advertisers increasingly expect measurable impact from their digital advertising investment, often preferring to pay for outcomes rather than pay for media, according to a 2020 Jounce market outlook report. Within digital advertising, more engaging and user-friendly formats, such as native and video, represent the fastest growing segments for ad spend, outgrowing search and traditional forms of display, according to eMarketer. Given our ability to deliver high impact and measurable performance to our advertisers, significant reach and unique inventory, we believe that we are well positioned to capture a significant share of this growing market.

We have a track record of consistently growing our business, and have achieved significant scale with over $1 billion of revenue in 2021. Our business is profitable and we are benefiting from strong operating leverage as we grow. Our net income was $11.0 million, or 4.6% of gross profit in 2021, compared to $4.4 million, or 2.6% of gross profit in 2020. Our gross profit was $240.3 million in 2021, up from $165.1 million in 2020, representing year over year growth of 45.6%. Our Ex-TAC Gross Profit was $272.1 million in 2021, up from $194.3 million in 2020, representing year over year growth of 40.0%. Our Adjusted EBITDA more than doubled to $88.9 million in 2021, from $41.1 million in 2020. Adjusted EBITDA was 32.7% and 21.2% of Ex-TAC Gross Profit in 2021 and 2020, respectively. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Non-GAAP Reconciliations” for definitions and reconciliations of our non-GAAP financial measures, such as Ex-TAC Gross Profit, Adjusted EBITDA, and Adjusted EBITDA as a percentage of Ex-TAC Gross Profit, to the corresponding measures calculated in accordance with U.S. GAAP.
Our Industry
Advertising is the primary business model for digital media on the open web. In addition, advertising is also increasingly used as a key revenue driver for other Internet based businesses, such as mobile gaming and eCommerce. As a result, digital advertising not only subsidizes media consumption for billions of consumers globally, but also finances the creation of journalism, news, and entertainment, while lowering the costs to consumers of various products and services.
We believe that the following industry trends are relevant to our business:
Proliferation of digital media, and digital advertising, particularly across mobile environments. As mentioned above, the consumption of content continues to shift to digital and primarily to mobile devices. In order to address this change, most media providers have shifted their focus from traditional means of content delivery to digital ones, with new ‘digital-native’ providers increasingly gaining attention. Advertising spend follows time spent and engagement, and mobile ad spend is expected to increase at a faster pace than digital ad spend in total. According to eMarketer, in 2021 global digital ad spend grew to $492 billion, a 29.1% year over year increase, exceeding growth expectations, and mobile ad spend grew to $369 billion, a 32.4% year over year increase. Of that, 40.2% was expected to go to search, with 55.2% expected to go to forms of display advertising, including native and video. The percentage of total media ad spending in digital was 63.0% in 2021 and is projected to be 65.9% in 2022, 68.5% in 2023, 70.3% in 2024 and 72.0% in 2025. Advertisers increasingly expect measurable impact from their digital advertising investment, often preferring to pay for outcomes rather than pay for media, according to a 2020 Jounce market outlook report. Within Digital Advertising, more engaging and user-friendly formats such as native and video represent the fastest growing segments for ad spend, outgrowing Search and traditional forms of Display, according to eMarketer.
Consumer habits and expectations are changing. Consumers have grown accustomed to consuming engaging content that is personalized and curated across multiple digital formats, including social, entertainment, gaming and audio. In mobile environments, consumers habitually scroll through apps, mobile browsers and news feeds, such as those found on social media, providing continuous opportunities to deliver personalized advertising experiences. As a result, we believe that personalized and engaging digital content experiences, supported by non-intrusive ads, have become the expectation of media owners, rather than a consumer luxury. As an example, digital video remains a fast-growth category of content consumption and advertising spend and video is expected to account for more than half of all US programmatic display ad spending in 2022.
Trusted editorial content is becoming increasingly important. The massive scale of content creation and distribution across social media has made it difficult to curb the creation and proliferation of factually inaccurate news and misinformation, leading to a growing distrust of user-generated social media content. In a Kantar Dimensions study published in May 2020, social media was ranked as the least trusted medium, with only 17% of consumers citing Facebook and Twitter as reputable sources of information. We believe this is a trend that will continue: a 2021 study from The Trusted Web Foundation found that visiting news outlets directly remains the most common way of consuming news online, with more than twice as many respondents citing this method as compared with engaging with links on social media. At the same time, advertisers are growing increasingly concerned about having their messages shown alongside unsavory user-generated content. According to the CMO Council, 72% of advertisers are concerned about brand integrity on social media. As a result, advertisers have become increasingly cognizant of where they spend ad dollars, seeking media environments that prioritize quality, transparency and brand safety.

Performance and ROAS are becoming increasingly important to advertisers. As digital advertising continues to consume a larger share of advertiser budgets, the ability to target advertising based on specific user interests and context, in real-time, has become increasingly important to advertisers, as it contributes to more efficient campaigns and improved ROAS. This creates demand for solutions that can adjust in real-time while measuring and optimizing for specific price and performance thresholds. As tools for targeting and tracking become more sophisticated and effective, advertisers are increasingly relying on performance pricing models to drive more measurable ROAS, for example, paying for a click (cost-per-click), lead, acquisition, download, install, or sale, instead of paying to simply display an ad which may or may not create value. According to a 2021 report by the Interactive Advertising Bureau and PwC Advisory Services LLC, the most significant and growing proportion of all internet advertising revenues have been priced on a performance basis, 67.1% in 2020 versus 62.9% in 2019. Many advertisers, including the largest brands, leverage third-party software and predictive data-driven models to meet their performance goals. In parallel, increasingly user friendly and engagement-focused formats of digital advertising have evolved to better serve advertisers seeking performance and ROAS.
Data-driven decisioning delivers better experiences and outcomes.   Advances in software and hardware along with the growing use of the Internet have made it possible to collect and rapidly process massive amounts of real-time data signals related to content, context and performance. Leveraging data at scale, advertising technology providers can dynamically serve content or ads that integrate seamlessly into user environments to deliver tailored, impactful experiences. The decisioning intelligence developed by leading technology providers and large Internet platforms has made advertising more engaging for users and more effective for advertisers. As a result, advertisers are increasingly focused on data-driven decisioning, making these capabilities critical for media partners, as they seek to deliver quality experiences to their users while maintaining their relevance with advertisers.
The Challenge for Digital Media Owners
As the pace of online content creation and consumption continues to accelerate, and competition for user attention intensifies, digital media owners must focus on their core strength: creating relevant, interesting, quality content. However, their success also depends on sustainably attracting, engaging, retaining and monetizing audiences while competing with the major social and aggregation platforms, known as the ‘walled gardens.’ These platforms, driven by the nature of their services and their scale, have significant resources to invest in technology and have amassed large volumes of coveted user data, enabling them to deliver highly targeted and thus effective ads alongside user generated or third-party content, helping them achieve an outsized share of the advertising market.
As a result, we believe that digital media owners, whose properties are often referred to as the ‘open web,’ face challenges in the following key areas:
User experience. In today’s dynamic, mobile-first environment, providing a high-quality user experience that addresses consumer habits and expectations is critical to attracting, engaging and retaining audiences. For example, over the past few years, consumers have grown accustomed to receiving personalized content recommendations, which are now common within the walled gardens. In addition, infinite scrolling feeds of content have also become popular, especially on mobile devices. Keeping pace with these changes, as well as other emerging products and features, represents a significant challenge to many digital media owners who lack the scale and resources required to compete.
Monetization. The fragmented ecosystem of digital advertising technology intermediaries, constantly evolving landscape of ad formats and the growing sophistication of advertisers seeking measurable ROAS makes it difficult for digital media owners to develop and maintain the technology required to optimize their monetization. In addition, digital media owners often lack access to a large and diverse advertiser base. As a result, they may not benefit from the variety of ads that are necessary in order to optimize consumer engagement and thus overall monetization.
Our Solution
We enable digital media owners to provide their users with an experience that is personalized and relevant to their interests while generating incremental revenue through highly engaging content recommendations and relevant advertisements. Our platform is informed by large, proprietary data sets. Our recommendation engine relies on advanced artificial intelligence technology and machine learning algorithms. We leverage our scale, gained through a large number of partners and advertisers, in order to grow and enhance our data and our technology continuously.
By delivering relevant content recommendations that personalize the user experience, alongside targeted ads, our platform increases and monetizes user engagement. Our technology platform forms the underlying “operating system” of our media partners’ content feeds, helping them manage and grow their business.

1
User scrolls through the media owner's content feed, powered by Outbrain's Smartfeed
2
Advertisers bid to show their ads in the feed
3
Recommendation Engine predicts and serves the most relevant media owner content and ads, based on proprietary data and advanced AI
4
User engages with content and ads, and algorithms fine tune based on those interactions
5
Media owners benefit from increased engagement with their content and improved monetization
Global News
PAID CONTENT
Our Top Picks to Add to Your Bookshelf: Updated Weekly
Accessories for Every Occasion. Shop the New Collection Today.
Smartfeed entirely powered by Outbrain
Organic Recommendation
Ad

We focus on the long-term
•Our goal is to delight the user.  We believe in the compounding value that is generated by increasing user engagement. As a result, we aim to delight users by recommending relevant content in order to deliver superior long-term monetization for our media partners and ourselves.
•Quality is fundamental. We partner with prestigious and trusted digital media owners around the world. Through our commitment to working with the most credible sources of digital media and content creators, we have created an ecosystem trusted by publishers, advertisers and users alike.
•Deep integrations are key.  Our technology is deeply integrated with our partners’ systems, enabling us to roll out new products and features with speed. As a result, our partners gain the flexibility to capitalize on new forms of content distribution and advertising, as well as shifting consumer preferences, empowering them to achieve their growth and monetization objectives.
•Transparency builds trust and alignment.   By maintaining transparency on pricing, data collection and efficacy, we align our incentives with those of our partners and work to ensure their objectives are achieved, driving the long-term success of our business.
Our Offering for Media Partners
We provide media partners with an ‘operating system’ that helps them manage and grow their businesses. Our platform and products provide the data, scale, and technology capabilities to personalize the content experience, grow audiences, maximize user engagement and monetize content. We empower media partners, enabling them to innovate their user experience by continuously introducing new features, capabilities and technologies that help optimize content delivery through personalized recommendations. We aggregate advertiser demand on behalf of media partners, providing them with critical monetization. Media partners benefit from the combined scale of technology, data and users, which we derive from the large volume of partners and advertisers that use our platform.

Our product suite for media partners, Outbrain Engage, encompasses multiple key technologies, enabling media partners to:
•Delight users through personalized feeds and data-driven recommendations.  Our platform synthesizes billions of data points, including context, user interests and behaviors to provide customized recommendations to users. Our Smartfeed product is a powerful solution for media partners to personalize content recommendation for users. The modular format of the feed enables media partners to customize the order, layout, and composition of content based on consumers’ context, interests and preferences. Our Smartlogic product dynamically adjusts both the arrangement and the formats of content delivered to a user within Smartfeed depending on the user’s preferences and our media partner key performance indicators (“KPIs”), ensuring a more personalized and engaging feed experience.
•Monetize content through customized, data-driven advertising.  We deliver critical revenue that media partners depend on to operate their business. Our platform and partner integrations support a wide range of ad formats that leverage unique data insights in order to maximize revenue. Our algorithms balance revenue yields with overall user experience and can be harnessed to support additional revenue initiatives. Outbrain typically provides media partners with close to a 100% fill rate of the ad inventory managed by Outbrain; we believe that Outbrain’s role as an end-to-end solution, working directly with both media owners and advertisers, provides an economic advantage for our partners. It is estimated that media owners typically keep 40-50% of ad spend after it has passed through the variety of ad tech and programmatic point solutions, compared to around 70% of spend from Outbrain’s advertisers being passed on to our media partners.
•Maximize user engagement.  Our solution enables media partners to engage and retain their audience, helping them achieve multiple business outcomes such as time spent with their content, growth of digital subscriptions, app downloads, podcast engagement and more. In addition, our proprietary optimization engine is an always-on testing and optimization solution that continuously enhances page layouts for maximum engagement and value.
•Manage their business.  Outbrain Engage provides media partners with a web-based dashboard enabling them to manage and control certain aspects of our platform including the content, formats, sources, frequency and categories of ads delivered on their properties. In addition, we provide precise advertiser and creative classification and filtering tools while strictly enforcing rigorous ad and content quality requirements. We operate at great scale, with hundreds of thousands of new ads uploaded to our platform daily. We have processes and technology to review ads before they go live on Amplify, our product suite for advertisers, either through our automated processes or manually, in a process designed to ensure compliance with our strict content guidelines (which are available publicly on our website). We reject, on average, over 20% of new ads submitted. Our extensive ad review processes and automated monitoring tools provide a further layer of quality control for media partners.

Media owner revenue yield
Smartfeed engagement insights
Console for business management
Tools to maximize user engagement
outbrain ENGAGE
change
Reports
Overview
Performance
Smartfeed Report
Optimization Report
Scheduled Reports
Editorial Controls
Audience Campaigns
Performance
Jan 01, 2021 - Jan 31, 2021
Compared to previous year
Breakdown
By Day
Select an option...
Schedule Report
Export
Filter By:
RPM
vs.
Customize Columns
Day
Pageviews
Revenue
RPM
Paid CTR
Organic CTR
Video Revenue
Totals

We have thousands of media partner arrangements. We document most of our media partner arrangements using standard contract terms, which are comprised of a partner enrollment form, completed by media partners seeking our services, that hyperlinks to our publicly available standard partner distribution terms. The partner enrollment form contains the commercial terms of our arrangements: term length (initial, auto-renewal and notice period), the specified percentage of the revenue earned from implementing our technology on the media partner pages, the payment terms, as well as any additional terms agreed upon by the parties. The hyperlinked standard partner distribution terms include terms related to the license and use of the platform and technology, limitations on use of similar technologies, and customary terms and conditions. Other media partner arrangements may also include a guaranteed minimum rate of payment if the media partner meets certain additional criteria, including the implementation of advertisements in defined placements.
In addition, certain media partner arrangements may have additional commercial terms such as variable revenue percentages based on page view volume or revenue, access to customized reporting, further detail around use or limitations of similar services, and additional termination rights. We also have arrangements with media partners on a programmatic basis such that the contract defines the mechanics to participate in the media partner’s real-time auction for access to media partner’s inventory, with neither party committing to provide or bid on inventory.
Our Offering for Advertisers
Our platform enables advertisers to have one-on-one interactions with consumers, at scale. We provide advertisers a powerful open web platform with significant reach and exclusive inventory, helping them connect with audiences on premium digital properties. Using Outbrain Amplify, our product suite for advertisers, we enable them to focus their campaigns on the users most likely to engage with their ads. Advertisers log into our platform directly to create campaigns, load or automatically generate creative assets, and manage their advertising activity on the open web, all while optimizing spend toward engagement and ROAS.
Outbrain Amplify provides advertisers with:
•Seamless and non-intrusive ads.  We provide advertisers access to ad inventory that benefits from high user attention by delivering ads that are native to the user experience and are personalized based on our unique understanding of each user’s context and interests. We call our ads Smartads™ because they are component-based and dynamically match the look and feel of the content where they are placed. Our Smartads support a variety of formats, including text and image, video, interactive carousel, app install and other forms of direct response.
•Ads optimized for engagement.  Our deep and direct integration across the digital properties of thousands of media partners provides us with a wealth of proprietary data pertaining to user engagement and content consumption patterns. This enables us to deliver ads based on our user interest graph, as well as other unique data-driven tools and technologies. We believe that our direct integrations and exclusive partnerships are a differentiator when compared to most other online advertising solutions. Unlike other solutions, which often connect an advertiser to an available ad opportunity in a non-exclusive manner, typically mediated by other third-party platforms and technologies, our platform benefits from direct visibility into users’ overall engagement.
•Results—optimize and pay for performance.  Our platform enables advertisers to optimize to specific campaign goals, and buy on a Cost-per-Click basis, guaranteeing engagement and delivering other measurable business outcomes. We maintain transparent performance metrics, and advertisers are able to view progress, manage ongoing campaigns and maximize ROAS. Our autopilot feature enables advertisers to set their goals and KPIs and allows Amplify to automatically optimize bid prices and budget allocations to hit these goals. Our Conversion Bid Strategy (CBS) product automates and improves the optimization process, allowing advertisers to select varied ROAS or conversion goals while our product automatically optimizes their campaigns to maximize performance towards the desired outcomes. Advertisers and their agencies wishing to transact through programmatic channels can use Zemanta, our programmatic platform, as well as other third-party programmatic platforms.
•Quality.  We work with established media partners, employing rigorous selection criteria, onboarding standards, controls, processes, and ongoing monitoring. As a result, our platform provides predominantly exclusive access to engaged users in high quality content environments across many of the world’s most trusted media properties.

Advertiser ROAS
Campaigns
ACCOUNT:
CAMPAIGN: All Campaigns (32)
Last 30 Days
Add Content
Add Campaign
By Campaign
By Date
By Publisher
By Geo
By Platform
By Interest
Include Archived
Columns
Filter
Reports
Hide Chart
300%
200%
100%
0%
03/19/21
03/24/21
03/29/21
04/03/21
04/07/21
04/12/21
04/17/21
$0.50
$0.40
$0.30
$0.20
Sat, Apr 17, 2021
ROAS (Click): 124%
Avg. CPC: $0.38
D W M
Daily
ROAS (Click)
vs
Avg. CPC
Edit Campaign
Total of: 30 Rows
Last complete date: April 18, 2021
Performance 2 - 4 hours
Date | Amount S... | Avg. CPC | Clicks | Conversio.. | Conversio.. | CPA (Click) | ROAS (Cli... | Conversions Val... | Conversions Av... | Total Conversio... | Conversions (Vi... | Total
Total | $52.1k | $0.40 | 131.2k | 417 | 0.32% | $124.8 | 136% | $70.9k | $170 | 424 | 7
04/17/2021 | $1,097.94 | $0.381 | 2,879 | 8 | 0.28% | $137.24 | 124% | $1,360.00 | $170.00 | 8 | 0
04/16/2021 | $1,289.51 | $0.368 | 3,503 | 10 | 0.29% | $128.95 | 132% | $1,700.00 | $170.00 | 10 | 0
04/15/2021 | $1,587.05 | $0.395 | 4,022 | 12 | 0.30% | $132.25 | 129% | $2,040.00 | $170.00 | 12 | 0
04/14/2021 | $1,439.13 | $0.40 | 3,602 | 11 | 0.31% | $130.83 | 130% | $1,870.00 | $170.00 | 11 | 0
04/13/2021 | $1,990.60 | $0.413 | 4,820 | 10 | 0.21% | $199.06 | 85% | $1,700.00 | $170.00 | 10 | 0
04/12/2021 | $1,697.59 | $0.384 | 4,426 | 7 | 0.16% | $242.51 | 70% | $1,190.00 | $170.00 | 7 | 0
04/11/2021 | $1,822.18 | $0.372 | 4,898 | 7 | 0.14% | $260.31 | 65% | $1,190.00 | $170.00 | 7 | 0
04/10/2021 | $1,924.19 | $0.387 | 4,969 | 16 | 0.32% | $120.26 | 141% | $2,720.00 | $170.00 | 16 | 0
04/09/2021 | $2,199.50 | $0.418 | 5,264 | 22 | 0.42% | $99.98 | 170% | $3,740.00 | $170.00 | 22 | 0
04/08/2021 | $1,900.39 | $0.436 | 4,355 | 12 | 0.28% | $158.37 | 107% | $2,040.00 | $170.00 | 12 | 0
04/07/2021 | $1,551.96 | $0.426 | 3,640 | 9 | 0.25% | $172.44 | 99% | $1,530.00 | $170.00 | 9 | 0
04/06/2021 | $2,017.12 | $0.429 | 4,699 | 25 | 0.53% | $80.68 | 211% | $4,250.00 | $170.00 | 25 | 0
User engagements with ads
Return on Ad Spend
Measured business value to advertiser

Our Personalized Feed Experience for Users—Smartfeed™
Smartfeed is our personalized feed solution that drives deeper discovery of content, products and services, longer sessions and better user engagement. Smartfeed powers the content feeds of thousands of digital media owners, combining highly engaging multimedia formats, such as text and image, or video, with a diverse range of experiences and dynamic optimizations, continuously improving a personalized user experience.
Within Smartfeed, our Smartlogic product dynamically adjusts both the arrangement and the formats of content delivered to a user, depending on the user’s preferences and our media partner’s KPIs, ensuring a more personalized and engaging feed experience. It leverages machine learning to personalize not just the content, but the entire feed composition from content experiences to the number and format of ads, ordering and more.

Smartfeed

Personalized, continuous feed of content, entirely powered by Outbrain

Organic Recommendation

Personalized suggestions of relevant media owner content

Ad

Ads optimized for user engagement and ROAS

BUSINESS
Drinkable water is scarce. These companies are pulling it out of the air
Timeless Pieces Made with High Quality Materials Designed to Last for Years.
Hundreds of Classic & Exclusive Styles
Sponsored: WatchExpress
WEEKLY HIGHLIGHTS
Handmade Leather Sneakers Are This Season's Hottest Trend in Your Area
Get Clear And Powerful Sounds That Stays In Place
SHOP NOW
Browse mid century & modern furniture for every room
ORDER NOW
Well Made. Well Priced. Effortless Modern Style.
Sponsored: Market Finds
Read More
Smartfeed
7 Celeb-Inspired Hairstyles That Are Perfect For Gym
Sponsored: Fitness Worldwide
5 Companies That Could Help Pay Off Your Student Loans
Sponsored: Spend Wise Quarterly
What To Splurge On & What To Save On At Home
Sponsored: Nest Makers
sponsored by: ZenZen
Sleep Better And Live A Happier, Healthier Life.

Our Smartfeed technology supports a wide variety of ad creative formats, including:
Our Strengths
•Mission-critical partner for digital media owners.  We provide digital media partners with mission-critical technology, an “operating system,” that is designed to increase user engagement and content monetization. The capabilities and revenue we provide enable many of our partners to sustain their businesses and deliver quality journalism, in some cases as they continue a long-term transition away from historic reliance on offline ad revenue. We are a trusted partner for some of the world’s most prestigious digital media owners such as Asahi Shimbun, CNN, Der Spiegel, Le Monde, MSN, Sky News and Sky Sports, and The Washington Post. The average tenure of our top 20 media partners, based on our 2021 revenue, is over seven years.
•Unique, at-scale platform for advertisers.  Through our vast and predominantly exclusive relationships with media partners, we provide advertisers with access to over a billion monthly unique users. The breadth of our audience reach enables advertisers to deliver at-scale campaigns and to optimize the performance of their advertising spend.
•Unique proprietary data and algorithms driving a virtuous cycle.  Our direct integrations across our partners’ properties provide us with a large volume of proprietary first-party engagement data, including context, user interest and behavioral signals. Leveraging our data, we continuously optimize our algorithms to improve CTR and ROAS. By delivering better results to advertisers, we are able to grow our business and our platform, which, in turn, helps us collect more data and further enhance our algorithms, driving better results for our partners, helping us further grow our platform and our business.
•Well positioned for a privacy-centric world.   By integrating directly with our media partners’ properties, we generate proprietary first-party data and are able to collect and infer valuable user related data and insights. With the upcoming discontinuation of third-party cookies and confusion about the efficacy of any new approaches, marketers are looking to reinstate their consumer vision. More than three quarters of advertisers claimed ‘robust first-party data’ is important when selecting video partners. In addition, our ability to use unique contextual signals enables us to deliver strong user engagement and advertiser ROAS without the need to rely solely on user-based targeting, typically enabled through user tracking technologies that may not be available in the future.
•History of successful innovation.   We pioneered our category and have been focused on innovation since our founding. To ensure seamless product innovation we operate as a continuous deployment engineering organization, releasing an average of over 300 code deployments daily. We plan to continue investing in our platform and its features.
•Scaled, profitable and diversified business.   We have grown our business rapidly while achieving profitability, demonstrating the power of our technology, the strength of our partner and advertiser relationships and the inherent operating leverage of our model. In 2021, we achieved over $1 billion in revenue, $240.3 million in gross profit, and $272.1 million in Ex-TAC Gross Profit, reflecting year over year growth of 32.4%, 45.6% and 40.0%, respectively. In 2021, net income was $11.0 million, or 4.6% of gross profit, compared to a net income of $4.4 million, or 2.6% of gross profit, in 2020. Adjusted EBITDA more than doubled to $88.9 million, or 32.7% of Ex-TAC Gross Profit, in 2021 from $41.1 million, or 21.2% of Ex-TAC Gross Profit, in 2020. Our business is well diversified. In 2021 our top twenty digital media partners accounted for approximately 49% of our revenue, with the largest accounting for 11% of our revenue. During the same year, our top twenty advertisers accounted for approximately 23% of our revenue, with the largest accounting for approximately 3% of our revenue. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Non-GAAP Reconciliations” for definitions and reconciliations of our non-GAAP financial measures, such as Ex-TAC Gross Profit, Adjusted EBITDA, and Adjusted EBITDA as a percentage of Ex-TAC Gross Profit, to the corresponding measures calculated in accordance with U.S. GAAP.
•Team and culture.   Companies cannot effect the change they aspire to achieve without passionate, innovative employees. We rely on a global and diverse team of highly capable employees to collaborate, innovate, and execute our vision—to empower high quality journalism and content creation. Outbrain routinely conducts anonymous employee engagement surveys; according to the survey in mid-2021, which had an 86% employee participation rate, 90% of our employees responded that they would recommend Outbrain as a great place to work.

Our Growth Strategies
We believe that we are well positioned to capitalize on the continued growth of digital content consumption and digital advertising. We intend to continue investing in technology and innovation to improve our recommendation engine and product offering, support our efforts to grow relationships with existing and new media partners, and expand our advertiser footprint and share of wallet. We plan to pursue the following growth strategies:
•Continuously improve user engagement.   Improving the quality of our recommendation engine has been an important driver of past growth and we expect it to remain a key driver of future growth. We believe that a great user experience drives engagement that compounds over time. Continued investment in our technology, artificial intelligence and machine learning capabilities drives a better user experience, resulting in better CTR predictions and, in turn, higher monetization yield and revenue. We believe that we can significantly grow our business solely by improving user engagement.
•Grow our ad inventory.    We have an extensive history of growing ad inventory by expanding our media partnerships and forming new ones.
Existing partners.  We have a strong track record of growth through the continuous expansion of existing media partnerships, as we launched products, features and formats that improved user engagement and retention, grew audiences, and improved monetization. We plan to continue innovating as we seek to grow our ad inventory by implementing optimizations, creating new ad formats, seeking additional ad placements, and pursuing opportunities to manage a larger proportion of our media partners’ digital properties through both direct integrations and programmatic relationships. In addition, we plan to expand our partnerships with software and hardware providers, enabling us to offer personalized content feeds for browsers and mobile operating systems.
New partners.  We plan to pursue new partnerships with media owners as well as integrations with programmatic platforms that will expand our reach to additional user segments, helping us grow our business.
•Grow advertiser spend.   We plan to grow spend from existing, as well as new advertisers by pursuing the following initiatives:
◦Further invest in our advertiser product suite.   In the past, improvements to our advertiser solutions have been a meaningful driver of growth for our business. We plan to continue investing in Amplify and Zemanta in order to deliver better tools and technologies for advertisers on our platform.
◦Continuously improve ROAS.   We aim to deliver better results for advertisers through improved CTR, as well as automation in pricing and conversion optimization through our Conversion Bid Strategy product, helping us grow existing and new advertisers’ share of wallet.
◦Grow brand spend.   We plan to expand our existing suite of solutions aimed at brand advertisers. We believe that we will be able to capture significant spend from new and existing advertisers by providing new capabilities, such as additional exclusive ad placements, new optimization solutions, and unique ad formats, amongst others.
◦Grow the number of advertisers.   In addition to investments in our advertiser product and technology, we plan to invest in sales and marketing initiatives aimed at attracting new advertisers to our platform. We believe Zemanta’s programmatic offerings will continue to gain adoption amongst leading agencies and brands, and that new programmatic demand partners will enable us to continue to expand our advertiser footprint.

◦Drive adoption of high impact ad formats.   High impact ad formats such as video, content highlight reels, and interactive carousel represent a significant opportunity to improve monetization of existing inventory. We plan to expand our offerings and capabilities in order to drive continued adoption by advertisers of these formats, helping them reach more of their target audience and achieve their campaign goals, enabling us to grow our business. The addition of video ad formats to our platform and advertiser offering is evidence of the significant opportunity for growth and has already delivered strong returns. From 2018 to 2021, we grew video revenues from approximately 2% to approximately 8% of our annual revenue.
On January 5, 2022, we completed the acquisition of video intelligence AG (“vi”), a Swiss-based contextual video technology company for digital media owners. Through our acquisition of vi in the first quarter of 2022, we expanded our video offering to new formats and environments, including In-Stream video ads and connected TV (CTV) environments.
◦Acquisitions and strategic partnerships.   We have a track record of successfully executing a number of acquisitions and partnerships, helping us efficiently expand our offerings, grow our business and grow our talent. In 2017, we acquired Zemanta, providing us with advanced programmatic capabilities. In 2018, we acquired AdNgin, an advanced user interface optimization platform. In January 2022, we acquired vi, providing us with an expanded video offering for advertisers and media owners. We intend to continue pursuing partnership and acquisition opportunities that will enhance our technology or market presence and deliver more value to our partners and advertisers.
Our Competition
The digital advertising industry is highly competitive and fragmented. We compete for advertising dollars and media owner partnerships with advertising technology platforms such as Criteo, Magnite, PubMatic, Taboola, The Trade Desk, Viant and Xandr (Microsoft), as well as large consumer-facing digital platforms with advertising technology capabilities, such as Amazon, Facebook, Google and Twitter. The key factors that enable us to compete effectively for inventory from digital media owners include:
•the ability to deliver competitive monetization and engagement on media partner properties;
•trust, transparency and long-term alignment; and
•differentiated feed technology.
The key factors that enable us to compete effectively for advertising dollars include:
•delivering high ROAS through our ability to identify and engage relevant users;
•massive audience reach;
•quality of inventory; and
•comprehensive range of inventory types, advertising formats and campaign tools.
Our Technology
We have designed our platform to process real-time content and advertising transactions quickly and efficiently at a massive scale. Our platform delivers on average over 10 billion recommendations daily, in 20 languages. We designed our platform using a microservices-based architecture, which enables the rapid deployment of new features with high availability, reliability, and redundancy.
Our platform consists of the following key technology components:
•Infrastructure.   To support our business needs, we operate our own proprietary cloud infrastructure. Our global infrastructure includes over 7,000 servers, with storage capacity exceeding several petabytes. Our servers are located in three third-party data centers, on a co-location basis, in Secaucus, NJ, Sacramento, CA, and Chicago, IL. Each of our data centers is operated by a different vendor, in order to minimize the impact of any outage on our platform. While all three data centers actively serve recommendations to users, we are able to serve all of our traffic from two of the three data centers if needed. We utilize a global content delivery network (CDN), and dynamic acceleration, for additional performance optimization and redundancy.

Our infrastructure is designed such that we do not have any known single point of failure at any level. Within each data center, we have load-balanced servers on each layer of the system, so that a failure in one server or component will not impact performance or availability. Some of these clusters are dedicated to handling incoming traffic and delivering content, including web servers, caches and real-time database applications. Other clusters are devoted to the data analytics and algorithm modeling involved in creating content recommendations. The design also includes load balancers, firewalls and routers that connect the components and provide connections to the Internet. In particular, we use software specifically designed for processing large data sets to provide real-time data analysis, the results of which are then fed back to refresh and improve our recommendation algorithms.
We monitor our system using several tools, both internal and external, to gauge our uptime and performance. We also use multiple layered security controls to protect our recommendation engine and our data assets, including software-based access controls for our source code and production systems, segregated networks for different components of our production systems and centralized production systems management. We believe that the failure of any individual component will not affect the overall availability of our platform, having maintained an uptime of 99.9% from 2018 to 2021.
•Data.   One of the key benefits of our platform is the management, analysis, and structuring of valuable user engagement and advertising data.
◦Our data scale:   We gather billions of data events per minute delivering over 10 billion recommendations per day. On average, we collect in excess of 80 terabytes of data per day consisting of contextual signals, advertiser data, and user engagement data (typically clicks on recommendations). We leverage our data to improve our algorithms and prediction capabilities.
◦Our automated content index:   To operate our platform, we have created our automated content index, comprising over 2 billion content elements. Our technology automatically classifies and analyzes content at a rate of over 1,500,000 pages a day in 20 different languages. We index content through RSS feeds and JavaScript triggers to continuously identify new content and changes to existing content. Our automated index deconstructs content into base elements including titles, images and topics in order to recombine the elements into targeting data and formatted recommendations and ads.
•Artificial Intelligence and Machine Learning.   Our proprietary artificial intelligence and machine learning capabilities enable us to harness the vast volume of data we collect in order to effectively match users to relevant content and ads based on our content index. Our algorithms make over 1,000 click predictions, on average, before selecting which recommendations to present on each page view.
Our Data Flywheel

Sales and Marketing
We focus our sales and marketing efforts on supporting, advising, and training our partners and advertisers, helping them optimize their use of our platform. We employ in-market sales teams across our markets, helping us attract premium digital media owners and advertisers to our platform. In addition, we have developed and currently utilize online acquisition channels to attract new advertisers, who we are able to onboard and serve in an automated manner, using self-serve tools and technologies.
Our sales teams educate prospective media owners, partners, and advertisers on the use, technical capabilities, and benefits of our platform. Our dedicated teams work with potential customers through the entire sale cycle, from initial contact to contract execution and implementation. Throughout the process, our teams provide guidance as to how our platform can optimize the value of a media partner’s audience or how an advertiser can reach relevant users. Additionally, following contract execution and implementation, our account management teams guide media partners on how additional platform deployment and optimizations can deliver incremental monetization. We engage advertisers and their agencies in order to educate them on how to increase reach and ROAS using our solutions.
Our marketing team is focused on delivering strategies that drive efficient new partner and advertiser acquisition, enhancing our position as key industry thought leaders, supporting our sales teams, and increasing awareness of our brand.
Human Capital Resources
Much of our success can be directly attributed to our global team of technology, business, and data science experts who work out of our 17 locations worldwide. Outbrain comprises a diverse, intelligent and driven group of individuals who are passionate and excited to be leading the way in which users discover things online.
Our culture and team are the most important asset in building and expanding our business. Our team identifies new problems to solve, builds solutions, optimizes and extends our infrastructure, and acquires and serves customers. We believe that strong and diverse teams deepen customer relationships, promote innovation, and increase productivity. Our Culture Manifesto, available publicly on the Outbrain website, is one of many important expressions of the values and principles that reflect how we behave, collectively and individually.
Our people strategy revolves around creating employee experiences. We strive to foster deep employee engagement built upon personal development and achievement that is supported by continuous feedback, learning, and team building. As we continue growing our team, and become more diverse culturally and geographically, we want to make sure we retain a shared mission among the people that become part of our company. In particular, there are certain characteristics that we seek out in our employees:
•Intelligent and productive.   There are many great attributes companies can seek in the candidates they hire—academic degrees, deep industry expertise, hands-on work experience, etc. While these attributes are an important part of our screening process, we seek, above all else, a combination of smarts and a “get stuff done” attitude.
•Collaborative.   We love hiring and nurturing professionals who are great at their craft. At the same time, we are cognizant that we are ultimately playing a team sport and we therefore look for people who strive to be amazing team players. A self-described “Superstar” or “Ninja” focused on personal status is not likely to fit our team, even if they might be very good at their profession.
•Passionate.   People who have a passion for something typically have that spark in their eyes when they engage in the work they love. They bring their best self to work, possess the desire to improve and learn, and focus on opportunities rather than obstacles. Through their passion, they set the tone for the rest of the team and become excellent examples for everyone to follow.
We also strive to make Outbrain diverse at all levels of the company, and in all types of jobs. Our priority is to always hire and promote people based on qualifications and merit, and we believe that this approach does not conflict with the objectives of inclusion and empowerment. Our team consists of people from many different nationalities and cultures with different perspectives, opinions and ideas which we believe is undeniably powerful and ultimately drives shareholder value. We support employee-led employee resource groups ("ERGs"), which foster a diverse and inclusive workplace. We currently have four ERGs: OB Good, OB Green, OB WE and OB4Equality, focusing on social responsibility, environmental sustainability, women's empowerment, and diversity equity and inclusion, respectively, all of which are open to people of all backgrounds.

As of December 31, 2021, we had 1,016 employees and contractors, 53% of whom were male and 47% of whom were female. 43.3% of our workforce is located in Israel, 15.5% is located in the United States, and the remaining 41.2% is located in our other global offices. In March 2020, we transitioned to remote work, with selective offices returning on a hybrid basis where conditions related to Covid-19 permitted. Based on feedback from the organization, we plan to continue working based on a hybrid model, with employees working from both our office locations and their homes.
Intellectual Property
The protection of our technology and intellectual property is an important component of our success. We protect our intellectual property rights by relying on federal and state statutory and common law rights, foreign laws where applicable, and contractual restrictions. We seek to control access to our proprietary technology by entering into non-disclosure agreements with third parties and disclosure and invention assignment agreements with our employees and contractors.
We consider our trademarks, patents, copyrights, trade secrets, and other intellectual property rights to be, in the aggregate, material to our business. In addition to our intellectual property rights, we also consider the skills and ingenuity of our employees and the functionality and frequent enhancements to our solutions to be contributors to our success. We believe our platform would be difficult, time consuming, and costly to replicate. We protect our competitive technology position through innovation and by continually developing new intellectual property.
Outbrain has built an extensive intellectual property portfolio to date. This portfolio includes 18 granted U.S. utility patents, 35 granted U.S. design patents and 14 European registered community designs.
Regulatory Environment
We are subject to privacy laws and regulations governing the collection, use, and sharing of consumer data. Interest-based advertising, or the use of data to draw inferences about a consumer’s interests and deliver relevant advertising to that consumer, has come under increasing scrutiny by legislative bodies, regulatory bodies, self-regulatory bodies, privacy advocates, and academics in the United States and abroad. In particular, much of this scrutiny has focused on the use of cookies and other tracking technologies that collect or aggregate information regarding consumers’ online browsing and mobile app activity. Our Company, our media partners and advertisers rely upon large volumes of such data collected primarily through cookies and other tracking technologies. It is essential that we monitor legal requirements and other developments in this area, both domestically and globally, maintain a robust privacy and security compliance program, anticipate the evolution of regulations applicable to us and engage in responsible privacy practices, including providing consumers with notice of the types of data we collect, how we collect it, with whom we share it, how we use that data to provide our solutions and how consumers can exercise their rights and personalization choices. We typically collect IP addresses and device identifiers that are considered to be personal data or personal information under the privacy laws of some jurisdictions or otherwise may be the subject of current or future data privacy legislation or regulation. The definition of personally identifiable information, personal information, or personal data varies by jurisdiction and continues to evolve in ways that may require us to adapt our practices to comply with laws and regulations related to the collection, storage, use, and sharing of consumer data. As a result, our technology platform and business practices must be assessed regularly against a continuously evolving legal, regulatory, and technology landscape.
A growing set of privacy regulations have introduced complexity regarding the collection, use, and transmission of consumer data to the digital advertising ecosystem. We have implemented a number of technology innovations, process enhancements, and industry solutions in response to increased obligations, including adopting the advertising industry’s technical and policy solutions that form compliance standards.
Additionally, compliance with our privacy policy, privacy notices and our general consumer data privacy and security practices are subject to review by the Federal Trade Commission, which may bring enforcement actions to challenge allegedly unfair and deceptive trade practices, including the violation of privacy policies and misrepresentations or material omissions therein.
Certain State Attorneys General in the United States may also bring enforcement actions based on applicable state laws or federal laws that permit state-level enforcement. California enacted legislation, the California Consumer Privacy Act, along with related regulations (together, the “CCPA”), which became effective in 2020. The CCPA creates individual privacy rights for California residents and increases the privacy and security obligations of businesses handling personal data. The CCPA is enforceable by the California Attorney General and there is also a private right of action relating to certain data security incidents. The CCPA generally requires covered businesses to, among other things, provide disclosures to California consumers and afford California consumers the ability to opt-out of the sharing of personal data between parties, a concept that is defined broadly, and behavioral advertising triggers such requirements under the CCPA. The CCPA or subsequent guidance on our business or operations may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Decreased availability and increased costs of information could adversely affect our ability to meet our advertisers’ requirements and could have an adverse effect on our business, results of operations, and financial condition. Additionally, starting in January 2023, the California Privacy Rights Act (“CPRA”), which was voted into law in November 2020 and amends the CCPA, imposes additional data protection obligations on certain businesses doing business in California, including abiding by additional consumer rights and limiting the use and processing of personal data including sensitive data. In addition, the CPRA explicitly requires businesses to provide consumers with the right to opt-out of sharing of personal data with third parties for behavioral advertising. Accordingly, the CPRA could have an adverse effect on our business, results of operations, and financial condition.
The CCPA has led to “copycat” laws in other states across the country, such as in Virginia and Colorado, and likely in Connecticut, Florida, New York, Oklahoma, and Washington. This legislation may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Such new privacy laws add additional complexity, requirements, restrictions, and potential legal risk, require additional investment in resources such as compliance programs, and could impact trading strategies and availability of previously useful data.
Outside of the United States, our privacy and data practices are subject to regulation by data protection authorities and other regulators in the countries in which we do business. The use and transfer of personal data in member states of the European Union is currently governed under the GDPR, which grants additional data protection rights to consumers, such as deletion and portability, and generally prohibits the transfer of personal data of EU subjects outside of the EU, unless the party exporting the data from the EU implements a compliance mechanism designed to ensure that the receiving party will adequately protect such data. The GDPR establishes significant potential liabilities for certain data protection violations, which may result in fines up to the greater of €20 million or 4% of an enterprise’s global annual revenue. Despite GDPR purportedly harmonizing data protection laws across the European Union, continuously evolving interpretation and enforcement by member states requires regular review of the legal and regulatory landscape. The United Kingdom, previously part of the European Union and subject to the GDPR, may also amend its data protection regime, which could add more complexity to the regulatory landscape and our operations in Europe.
We previously relied upon the EU-U.S. Privacy Shield framework (the “Privacy Shield framework”) to transfer personal data of EU subjects to the United States. The Privacy Shield framework was declared invalid by the CJEU on July 16, 2020. In the same judgment, the CJEU upheld the adequacy of the standard contractual clauses, a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and a potential alternative to the Privacy Shield framework, both of which were used by Outbrain, but it made clear that reliance on the standard contractual clauses alone may not necessarily be sufficient in all circumstances and cast doubt on their future use. The use of standard contractual clauses for the transfer of personal data specifically to the United States remains under review by a number of European data protection supervisory authorities.
Furthermore, the EU is currently in discussions to replace the ePrivacy Directive (commonly called the “Cookie Directive”) with the ePrivacy Regulation that governs the use of technologies that collect, access, and store consumer information and may create additional compliance burdens for us in Europe.
Further, other jurisdictions have proposed or enacted legislation that closely track the concepts, obligations, and consumer rights described in the GDPR, including Brazil’s General Data Protection Law, the Japanese APPI and Singapore’s Personal Data Protection Act 2020. The laws that have passed are being enforced by local authorities. The enactment of new proposed laws is gaining momentum and adds additional complexity to our and our partners’ compliance programs.
Beyond laws and regulations, we are also members of self-regulatory bodies that impose additional requirements related to the collection, use, and disclosure of consumer data. We are members in good standing of the Network Advertising Initiative (“NAI”), an association dedicated to responsible data collection and its use for digital advertising. We adhere to the NAI Code of Conduct for Web and Mobile, along with the IAB Self-Regulatory Principles for Online Behavioral Advertising, and the IAB Europe OBA Framework. We are also Trustworthy Accountability Group (“TAG”) Brand Safety Certified. We are participants of, and adhere to, the Self-Regulatory Principles set forth by the Digital Advertising Alliance and the European Interactive Digital Advertising Alliance.

Under the requirements of these self-regulatory bodies, in addition to other compliance obligations, we provide consumers with notice via our privacy policies about our use of cookies and other tracking technologies to collect consumer data, our use of consumer data to deliver interest-based ads, and consumers’ opt-out choices. We also allow consumers to opt-out from the use of data we collect for purposes of interest-based advertising through mechanisms described in our privacy policies available on our website. Some of these self-regulatory bodies have the ability to review or sanction members or participants, which could result in penalties and cause reputational harm. Additionally, some of these bodies might refer violations of their requirements to the Federal Trade Commission or other regulators.
For additional information regarding the current regulatory environment and how it may impact us, see Item 1A. “Risk Factors” under “Risks Relating to Legal or Regulatory Matters” included in this Report.
Security
Being a trusted partner is a key value for us and, as such, cyber security is an ongoing commitment. Our dedicated cyber security team has implemented industry best practices and standards including, but not limited to, ISO 27001, ISO 27017, ISO 27032, Cloud Security Alliance Star level 1, and PCI-DSS SAQ A-EP, SOC 2 data centers.
Our products are designed with security and privacy at the forefront. We maintain tight controls over the personal data we collect, retaining it in firewalled and secured databases with strictly limited and controlled access rights, to ensure it is secure while utilizing advanced monitoring over our environment. All traffic to and between our data centers is encrypted, along with all sensitive configurations, while our users and customers have their passwords hashed.
Secure advertising is a building block of user trust. In order to provide secure ads, we integrated an advanced industry leading third-party technology to scan live ads looking for potential security violations either in the ads themselves or on the pages to which they directly link. Combined with internally developed capabilities and our content review process we are tackling both malicious ads and the bad actors behind them.
We constantly strive to understand what we have yet to discover by running an exhaustive security testing framework, including scanning all internal and external assets for vulnerabilities, utilizing multiple third-party security testing teams every year, and running a bug bounty program with more than 300 security researchers.
Providing a clean, non-fraudulent premium network for publishers, advertisers and consumers is a top priority at Outbrain. Our dedicated anti-fraud team monitors our platform to identify and investigate unusual web traffic patterns. We detect, block and prevent fraudulent web traffic by using both internal and external third-party TAG Anti-Fraud certified solutions. We have been a TAG-verified member since 2018. We are also adopting the Media Rating Council Invalid Traffic Detection and Filtration Standards in our internal fraud detection technological ecosystem.

Item 1A. Risk Factors
An investment in our shares of common stock involves a high degree of risk. You should consider carefully the risks described below and all other information contained in this Report, including in the “Note About Forward-Looking Statements,” the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included elsewhere in this Report. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our shares of common stock would likely decline and you might lose all or part of your investment.
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
Risks Related to Outbrain and Outbrain’s Industry
Our revenue and results of operations are highly dependent on overall advertising demand in the markets in which we operate. Factors that affect the amount of advertising spending, such as economic downturns and unexpected events can make it difficult to predict our revenue and could adversely affect our business, results of operations, and financial condition.
Our business depends on the overall demand for advertising in the markets in which we operate and on the business trends of our current and prospective media partners and advertisers. Macroeconomic factors in the U.S. and foreign markets could cause advertisers to reduce their advertising budgets, including adverse economic conditions and general uncertainty about economic recovery or growth, particularly in North America, EMEA (Europe, Middle East and Africa), and Asia, where we conduct most of our business, as well as instability in political or market conditions generally. Given global supply chain issues, and inflationary pressures, certain advertisers may not have readily accessible inventory to merit marketing expenditures. Our business may also be negatively impacted by the Ukraine-Russia conflict, as geopolitical concerns may result in conservative approaches by advertisers and media owners when allocating budgets and ad inventory, respectively. Additionally, certain of our service providers have been and may be further affected by the conflict which may in turn impact us. Reductions in overall advertising spending as a result of these factors or due to the occurrence of unanticipated events could make it difficult to predict our future performance. The occurrence of unforeseen events, like the COVID-19 pandemic, that affect advertising demand may have a disproportionate impact on our revenues and profitability in certain periods and could adversely affect our business, results of operations, and financial condition.

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
Our growth plans depend upon our ability to innovate, attract advertisers and digital media owners to our solutions to buy and sell new inventory, and expand the use of our solutions by advertisers and media partners utilizing other digital media platforms and video. Our business model may not translate well into emerging forms of advertising due to market resistance or other factors, such as evolving regulatory restrictions, and we may not be able to innovate successfully enough to compete effectively.
The advertising technology market is dynamic, and our success depends upon our ability to develop innovative new technologies and solutions for the evolving needs of sellers of digital advertising, including websites, applications and other media partners, and buyers of digital advertising. We also need to grow significantly to develop the market reach and scale necessary to compete effectively with large competitors. This growth depends to a significant degree upon the quality of our strategic vision and planning. The advertising market is evolving rapidly, and if we make strategic errors, there is a significant risk that we will lose our competitive position and be unable to achieve our objectives. The growth we are pursuing may itself strain the organization, harming our ability to continue that growth, and to maintain the quality of our operations. If we are not able to innovate and grow successfully, our business, results of operations, financial condition and the value of our company may be adversely affected.
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
A significant portion of our recommendations are placed on web pages and mobile applications of a small number of our media partners. Certain partners may reduce or terminate their business with us at any time for any reason, including as a result of changes in their financial condition or other business circumstances, such as a change in strategy or model by which they monetize their properties. In 2021, our largest media partner accounted for approximately 11% of our revenues, whereas in 2020 and 2019, each of our two largest media partners accounted for approximately 10% of our revenues. If a large media partner reduces or terminates its relationship with us, or if several small or medium-sized media partners terminate their relationships with us, we may not have access to sufficient media partners to satisfy demand from advertisers resulting in lower revenues. In addition, losing key media partners may lead advertisers to seek alternate advertising solutions, which could slow our growth. A media partner may terminate its relationship with us and enter into a relationship with a competitor, and to the extent that becomes a long-term relationship, reestablishing our relationship with that media partner may prove difficult. As discussed below, establishing relationships with media partners may involve long sales cycles. As a result, the loss of a significant media partner relationship or of several small or medium-sized media partner relationships could have a material adverse impact on our business, results of operations and financial condition.
Our sales and marketing efforts may require significant investments and, in certain cases, involve long sales cycles, and may not yield the results we seek. Even if our sales and marketing efforts are successful, there can be no assurance that our media partners will be able to generate sufficient traffic.

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

Even if our sales and marketing efforts are successful, there can be no assurance that the properties of our media partners will be able to generate sufficient user interest, traffic or engagement. The ability of our media partners to maintain or grow their digital properties is often outside of our control and may result in stagnant or declining ad inventory availability, which could negatively impact our results of operations and prospects.
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
There has also been rapid evolution and consolidation in digital advertising, and we expect these trends to continue, thereby increasing the capabilities and competitive positioning of larger companies, particularly those that are already dominant. There is a finite number of large digital media owners and advertisers in our target markets, and any consolidation of media partners or advertisers may give the resulting enterprises greater bargaining power or result in the loss of media partners and advertisers that use our platform, reducing our potential base of media partners and advertisers, each of which would potentially erode our revenue.
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
Our platform depends on users being able to consume content freely on media partners’ properties. Some media partners, typically those that participate in both print and digital publishing, charge their users a subscription fee for online access by implementing a paywall. Our business may be negatively impacted by media partners shifting from open access to paywalls or generating less user interest because it may decrease our access to users and advertising inventory. If media partners shift their revenue models to a subscription-based service, they may decrease their reliance on other forms of revenue generation, including our recommendations and ads, which could negatively affect our business, results of operations, and financial condition.

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
•the addition or loss of media partners on our platform, and/or loss of ad inventory from a media partner;
•costs associated with adding or attempting to retain them;
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

Our business depends on our ability to collect, use and disclose data to deliver advertisements. Any limitation imposed on our collection, use or disclosure of this data could significantly diminish the value of our solution.
We use “cookies,” or small text files placed on consumer devices when an Internet browser is used, as well as mobile device identifiers, to gather data that enables our platform to be more effective. We collect this data through various means, including code that media partners and advertisers implement on their pages, software development kits installed in mobile applications, our own cookies, and other tracking technologies. Our advertisers, directly or through third-party data providers, may choose to further target their campaigns within our platform.
The data we collect improves our algorithms and helps us deliver relevant recommendations with greater user engagement. Our ability to collect and use data is critical to the value of our platform. Without cookies, mobile device IDs, and other tracking technology data, our recommendations would be informed by less information about user interests and advertisers may have less visibility into their return on ad spend. If our ability to use cookies, mobile device IDs or other tracking technologies is limited, we may be required to develop or obtain additional applications and technologies to compensate for the lack of cookies, mobile device IDs and other tracking technology data, which could be time consuming or costly to develop, less effective, and subject to additional regulation. As described in more detail below in this Item 1A under “User growth and engagement depends upon effective interoperation with devices, platforms and standards set by third parties that we do not control,” prominent technology companies also have discontinued, or announced intentions to discontinue, the use of certain cookies, and to develop alternative methods and mechanisms for tracking users.
Additionally, we are subject to laws and regulations related to data privacy, data protection, information security, and consumer protection across different markets where we conduct our business, which could potentially impact our ability to collect, use, and disclose data as described in this Item 1A under “We are subject to laws and regulations related to data privacy, data protection, and information security, and consumer protection across different markets where we conduct our business, including in the United States and Europe. Such laws, regulations, and industry requirements are constantly evolving and changing and could potentially impact data collection and data usage for advertising and recommendations. Our actual or perceived failure to comply with such obligations could have an adverse effect on our business, results of operations, and financial condition.”
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

Prominent technology companies also have discontinued, or announced intentions to discontinue, the use of certain cookies, and to develop alternative methods and mechanisms for tracking users. The most commonly used Internet browsers allow users to modify their browser settings to block first-party cookies (placed directly by the media partner or website owner that the user intends to interact with) or third-party cookies, and some browsers block third-party cookies by default. For example, Apple already prohibits the use of third-party cookies and moved to “opt-in” privacy models with iOS requiring users to voluntarily choose (opt-in) to permit app developers to track them across applications and websites and therefore receive targeted ads. In January 2020, Google announced its intention to limit the use of third-party cookies in its Chrome web browser by the end of 2023. In February 2022, Google announced that its next version of the Android operating system will include privacy restrictions, similar to Apple’s, that will prevent tracking across applications. As a consequence, fewer of our cookies or media partners’ cookies may be set in browsers or be accessible in mobile devices, which adversely affects our business.
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
In March 2020, the World Health Organization characterized the rapid spread of the COVID-19 disease as a pandemic. Since then, the COVID-19 disease (including its variant strains) has disrupted the global economy and put unprecedented strains on governments, health care systems, educational institutions, businesses, and individuals around the world, resulting in regional quarantines, labor shortages or stoppages, changes in consumer purchasing patterns, disruptions to the ability of service providers to deliver data on a timely basis, or at all, and overall economic instability. The impact on the global population and the duration of the COVID-19 pandemic is difficult to assess or predict. It is also difficult to predict the impact on the global economic market, which depends upon the actions of governments, businesses, and other enterprises in response to the pandemic and the effectiveness of those actions. The pandemic has already caused, and could result in further, significant disruption of global financial markets and economic uncertainty. Although the advertising market and our business have generally recovered from the economic effects of the COVID-19 pandemic, it did initially impact our sales and operations adversely. Despite recovery, variables such as global supply chain disruptions, labor shortages and stoppages, and cost inflation impacted certain categories of advertisers, such as the automotive advertisers, and could adversely impact us in the future, including if our advertisers were to reduce or cut their advertising spend as a result of any of these factors. We continue to monitor our operations, and the operations of those in our ecosystem (including media partners, advertisers and agencies), as well as government recommendations.
In response to the COVID-19 pandemic, we required most employees to work remotely, suspended all non-essential travel worldwide for our employees, canceled or postponed company-sponsored events, and discouraged employee attendance at industry events and in-person work-related meetings. While we have rolled back or modified certain of these restrictions, we will continue to monitor the situation and adjust our current policies accordingly. The continuation of these restrictions or the implementation of any additional restrictions due to any resurgences or otherwise could negatively impact our marketing efforts, lengthen sales cycles, slow down our recruiting efforts, and/or create operational or other challenges, any of which could adversely affect our business, results of operations, and financial condition.
By contrast, as the economy recovers, pandemic concerns ease and employees return to the office, certain media partners have experienced a decline in traffic from the height of traffic during the work-from-home peak digital usage periods, and may experience further declines. As a result, by comparison to our 2020 results of operations, our results of operations in future periods may be unpredictable.
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
Our growth strategy also depends on our ability to expand and retain our organization with highly skilled personnel. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees. Competition for highly skilled personnel in our industry has intensified over the last year and is expected to continue to be challenging in the future across all our locations, particularly in New York City, where our headquarters is located, and in Israel and Slovenia, where we conduct the majority of our research and development activities. We may need to invest significant amounts of cash and equity,and therefore may be impacted by our share performance, to attract and retain employees and we may not realize returns on these investments. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.
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
We are exposed to the effects of fluctuations in currency exchange rates. A significant percentage of our international revenue is from advertisers who pay us in currencies other than the U.S. dollar. We also incur operating expenses in local currencies, including with respect to employee compensation, at our offices outside of the United States and, most significantly, in Israel as well as the United Kingdom. Fluctuations in the exchange rates between the U.S. dollar and those other currencies could result in the U.S. dollar equivalent of such foreign-denominated revenue being lower than would be the case if exchange rates were stable and the U.S. dollar equivalent of such expenses being higher.This could have a negative impact on our reported operating results. We evaluate periodically the various currencies to which we are exposed and take hedging measures to reduce the potential adverse impact from the appreciation or the depreciation of our non-U.S.-dollar-denominated operations, as appropriate. Any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not fully eliminate our exposure to foreign exchange fluctuations.
Our credit facility subjects us to operating restrictions and financial covenants that impose risk of default and may restrict our business and financing activities.
On November 2, 2021, we entered into the Second Amended and Restated Loan and Security Agreement with SVB that provides a senior secured revolving credit facility in the aggregate principal amount of up to $75 million. Borrowings under this agreement are secured by substantially all of our assets of our parent entity and certain domestic subsidiary co-borrowers, including all accounts receivable and proceeds from sales of our intellectual property, and are subject to a negative pledge on our intellectual property in favor of SVB. The credit facility contains representations and warranties, including, without limitation, with respect to collateral; accounts receivable; financials; litigation, indictment and compliance with laws; disclosure and no material adverse effect, each of which is a condition to funding. This credit facility includes events of default and is also subject to certain financial and other covenants, including, without limitation, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, restricted payments and prepayment of the 2.95% Convertible Senior Notes due 2026 and of junior indebtedness. The credit facility contains a financial covenant that requires, in the event that credit extensions under the facility equal or exceed 85% of the available commitments under the Facility or upon the occurrence of an event of default, the Company and its subsidiaries to maintain a minimum consolidated monthly fixed charge coverage ratio of 1.00.
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
California enacted legislation, the California Consumer Privacy Act, along with related regulations (together, the “CCPA”), which became effective in 2020. The CCPA creates individual privacy rights for California residents and increases the privacy and security obligations of businesses handling personal data. The CCPA is enforceable by the California Attorney General and there is also a private right of action relating to certain data security incidents. The CCPA generally requires covered businesses to, among other things, provide disclosures to California consumers and afford California consumers abilities to opt-out of the sharing of personal data between parties, a concept that is defined broadly, and behavioral advertising triggers such requirements under the CCPA. The CCPA or subsequent guidance may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Decreased availability and increased costs of information could adversely affect our ability to meet our advertisers’ requirements and could have an adverse effect on our business, results of operations, and financial condition.

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
The CCPA has led to “copycat” laws in other states across the country, such as in Virginia and Colorado, and likely in Connecticut, Florida, New York, Oklahoma, and Washington. This legislation may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Such new privacy laws add additional complexity, requirements, restrictions, and potential legal risk, require additional investment in resources to compliance programs, and could impact trading strategies and availability of previously useful data.
In Europe, the General Data Protection Regulation (EU) 2016/679 (“GDPR”) took effect on May 25, 2018 and applies to products and services that we provide in Europe, as well as the processing of personal data of European Economic Area (“EEA”) citizens, wherever that processing occurs. The GDPR includes operational requirements for companies that receive or process personal data of residents of the EEA that are different from those that were in place in the EEA prior to the GDPR. Failure to comply with GDPR, or its implementation in the United Kingdom through the Data Protection Act 2018 (“UK GDPR”), may result in significant penalties for non-compliance ranging from €10 million to €20 million or 2% to 4% of an enterprise’s global annual revenue, whichever is greater in the case of the GDPR or the greater of £17.5 million or 4% of the total worldwide turnover in the preceding financial year in the case of the United Kingdom. In addition to the foregoing, a breach of the GDPR or the UK GDPR could result in regulatory investigations, reputational damage, orders to cease/change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
There is an increasing focus on compliance requirements with respect to the digital advertising ecosystem, including criticism that the Internet Advertising Bureau (“IAB”) Transparency & Consent Framework (“TCF”) is inherently incompatible with GDPR given the high velocity personal data trading. The Belgian Autorité de Protection des Données fined the IAB €250,000 in February 2022 because of alleged breaches of GDPR.  The IAB has indicated that it will appeal the decision. In the interim, our publishers may need to implement changes to the TCF in order for Outbrain to continue personalizing recommendations. Further, in light of this decision, the industry may lose confidence in the TCF and further challenges to the TCF may undermine the viability of the TCF such that there is no industry standard for requesting and obtaining consent, all of which could negatively affect our business, results of operations, and final condition. In addition, the UK Information Commissioner’s Office and the French Commission Nationale de l”Informatique et de Libertés (“CNIL”) are investigating the ad tech industry and the use of cookies.
Further, in the European Union, current national laws that implement the ePrivacy Directive (2002/58/EC) will be replaced by an EU Regulation, known as the ePrivacy Regulation, which will significantly increase fines for non-compliance and impose burdensome requirements around placing cookies. While the text of the ePrivacy Regulation is still under development, a European court decision and regulators’ recent guidance in the Court of Justice of the European Union (“CJEU”) Fashion ID case are driving increased attention to cookies and tracking technologies. On April 7, 2021, the Austrian online privacy campaign group NYOB announced that it filed a complaint with the CNIL, against the use of the Google Android Advertising Identifier on the ground that users do not have the opportunity to meaningfully give consent to digital advertising and that this amounts to a violation of ePrivacy laws. As regulators start to enforce a strict approach (which has already begun to occur in Germany, where data protection authorities have initiated a probe into third-party cookies), this has led to systems changes, limits the effectiveness of our marketing activities, and diverts the attention of our technology personnel, and in the future may adversely affect our margins, increase costs, and subject us to additional liabilities.
Though GDPR intended to harmonize the privacy and data protection laws across the EEA, member state interpretations of the law continue to vary making an already detailed regulatory framework increasingly complex to comply with. For example, some countries in the EU, such as France and Germany, have adopted a strict approach to the dropping of any cookies without consent, even if cookies are used strictly for technical delivery and not for personalization. Countries in the EU or the UK may adopt similar interpretations regarding strictly technical cookies. Though we developed technical solutions to comply with such cookie limitations, evolving interpretations of required limitations may result in unintended consequences with respect to our operations, such as fraud identification or user experience.

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
Pursuant to GDPR, the UK GDPR and related ePrivacy laws, media partners and any downstream partners are required to obtain unambiguous consent from EEA data subjects to process their personal data, which the industry has addressed through the release and widespread adoption of the IAB TCF in April 2018 and subsequent 2.0 update in August 2020. Because we do not have direct relationships with users, we rely on media partners, advertisers, and data providers, as applicable, to implement notice or choice mechanisms required under applicable laws, and transmit notification of the consent (or no consent) of the user to us. Where applicable, we may only use user data to deliver interest-based advertisements where we have consent. If media partners, advertisers, or data providers do not follow the process (and in any event as the legal requirements in this area continue to evolve and develop), we could be subject to fines and liability. We may not have adequate insurance or contractual indemnity arrangements to protect us against any such claims and losses.
Rulings from the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield as a lawful means for transferring personal data from the EEA or the UK to the United States; this introduces increased uncertainty and may require us to change our EEA/UK data practices and/or rely on an alternative legally sufficient compliance measure.
The GDPR and the UK GDPR, generally prohibit the transfer of personal data of EEA/UK subjects outside of the EEA/UK, unless a lawful data transfer solution has been implemented or a data transfer derogation applies. On July 16, 2020, in a case known as Schrems II, the CJEU ruled on the validity of two of the primary data transfer solutions. The first method, EU-U.S. Privacy Shield operated by the U.S. Department of Commerce (the “Privacy Shield”), was declared invalid as a legal mechanism to transfer data from EEA/UK to the United States. As a result, despite the fact that we had certified our compliance to the Privacy Shield, we can no longer rely on this mechanism as a lawful means to transfer EEA/UK data to us in the United States. While the United States and the European Union are in discussions regarding a replacement to the Privacy Shield, we cannot predict if it will happen or if it does, what impact it will have on our business and industry.
The second mechanism, the UK and EEA Standard Contractual Clauses (“SCCs”), were upheld as valid legal mechanisms for transnational data transfer. However, the ruling requires that European organizations seeking to rely on the EU SCCs to export data out of the EEA ensure the data is protected to a standard that is “essentially equivalent” to that in the EEA including, where necessary, by taking “supplementary measures” to protect the data. Since the July 28, 2021 UK Adequacy Decision, we rely on such decision for the transfer of data from the EEA to the UK, and the UK SCCs transfers from the UK to the US, with supplementary measures as per the June 2021 European Data Protection Guidelines. Despite such decision, more recent rulings from the Austrian Datenschutzbehörde and the French Commission de l’Informatique et des Libertés (CNIL) stated that publishers using Google Analytics are breaching GDPR because the data is sent to the U.S. and Google does not have sufficient protective measures in place for such transfer. It remains unclear whether supplemental measures for the transfer of data outside of the UK and EEA will be deemed sufficient by media partners, regulatory bodies and courts and, if found to be inadequate, may adversely affect our business, results of operations and financial condition.

In the event that use of the SCCs or relying on the UK adequacy decision is subsequently invalidated as a solution for data transfers to the United States, or there are additional changes to the data protection regime in the EEA/UK resulting in any inability to transfer personal data from the EEA/UK to the United States in compliance with data protection laws, European media partners and advertisers may be more inclined to work with businesses that do not rely on such compliance mechanisms to ensure legal and regulatory compliance, such as EEA/UK-based companies or other competitors that do not need to transfer personal data to the United States in order to avoid the above-identified risks and legal issues. Such changes could cause us to incur penalties under GDPR or UK GDPR, could increase the cost and complexity of operating our business, or adversely impact adverse our business, results of operations, and financial condition.
If the security of the confidential information or personal data of our media partners and the users of our media partner properties stored in our systems is breached or otherwise subjected to unauthorized access, our reputation may be harmed and we may be exposed to liability.
We believe that we take reasonable steps to protect the security, integrity and confidentiality of the information we collect and store, but there is no guarantee that inadvertent (e.g., software bugs or other technical malfunctions, employee error or malfeasance, or other factors) or unauthorized disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. To reduce our vulnerability, we have a dedicated information security team responsible for improving and coordinating security across the company. We (i) conduct routine employee training sessions and onboarding security training, including phishing simulation, to increase awareness of phishing and other cyber threats; (ii) require multi-factor authentication access methods for all employees into our network; (iii) operate general monitoring and service protections that are subject to continuous enhancements to detect and mitigate various threats, including performing ongoing manual and automatic vulnerability assessment tests; (iv) manage an ongoing cyber risk-management framework to assess internal technological changes, as well as external systems and services as part of supply chain risk; and (v) maintain ISO 27001 security certification. However, since techniques used to obtain unauthorized access frequently evolve, we may be unable to anticipate these techniques or to implement adequate preventative measures. If our security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our users’ data, our relationships with our users may be damaged, and we could incur significant liability and reputational harm. In addition, some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, and our agreements with certain partners require us to notify them in the event of a security incident. These mandatory disclosures regarding a security breach sometimes lead to negative publicity and may cause our users, media partners or advertisers to lose confidence in the effectiveness of our data security measures. In the European Union/United Kingdom a data breach involving personal data will generally require notification of the national Information Commissioner’s Office and, where the risk to individuals is high, notification of the affected individuals themselves. In the European Union/United Kingdom there is a possibility of significant fines being imposed in the event of a security breach. Any security breach, whether actual or perceived, may harm our reputation, and we could lose users or fail to acquire new users, media partners or advertisers, all of whom may, in addition, have claims against us as a result of a security breach. Users also may be able to bring a class action against us. In addition, security breaches of our media partners, advertisers, vendors or other third parties working with us could also have a negative impact on our reputation and operations.
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
In addition, we may be involved in regulatory issues and government investigations, including, but not limited to, actions relating to competition law. For example, on April 29, 2021, we were notified that the Antitrust Division of the U.S. Department of Justice is conducting a criminal investigation into the hiring activities in our industry that includes us. We continue to cooperate with the Antitrust Division. While there can be no assurance regarding the ultimate resolution of this matter, we do not believe that our conduct violated applicable law.
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
Risks Related to Taxation
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

We evaluate our ability to utilize deferred tax assets and our need for valuation allowances based on available evidence. This process involves significant management judgment regarding assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be utilized. In making this determination, we evaluate all positive and negative evidence as of the end of each reporting period. Future adjustments (either increases or decreases), to a deferred tax asset valuation allowance are determined based upon changes in the expected realization of the net deferred tax assets. The utilization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in carry-forward periods under the applicable tax law. Due to significant estimates used to establish a valuation allowance and the potential for changes in facts and circumstances, it is possible that we will be required to record adjustments to a valuation allowance in future reporting periods. Changes to a valuation allowance or the amount of deferred taxes could have a materially adverse effect on our business, financial condition and results of operations. Further, while we have no current intention to do so in the foreseeable future, should we change our assertion regarding the permanent reinvestment of the undistributed earnings of certain of our foreign subsidiaries, a deferred tax liability may need to be established.

The ability to fully utilize our NOL and tax credit carryforwards to offset future taxable income may be limited. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by 5% or greater stockholders that exceeds 50% over a rolling three-year period. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards or other pre-change tax attributes to offset United States federal and state taxable income may be subject to limitations. Any such limitations on the ability to use our NOL carryforwards and other tax assets could adversely impact our business, financial condition, and operating results.
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
•the trading of or conversion of our Convertible Notes;
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
In addition, if the market for technology stocks, the stock of digital advertising companies or the stock market, in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations, or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in the digital advertising industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If litigation is instituted against us, we could incur substantial costs and divert management’s attention and resources. In addition, repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. Furthermore, the program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be commenced, suspended or discontinued at any time and any suspension or discontinuation could cause the market price of our stock to decline.

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
We have broad discretion in the use of proceeds from our IPO and may invest or spend the proceeds in ways with which investors do not agree and in ways that may not yield a return.
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
The largest beneficial owners of our common stock, an entity affiliated with Lightspeed Venture Partners, Viola Ventures III, L.P., entities affiliated with Gemini Israel Ventures, entities affiliated with Index Ventures, Gruner + Jahr GmbH, and Yaron Galai together beneficially owned an aggregate 41.7% of our outstanding common stock as of December 31, 2021. As a result, these stockholders, if they act together, could exercise significant influence over our operations and business strategy since they have sufficient voting power to control the outcome of matters requiring stockholder approval. These matters may include:
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
We have never declared or paid cash dividends on our common stock and do not expect to pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on a number of factors, including our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Our current credit facility imposes certain limitations on our ability to pay dividends and any new credit facility may contain certain similar restrictions. Until such time that we pay a dividend, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in New York, NY, where we occupy office space consisting of approximately 22,300 square feet pursuant to a lease agreement executed in July 2021 and expiring in October 2027. As of March 2022, we are finalizing construction of our new office space in New York, NY.
Since 2007, we have maintained a presence in Netanya, Israel, which is overseen by one of our founders, where we occupy space consisting of approximately 44,000 square feet under a lease that expires in 2023. We use this facility primarily for technology and development, and, to a lesser extent, for general administration and sales and marketing. We maintain a regional office in London for general administration and sales and marketing. We also have sales and operations offices in a number of locations around the world, including Amsterdam, Brussels, Chicago, Cologne, Ljubljana, Madrid, Milan, Mumbai, Munich, Paris, Sydney, Timişoara, Tokyo, and Zurich.
We believe that our current facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any expansion of our operations.
Item 3. Legal Proceedings
Information with respect to this item may be found in Note 7 in the accompanying notes to the audited consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Report, under “Legal Proceedings and other Matters,” which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on The NASDAQ Stock Market LLC (“Nasdaq”) on July 23, 2021 under the symbol “OB.” Prior to July 23, 2021, there was no established public trading market for our common stock.
Holders of Record
As of February 28, 2022, there were approximately 238 holders of record of our common stock. The actual number of the Company’s stockholders is greater than this number of record holders, which does not include stockholders who are the beneficial owners of shares that are held of record by brokers and other nominees.
Dividend Policy
We have never declared or paid cash dividends on our common stock. We currently intend to invest our available funds and any future earnings in the operation of our business, as well as share repurchases, and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board may deem relevant.
Unregistered Sales of Equity Securities
(a) Recent Sales of Unregistered Equity Securities
None.
(b) Use of Proceeds
On July 27, 2021, we sold 8,000,000 shares of our common stock in connection with our IPO, at a public offering price of $20.00 per share for an aggregate offering price of $160.0 million. The proceeds from the sale were $145.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us. The offer and sale of all of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333- 257525), which was declared effective by the SEC on July 22, 2021.
As of March 1, 2022, a portion of the net proceeds from our IPO have been used for working capital and general corporate purposes, and in January 2022, $37.3 million was used to fund the first installment of the purchase price to acquire video intelligence AG.
There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.
Purchases of Equity Securities by the Issuer

On February 28, 2022, our Board of Directors approved a stock repurchase program under which we are authorized to purchase up to $30 million of our common stock, par value $0.001 per share, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase program may be commenced, suspended or terminated at any time at our discretion without prior notice.
In addition, we may from time to time withhold shares in connection with tax obligations related to vesting of restricted stock units in accordance with the terms of our equity incentive plans and the underlying award agreements. The below table sets forth the repurchases of our common stock for the three months ended December 31, 2021:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 2021	—	$—	—	—
November 2021	—	$—	—	—
December 2021	976,733	$13.82	—	—
TOTAL	976,733	$13.82	—	—
_________________
(1) Total number of shares purchased represents shares withheld to cover tax withholding obligations in connection with the vesting and settlement of restricted stock units under the Company’s 2007 Omnibus Securities and Incentive Plan.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on an initial investment of $100 in our common stock between July 23, 2021 (our initial trading day) and December 31, 2021, with the comparative cumulative total return of such amount on (i) the NASDAQ Composite Index (IXIC), (ii) the NASDAQ Internet Index, and (iii) the Russell 2000 Index (RUT) over the same period. We have not paid any cash dividends. Therefore, the total return calculation for us is solely based on the change in the price of our common stock, whereas the data for the comparative indices assumes reinvestment of dividends. The graph assumes the closing market price on July 23, 2021 of $20.00 per shares as the initial value of our common stock. The returns shown below are based on historical results and are not necessarily indicative of, nor intended to forecast, potential future stock price performance. The graph is not deemed “filed” with the SEC and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

$125
$100
$75
$50
$25
$0
7/23/21
7/31/21
8/31/21
9/30/21
10/31/21
11/30/21
12/31/21
Outbrain Inc.
Russell 2000
NASDAQ Composite
NASDAQ CTA Internet

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our audited annual consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K (this “Report”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations, and involve risks and uncertainties. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly under Item 1A, “Risk Factors” and “Note About Forward-Looking Statements.”
Overview
Outbrain Inc., together with our subsidiaries, (“Outbrain”, the “Company”, “we”, “our” or “us”) was incorporated in August 2006 in Delaware. The Company is headquartered in New York, New York and has wholly owned subsidiaries in Israel, Europe, Asia, Brazil and Australia.
Outbrain is a leading recommendation platform powering the open web. Our technology provides personalization, engagement and monetization solutions to thousands of digital media properties, including many of the world’s most prestigious publishers. Through powering discovery feeds on the open web, Outbrain helps over a billion unique users on a monthly basis discover content, offers, services and products they might be interested in. For tens of thousands of advertisers around the world, Outbrain helps attract new customers and grow their businesses, driving measurable results and return on investment.
Over the past decade, consumers have become increasingly accustomed to seeing highly curated digital content and ads that align with their unique interests. Similar to the way in which social media and search have simplified discovery by synthesizing billions of consumer data points to offer personalized feeds, we provide media partners with a platform that encompasses data at scale as well as prediction and recommendation capabilities, helping media partners deliver a discovery feed personalized to their users, based on context and each user’s interests and preferences.
Over the past decade, consumers have become increasingly accustomed to seeing highly curated digital content and ads that align with their unique interests. Similar to the way in which social media and search have simplified discovery by synthesizing billions of consumer data points to offer personalized feeds, we provide media partners with a platform that encompasses data at scale as well as prediction and recommendation capabilities, helping them deliver a discovery feed personalized to their users, based on context and each user’s unique interests and preferences. Our platform is built for user engagement and, as a mobile-first company, is designed to be highly effective on mobile devices. our technology is deployed on the mobile apps and websites of most of our media partners, generating 68% of our revenue in 2021.
Since inception, we have been guided by the same core principles pertaining to our three constituents: media partners, users, and advertisers.
Media Partners. We are committed to the long-term success of our media partners. Consistent with this philosophy, we focus on establishing a true win-win partnership. We strive to develop trusted, transparent, multi-year contracts with media partners, which are typically exclusive with us. Our media partners include both traditional publishers and companies in new and rapidly evolving categories such as mobile device manufacturers and web browsers.
Users. We believe that by focusing on improving the user experience we are able to cultivate user behavior patterns that compound engagement over time, delivering superior long-term monetization for ourselves and for our media partners.
Advertisers. We strive to grow our advertising business by increasing overall user engagement, rather than price per engagement. Our emphasis on user engagement helps us improve advertisers’ return on ad spend (“ROAS”) thus unlocking more advertising spend and attracting more advertisers. In turn this enables us to better match ads to users and further grow user engagement and overall monetization.
Through our direct, usually exclusive, integrations with media partners, we have become one of the largest online advertising platforms on the open web. In 2021, we provided personalized feeds and ads to over 1 billion monthly unique users, delivering on average over 10 billion recommendations to content, services and products per day, with over 24,000 advertisers directly using our platform.

The following is a summary of our performance for the periods presented:
•Our revenue grew to $1,015.6 million in 2021, from $767.1 million in 2020, and $687.3 million in 2019.
•Our gross profit was $240.3 million and our gross margin was 23.7% in 2021, compared to gross profit of $165.1 million and gross margin of 21.5% in 2020, and gross profit of $141.8 million and gross margin of 20.6% in 2019.
•Our Ex-TAC Gross Profit(1) increased to $272.1 million in 2021, from $194.3 million in 2020 and $170.3 million in 2019.
•Our net income increased to $11.0 million, or 4.6% of gross profit in 2021, compared to $4.4 million, or 2.6% of gross profit in 2020, and a net loss of $20.5 million, or (14.5)% of gross profit, in 2019. Net income for the 2021 included a one-time tax benefit of $31.8 million due to a release of the valuation allowance on certain U.S. deferred tax assets. Net income for 2021 also included charges of $42.0 million (pre-tax) to recognize the unamortized discount and deferred financing costs on our senior subordinated secured notes that were exchanged for convertible notes upon our IPO, as well as $16.5 million of one-time incremental cumulative stock-based compensation expense (pre-tax) for awards with an IPO performance condition.
•Our Adjusted EBITDA(1) increased to $88.9 million in 2021, from $41.1 million in 2020 and $19.3 million in 2019. Adjusted EBITDA(1) was 32.7%, 21.2% and 11.3% of Ex-TAC Gross Profit(1) in 2021, 2020 and 2019, respectively.
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
Reverse Stock Split
In connection with our IPO, our Board of Directors (the “Board”) and our stockholders approved a 1-for-1.70 reverse stock split of our common stock, which became effective on July 13, 2021. All share and per-share amounts for all periods presented in our audited consolidated financial statements and notes thereto have been adjusted retroactively to reflect the reverse stock split and adjustment of the conversion ratio of the convertible preferred stock.
Convertible Notes
On July 1, 2021, we completed the sale of $200.0 million aggregate principal amount of senior subordinated secured notes due July 1, 2026 (the “Notes”), in a private placement to institutional investors affiliated with and funds managed by The Baupost Group, L.L.C., pursuant to a Senior Subordinated Secured Note Purchase Agreement dated July 1, 2021 (the “Note Purchase Agreement”). On July 27, 2021, in connection with the closing of our IPO and pursuant to the terms of the Note Purchase Agreement, we exchanged $200.0 million aggregate principal amount of the Notes due July 1, 2026 for $236.0 million aggregate principal amount of 2.95% Convertible Senior Notes due 2026 (the “Convertible Notes”), pursuant to an indenture, dated July 27, 2021, between the Company and The Bank of New York Mellon, as trustee. The Convertible Notes will mature on July 27, 2026, unless earlier converted, redeemed or repurchased. See “Liquidity and Capital Resources” for additional information.

Acquisitions
On November 19, 2021, we entered into a definitive agreement, by and among Outbrain and the shareholders of video intelligence AG (“vi”), a Swiss-based contextual video technology company for digital media owners, for the acquisition of all of the outstanding shares of vi for a purchase price of approximately $55 million. The acquisition was completed on January 5, 2022. The purchase price was paid in the form of cash and Outbrain common stock, with the first installment of $37.3 million in cash and the equity portion paid at closing, and the substantial majority of the remaining cash balance payable in the third quarter of 2022. The equity portion of the purchase price is subject to a post-closing adjustment based on market price of our stock to be determined one year from closing, at which time any required adjustment is to be paid in cash. Aggregate consideration for the acquisition of vi will not exceed approximately $55 million in total. The purpose of the acquisition was to expand our video product offerings to include in-stream high-quality video content, delivering a better user experience and more value to its advertisers. This acquisition will be accounted for as a business combination and the results of the acquired entity will be included in our results of operations beginning as of the acquisition date in 2022.
On April 1, 2019, we completed the acquisition of all the outstanding shares of Ligatus, a German-based native advertising company, pursuant to a share purchase agreement with Gruner + Jahr GmbH. The acquisition date fair value of the consideration transferred was approximately $40.1 million, which consisted of 3,603,179 shares of our common stock. The acquisition was accounted for as a business combination and the results of operations of the acquired entity have been included in our results of operations as of the acquisition date.
As part of our growth strategy, we plan to continue to evaluate strategic acquisition or investment opportunities to add incremental growth with compounding benefits to our business, to further expand our offerings, add key technology and/or reach new markets.

COVID-19
In March 2020, the World Health Organization declared the spread of the COVID-19 disease as a global pandemic. The COVID-19 pandemic resulted in a global slowdown of economic activity causing a decrease in demand for a broad variety of goods and services, including those provided by certain advertisers using our platform. Many of our advertisers reduced their advertising spending, which had a negative impact on our revenue during the first half of 2020. As the world quickly shifted to online activities and advertisers gradually shifted their spending toward digital advertising, our revenue trends improved meaningfully and returned to growth beginning in the second half of 2020. Although the advertising market and our business have generally recovered from the economic effects of the COVID-19 pandemic, variables such as global supply chain disruptions, labor shortages and stoppages, and cost inflation impacted certain categories of advertisers, such as the automotive advertisers, and could adversely impact us in the future, including if our advertisers were to reduce or cut their advertising spending as a result of any of these factors. We continue to monitor our operations, and the operations of those in our ecosystem (including media partners, advertisers and agencies), as well as government recommendations.
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
Our relationships with media partners are typically long-term, exclusive and strategic in nature. Our top 20 media partners, based on our 2021 revenue, have been using our platform for an average of over seven years, despite their typical contract length being two to three years. Net revenue retention is an important indicator of media partner satisfaction, the value of our platform, as well as our ability to grow revenue from existing relationships.
We calculate media partner net revenue retention at the end of each quarter by starting with revenue generated on media partners’ properties during the same period in the prior year, “Prior Period Retention Revenue.” We then calculate the revenue generated on these same media partners’ properties in the current period, “Current Period Retention Revenue.” Current Period Retention Revenue reflects any expansions within the media partner relationships, such as any additional placements or properties on which we extend our recommendations, as well as contraction or attrition. Our media partner net revenue retention in a quarter equals the Current Period Retention Revenue divided by the Prior Period Retention Revenue. To calculate media partner net revenue retention for year-to-date and annual periods, we sum the quarterly Current Period Retention

Revenue and divide it by the sum of the quarterly Prior Period Retention Revenue. These amounts exclude certain revenue adjustments and revenue recognized on a net basis. Our media partner net revenue retention was 126% for the year ended December 31, 2021, 104% for the year ended December 31, 2020 and 95% for the year ended December 31, 2019 (104% excluding one media partner that we chose not to renew in 2019).
Our growth also depends on our ability to secure new partnerships with media partners. New media partners are defined as those relationships in which revenue was not generated in the prior period, except for limited instances where residual revenue was generated on a media partner’s properties. In such instances, the residual revenue would be excluded from net revenue retention above. Revenue generated on new media partners’ properties contributed approximately 7% to revenue growth for the year ended December 31, 2021, 7% for the year ended December 31, 2020 and 10% for the year ended December 31, 2019.
User Engagement with Relevant Media and Advertising Content
We believe that engagement is a key pillar of the overall value that our platform provides to users, media partners and advertisers. Our algorithms enable effective engagement of users by facilitating the discovery of content, products and services that they find most interesting, as well as connecting them to personalized ads that are relevant to them. We believe that the user experience has a profound impact on long-term user behavior patterns and thus “compounds” over time improving our long-term monetization prospects. This principle guides our behavior, and, as a result, we do not focus on the price of ads, nor on maximizing such prices, as may be the case with some of our competitors. Given this view, we do not focus on cost-per-click or cost-per-impression as key performance indicators for the business. Consequently, we have a differentiated approach to monetization as we optimize our algorithms for the overall user experience rather than just for the price of each individual user engagement.
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
Prices paid by advertisers on our platform fluctuate period to period for a variety of reasons, including supply and demand, competition and seasonality. While in 2019 and 2020 average prices on an annual basis were down relative to prior year, we have noted an upward trend resulting in a higher average price in 2021, compared to 2019 and 2020 levels. Movements in average prices do not necessarily correlate to our revenue or Ex-TAC Gross Profit trends. In order to grow our revenue and Ex-TAC Gross Profit and maximize value for our advertisers and media partners, our focus as a business is on driving user engagement and ROAS for advertisers, not on optimizing for price.
For the year ended December 31, 2021, over 24,000 unique advertisers were active on our platform. In addition, we continue to grow our programmatic partnerships, enabling us to grow our advertiser base efficiently.
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
We believe that our proprietary micro-services, API-based cloud infrastructure provides us with a strategic competitive advantage as we are able to deploy code an average of 300 times per day and grow in a scalable and highly cost-effective manner. As we develop and deploy solutions for enhanced integration of our technologies in new environments, with new content and ad formats, we anticipate activity through our platform to grow. We anticipate that the investment in our technology, infrastructure and solutions will contribute to our long-term growth.
Industry Dynamics
Our business depends on the overall demand for digital advertising and on the continuous success of our current and prospective media partners. Digital advertising is a rapidly evolving and growing industry, with growth that has outpaced the growth of the broader advertising industry, and it has been more resilient to economic downturns compared to the advertising industry in general. Content consumption is increasingly shifting online, requiring media owners to adapt in order to successfully attract, engage and monetize their users. Given the large and growing volume of content being generated online, content curation tools are increasingly becoming a necessity for users and media owners alike. Advertisers increasingly rely on digital advertising platforms that deliver highly targeted ads and measurable performance. Regulators across most developed markets are increasingly focused on enacting and enforcing user privacy rules as well as tighter oversight of the major ‘walled garden’ platforms. Industry participants have recently been, and likely will continue to be, impacted by changes implemented by platform leaders such as Apple’s change to its Identifier for Advertisers policy and Google’s evolving roadmap pertaining to the use of cookies within its Chrome web browser. See Item 1A, “Risk Factors” in this Report for additional information regarding changing industry dynamics with respect to industry participants and the regulatory environment. Given our focus on innovation, the depth and length of our media partner relationships and our scale, we believe that we are well positioned to address and potentially benefit from many of these industry dynamics.
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
Our agreements with advertisers provide them with considerable flexibility to modify their overall budget, price (cost-per-click or cost-per-impression), and the ads they wish to deliver on our platform.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of wages, benefits, bonuses, stock-based compensation and, with respect to sales and marketing expenses, sales commissions.
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
General and Administrative.   General and administrative expenses consist primarily of personnel and the related overhead costs, professional fees, facilities costs, insurance, and certain taxes other than income taxes. General and administrative personnel costs include, among others, our executive, finance, human resources, information technology and legal functions. Our professional service fees consist primarily of accounting, audit, tax, legal, information technology and other consulting costs, including our implementation of the Sarbanes-Oxley Act requirements.

Other Income (Expense), Net
Other income (expense), net is comprised of charges related to exchange of senior notes upon IPO, interest expense and interest income and other income (expense), net.
Charges related to exchange of senior notes upon IPO. Charges for the year ended December 31, 2021 include a one-time charge of $42.0 million related to accelerated amortization of the unamortized discount and deferred issuance costs on the $200.0 million aggregate principal amount of senior subordinated secured notes issued on July 1, 2021 and exchanged to Convertible Notes upon our IPO.
Interest Expense.  Interest expense consists of interest expense on our 2.95% Convertible Senior Notes due 2026 (the “Convertible Notes”), our revolving credit facility and capital leases. Interest expense may increase if we incur borrowings periodically under our revolving credit facility or if we enter into new debt facilities or capital leasing arrangements.
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
(Benefit) Provision for Income Taxes
(Benefit) provision for income taxes consists of federal and state income taxes in the United States (U.S.) and income taxes in certain foreign jurisdictions, as well as deferred income taxes and changes in valuation allowance, reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
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

Results of Operations
We have one operating segment, which is also our reportable segment. The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Consolidated Statements of Operations:
Revenue	$1,015,630	$767,142	$687,333
Cost of revenue:
Traffic acquisition costs	743,579	572,802	517,000
Other cost of revenue	31,791	29,278	28,548
Total cost of revenue	775,370	602,080	545,548
Gross profit	240,260	165,062	141,785
Operating expenses:
Research and development	39,169	28,961	26,391
Sales and marketing	95,786	77,570	78,941
General and administrative	70,749	48,354	51,038
Total operating expenses	205,704	154,885	156,370
Income (loss) from operations	34,556	10,177	(14,585)
Other income (expense), net:
Charges related to exchange of senior notes upon IPO	(42,049)	—	—
Interest expense	(3,964)	(832)	(601)
Interest income and other income (expense), net	(3,078)	(1,695)	152
Total other expense, net	(49,091)	(2,527)	(449)
(Loss) income before provision for income taxes	(14,535)	7,650	(15,034)
(Benefit) provision for income taxes	(25,530)	3,293	5,480
Net income (loss)	$10,995	$4,357	$(20,514)
Other Financial Data:
Research and development as % of revenue	3.9%	3.8%	3.8%
Sales and marketing as % of revenue	9.4%	10.1%	11.5%
General and administrative as % of revenue	7.0%	6.3%	7.4%
Non-GAAP Financial Data: (1)
Ex-TAC Gross Profit	$272,051	$194,340	$170,333
Adjusted EBITDA	$88,884	$41,145	$19,275
______________________
(1)Ex-TAC Gross Profit and Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most comparable GAAP financial measures.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenue
Revenue increased by $248.5 million, or 32.4%, to $1,015.6 million in 2021 from $767.1 million in 2020. Revenue grew approximately 25.8%, or $198.5 million, from net revenue retention on existing media partners primarily due to increased monetization from higher demand on our platform and our growth in the click-through-rate, and approximately 7.0%, or $53.8 million, from new media partners. Revenue in 2021 also benefited from net favorable foreign currency effects of approximately $6.7 million.

Cost of Revenue and Gross Profit
Traffic acquisition costs increased $170.8 million, or 29.8%, to $743.6 million in 2021, compared to $572.8 million in the prior year period, including net unfavorable foreign currency effects of approximately $7.3 million. Traffic acquisition costs grew less than revenue due to favorable revenue mix from higher margin media partners and improved performance on media owners with guarantee arrangements. As a percentage of revenue, traffic acquisition costs decreased to 73.2% in 2021, from 74.7% in 2020.
Other cost of revenue increased $2.5 million, or 8.6%, to $31.8 million in 2021, compared to $29.3 million in the prior year period, primarily due to higher hosting fees due to increased revenue and increased depreciation expense on server equipment. As a percentage of revenue, other cost of revenue decreased 70 basis points to 3.1% in 2021 from 3.8% in 2020.
Gross profit increased $75.2 million, or 45.6%, to $240.3 million in 2021, compared to $165.1 million in 2020, which was primarily attributable to the increase in revenue, partially offset by the corresponding increase in cost of revenue, as previously described.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit increased $77.8 million, or 40.0%, to $272.1 million in 2021, from $194.3 million in 2020, including net unfavorable foreign currency effects of approximately $0.6 million. The increase in Ex-TAC Gross Profit was primarily driven by our revenue growth as well as favorable revenue mix from higher margin media partners and improved performance on media owners with guarantee arrangements. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses increased by $50.8 million, or 32.8%, to $205.7 million in 2021, from $154.9 million in 2020. Operating expenses for 2021 included approximately $16.5 million of one-time incremental cumulative stock-based compensation expense for awards with a performance condition that was met upon the Company’s IPO, and regulatory matter costs of $6.4 million. Operating expenses for 2020 included terminated merger expenses of $11.2 million, offset in part by a $2.3 million reversal of a tax-contingency recorded in 2019. The remaining $36.8 million increase in operating expenses was primarily attributable to higher personnel-related costs of $25.0 million, primarily reflecting higher headcount and incentive-based compensation, as well as increased professional fees of $4.3 million and marketing costs of $3.8 million. Operating expenses included net unfavorable foreign currency effects of approximately $4.6 million.
The components of operating expenses are discussed below:
•Research and development expenses — increased $10.2 million, primarily attributable to increased personnel-related costs to invest in the growth of our platform, including $1.2 million of one-time incremental cumulative stock-based compensation expense related to awards with a performance condition that was satisfied upon our IPO.
•Sales and marketing expenses — increased $18.2 million, primarily due to higher personnel-related costs of $14.3 million, including $4.2 million of one-time incremental cumulative stock-based compensation expense for awards with a performance condition that was satisfied upon our IPO, as well as higher marketing costs of $3.6 million.
•General and administrative expenses — increased $22.4 million, largely due to higher personnel-related costs of $18.3 million, including $11.1 million of one-time incremental cumulative stock-based compensation expense for awards with a performance condition that was satisfied upon our IPO, and higher professional fees of $10.5 million, which included regulatory matter costs of $6.4 million in 2021. Operating expenses for 2020 included terminated merger expenses of $11.2 million, partially offset by a $2.3 million reversal of a tax-contingency recorded in 2019 with a corresponding charge to income tax expense in 2020.
Operating expenses as a percentage of revenue increased slightly to 20.3% in 2021 from 20.2% in 2020. We expect our operating expenses on an absolute basis, excluding one-time costs, to increase over the next twelve months due to higher personnel-related costs (including stock-based compensation) to support the growth of our business and the current and expected continued competitive labor market conditions, as well as due to an increase in other sales and marketing costs and increased expenses assuming a transition from a fully remote to a hybrid environment over the course of the year. In addition, our overall general and administrative expenses are expected to increase in future periods due to incremental costs associated with being a public company.

Total Other Expense, Net
Total other expense, net, increased to $49.1 million in 2021, compared to $2.5 million in 2020, primarily due to $42.0 million of one-time charges recorded in 2021 to recognize the unamortized discount and deferred issuance costs on senior subordinated secured notes issued on July 1, 2021, upon our IPO and convertible senior notes issuance (see Note 6 to the accompanying audited consolidated financial statements for additional information). The increase in total other expense, was also attributable to $3.1 million of interest expense on our convertible senior notes in 2021, as well as the absence of the $1.1 million gain on sale of an asset recorded in 2020.
(Benefit) Provision for Income Taxes
Benefit from income taxes was $25.5 million in 2021, compared to provision for income taxes of $3.3 million in 2020, primarily attributable to the release of the valuation allowance on certain deferred tax assets in the U.S. Our effective tax rate was 175.6% in 2021, compared to 43.0% in 2020. Our 2021 effective tax rate was unfavorably impacted by the $31.8 million release of valuation allowance in the U.S. (See Note 11 to the accompanying audited consolidated financial statements for additional information.) Our 2020 effective tax rate was unfavorably impacted by approximately 16.5 percentage points due to certain non-recurring prior year taxes in a foreign tax jurisdiction.
Our future effective tax rate may be affected by the geographic mix of earnings in countries with different statutory rates. Additionally, our future effective tax rate may be affected by our ongoing assessment of the need for valuation allowance on our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
Net Income
As a result of the foregoing, net income increased $6.6 million, to $11.0 million in 2021, from $4.4 million in 2020. As previously discussed, net income for 2021 included a one-time tax benefit of $31.8 million due to a release of the valuation allowance on certain deferred tax assets. Net income for 2021 also included charges of $42.0 million (pre-tax) to recognize the unamortized discount and deferred financing costs on our senior subordinated secured notes that were exchanged for convertible notes upon our IPO, as well as $16.5 million of one-time incremental cumulative stock-based compensation expense (pre-tax) for awards with an IPO performance condition.
Adjusted EBITDA
Our Adjusted EBITDA increased $47.7 million to $88.9 million in 2021 from $41.1 million in 2020, which was primarily attributable to the increase in Ex-TAC Gross Profit, partially offset by the corresponding increase in operating expenses as we continue to invest in our business. See “Non-GAAP Reconciliations” for the related definitions and reconciliations to our net income.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue
Revenue increased by $79.8 million, or 11.6%, to $767.1 million in 2020 from $687.3 million in 2019. Approximately 7%, or $52 million, of the increase in revenue was from new media partners and approximately 4%, or $27 million, was from net revenue retention on existing media partners as we continue to expand business with them. The COVID-19 pandemic negatively impacted our revenue trends in the first half of 2020. Revenue for the year ended December 31, 2020 benefited from net favorable foreign currency effects of $6.3 million.
Cost of Revenue and Gross Profit
Traffic acquisition costs increased $55.8 million, or 10.8%, in 2020 compared to 2019 including net unfavorable foreign currency effects of $5.3 million, and were generally commensurate with the increase in revenue. As a percentage of revenue, traffic acquisition costs decreased approximately 50 basis points to 74.7% in 2020, compared to 75.2% in 2019.
Other cost of revenue increased $0.7 million, or 2.6%, in 2020 compared to 2019, which was primarily attributable to an increase in services that fluctuate with the growth of ad traffic, largely offset by the favorable impact of cost savings initiatives and efficiency projects. As a percentage of revenue, other cost of revenue decreased 40 basis points to 3.8% in 2020, compared to 4.2% in 2019.

Gross profit increased $23.3 million, or 16.4%, to $165.1 million in 2020 compared to $141.8 million in 2019, which was primarily attributable to the increase in revenue, partially offset by the corresponding increase in cost of revenue, as previously described.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit increased 14.1% to $194.3 million in 2020, from $170.3 million in 2019, primarily due to revenue growth. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses decreased by $1.5 million, or 0.9%, to $154.9 million in 2020 from $156.4 million in 2019. The decrease in operating expenses was mainly attributable to $6.5 million of reduced expenses in connection with the COVID-19 pandemic, including travel and entertainment, facilities, and marketing event expenses, as well as a favorable change of $4.2 million relating to a reversal of a tax-contingency recorded in 2019, as further discussed below. These declines were largely offset by an increase of approximately $9.0 million in personnel-related costs in 2020.
The components of operating expenses are discussed below:
•Research and development expenses—increased $2.6 million, primarily due to higher personnel costs, to invest in the growth of our platform.
•Sales and marketing expenses—decreased $1.4 million, primarily reflecting a decrease of $5.0 million due to reduced expenses in connection with the COVID-19 pandemic, partially offset by an increase of $3.4 million in personnel costs primarily related to higher incentive-based compensation.
•General and administrative expenses—decreased $2.7 million, which included a favorable change of $4.2 million relating to a reversal of a tax-contingency recorded in 2019 and a corresponding charge to income tax expense in 2020, as well as a $3.0 million reduction in expenses in connection with the COVID-19 pandemic and other travel and entertainment expenses. These decreases were partially offset by increased personnel costs of $3.6 million primarily attributable to increased incentive-based compensation costs and $0.6 million of increased acquisition-related costs.
Operating expenses as a percentage of revenue declined by 2.6%, from 22.8% in 2019 to 20.2% in 2020.
Total Other Expense, Net
Total other expense, net, increased $2.1 million, to $2.5 million in 2020 from $0.4 million in 2019, primarily due to higher foreign currency losses of $3.5 million resulting from transactions denominated in currencies other than the functional currencies, partially offset by a $1.1 million gain on sale of an asset.
Provision for Income Taxes
Provision for income taxes decreased by $2.2 million to $3.3 million in 2020 from $5.5 million in 2019. This decrease was primarily attributable to the valuation allowance against one of our foreign subsidiaries’ net operating losses, which was recorded in 2019 and released in 2020 due to the increase in taxable income, as well as higher uncertain tax positions in 2019. Our effective tax rate was 43.0% in 2020, compared to (36.5)% in 2019 due to a loss from operations for that year. Our 2020 effective tax rate was unfavorably impacted by approximately 16.5 percentage points due to certain non-recurring prior year taxes in a foreign tax jurisdiction.
Net Income (Loss)
As a result of the foregoing, net income (loss) increased $24.9 million, to net income of $4.4 million in 2020, from a net loss of $20.5 million in 2019.
Adjusted EBITDA
Our Adjusted EBITDA increased $21.8 million, or 113%, to $41.1 million in 2020 from $19.3 million in 2019, which was primarily attributable to the increase in revenue, partially offset by the corresponding increase in cost of revenue, as previously described. See “Non-GAAP Reconciliations” for the related definitions and reconciliations to our net income.

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
These non-GAAP financial measures are defined and reconciled to the corresponding GAAP measures below. These non-GAAP financial measures are subject to significant limitations, including those identified below. In addition, other companies in our industry may define these measures differently, which may reduce their usefulness as comparative measures. As a result, this information, should be considered as supplemental in nature and is not meant as a substitute for revenue, gross profit, net income (loss) or net cash provided by operating activities presented in accordance with U.S. GAAP.
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
The following table presents the reconciliation of Ex-TAC Gross Profit to gross profit, the most directly comparable U.S. GAAP measure, for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue	$1,015,630	$767,142	$687,333
Traffic acquisition costs	(743,579)	(572,802)	(517,000)
Other cost of revenue	(31,791)	(29,278)	(28,548)
Gross profit	240,260	165,062	141,785
Other cost of revenue	31,791	29,278	28,548
Ex-TAC Gross Profit	$272,051	$194,340	$170,333
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before charges related to the exchange of senior notes upon IPO; interest expense; interest income and other income (expense), net; (benefit) provision for income taxes; depreciation and amortization; stock-based compensation, and other income or expenses that we do not consider indicative of our core operating performance, including, but not limited to, merger and acquisition costs, regulatory matter costs, and a tax contingency. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period.
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

The following table presents the reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP measure, for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income (loss)	$10,995	$4,357	$(20,514)
Interest expense and other income (expense), net	7,042	2,527	449
Charges related to exchange of senior notes upon IPO	42,049	—	—
(Benefit) provision for income taxes	(25,530)	3,293	5,480
Depreciation and amortization	19,470	18,509	16,744
Stock-based compensation	26,307	3,588	3,876
Regulatory matter costs	6,361	—	—
Merger and acquisition costs(1)	2,190	11,168	10,527
Tax contingency(2)	—	(2,297)	2,713
Adjusted EBITDA	$88,884	$41,145	$19,275
Adjusted EBITDA as % of Ex-TAC Gross Profit	32.7%	21.2%	11.3%
_________________________
(1)Primarily includes costs related to our terminated merger with Taboola.com Ltd., costs related to our acquisition of vi in January 2022 and Ligatus in April 2019, and costs related to our initial public offering and SOX implementation.
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
The following table presents the reconciliation of free cash flow to net cash provided by operating activities.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$56,762	$52,986	$16,740
Purchases of property and equipment	(9,743)	(1,511)	(2,452)
Capitalized software development costs	(10,311)	(8,990)	(7,935)
Free cash flow	$36,708	$42,485	$6,353
Liquidity and Capital Resources
Our primary sources of liquidity are our cash and cash equivalents, cash from our operations, cash generated from our IPO and from the offering of our Convertible Notes, as well as available capacity under our revolving credit facility.
As of December 31, 2021, we had $455.4 million of cash and cash equivalents, of which $45.0 million was held outside of the United States by our non-U.S. subsidiaries. We currently do not have any plans to repatriate our earnings from our foreign subsidiaries. We intend to continue to reinvest our earnings from foreign operations for the foreseeable future, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
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

Our cash flow used in investing activities primarily consists of capital expenditures and capitalized software development costs. We spent $9.7 million in capital expenditures in 2021 and anticipate that our capital expenditures will be between $21 million and $24 million in 2022, including incremental leasehold improvements of approximately $5 million relating to headcount growth and adapting to post-Covid hybrid work environment. Capital expenditures for 2022 will also include expenditures for servers and related equipment and office equipment. However, actual amounts may vary from these estimates.
We believe that the net proceeds from the IPO and the offering of the Notes, together with our cash and cash equivalents and borrowings available to us, will be sufficient to fund our anticipated operating expenses, capital expenditures, and interest payments on our long-term debt for at least the next 12 months and the foreseeable future. In addition, we may use our available cash to make acquisitions or investments in complementary companies or technologies, such as our acquisition of vi in January 2022. We also expect to use cash from our operations to fund share repurchases under our $30 million share repurchase authorization announced in February 2022. However, there are multiple factors that could impact our future liquidity, including our ability to collect payments from our advertisers, having to pay our media partners even if our advertisers decrease their payments due to economic conditions, the continued impacts of the COVID-19 pandemic or other factors described under Item 1A “Risk Factors” included in this Report.
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
On July 27, 2021, in connection with the closing of our IPO and pursuant to the terms of the Note Purchase Agreement, we exchanged $200 million aggregate principal amount of the Notes due July 1, 2026 for $236.0 million aggregate principal amount of 2.95% Convertible Senior Notes due 2026 (the “Convertible Notes”), pursuant to an indenture, dated as of July 27, 2021 (the “Indenture”), between the Company and The Bank of New York Mellon, as trustee. Upon the issuance of such Convertible Notes, the Notes and our obligations and the guarantee thereunder have been canceled and extinguished. The Convertible Notes will mature on July 27, 2026, unless earlier converted, redeemed or repurchased. In connection with the exchange of Notes to Convertible Notes, we recognized accelerated amortization of the unamortized discount and deferred issuance costs relating to the Notes totaling $42.0 million, which was recorded within charges related to exchange of senior notes upon IPO in our consolidated statement of operations for the year ended December 31, 2021. Deferred financing costs related to Convertible Notes were not material.
Interest on the Convertible Notes accrues from July 27, 2021, and is payable semi-annually in arrears on January 27 and July 27 of each year, beginning on January 27, 2022, at a rate of 2.95% per year. The initial conversion rate for the Convertible Notes is 40 shares of our common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of $25 per share of the Company’s common stock), subject to adjustment.
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
Revolving Credit Facility
On November 2, 2021, we entered into the Second Amended and Restated Loan and Security Agreement with SVB (the “2021 Revolving Credit Facility”), which replaced our prior $35.0 million revolving credit facility that had matured. The 2021 Revolving Credit Facility provides, subject to borrowing availability and certain other conditions, for revolving loans in an aggregate principal amount of up to $75.0 million (the “Facility”), with a $15.0 million sub-facility for letters of credit. Our borrowing availability under the Facility is calculated by reference to a borrowing base which is determined by specified percentages of eligible accounts receivable. The Facility will terminate on the earlier of (i) November 2, 2026 or (ii) 120 days prior to the maturity date of the Company’s 2.95% Convertible Senior Notes due 2026, unless the Convertible Notes have been converted to common equity securities of the Company.
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
The 2021 Revolving Credit Facility contains representations and warranties, including, without limitation, with respect to collateral; accounts receivable; financials; litigation, indictment and compliance with laws; disclosure and no material adverse effect, each of which is a condition to funding. Additionally, the 2021 Revolving Credit Facility includes events of default and customary affirmative and negative covenants applicable to us and our subsidiaries, including, without limitation, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, restricted payments and prepayment of the Convertible Notes and of junior indebtedness. The 2021 Revolving Credit Facility contains a financial covenant that requires, in the event that credit extensions under the Facility equal or exceed 85% of the lesser of the available commitments under the Facility or upon the occurrence of an event of defaults, our Company to maintain a minimum consolidated monthly fixed charge coverage ratio of 1.00.
Our obligations and the obligations of the other subsidiary co-borrowers under the 2021 Revolving Credit Facility are secured by a first-priority lien on substantially all our assets and the assets such other subsidiary co-borrowers.
We were in compliance with all of the financial covenants under the 2021 Revolving Credit Facility as of December 31, 2021. As of December 31, 2021 and December 31, 2020, we had no borrowings outstanding under our revolving credit facilities. The available borrowing capacity under our 2021 Revolving Credit Facility as of December 31, 2021 was $75.0 million based on the defined borrowing formula. Deferred financing costs of $0.5 million were recorded within other assets on the Company’s consolidated balance sheet as of December 31, 2021.

Cash Flows
The following table summarizes the major components of net cash flows for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$56,762	$52,986	$16,740
Net cash used in investing activities	(20,101)	(9,423)	(7,589)
Net cash provided by (used in) financing activities	325,894	(4,228)	(3,659)
Effect of exchange rate changes	(1,030)	4,750	64
Net increase in cash, cash equivalents and restricted cash	$361,525	$44,085	$5,556
Operating Activities
Net cash provided by operating activities increased $3.8 million, to $56.8 million in 2021, as compared to $53.0 million in 2020, primarily driven by a $48.7 million increase in our net income after non-cash adjustments, largely offset by net use of cash related to working capital of $33.1 million, primarily due to the timing of payments, and increase in other assets of $9.2 million, due to higher prepayments to certain media owners in connection with long-term contracts.
Net cash provided by operating activities increased $36.3 million, to $53.0 million in 2020 from $16.7 million in 2019, primarily due to a $21.2 million increase in net income after non-cash adjustments. Net cash provided by operating activities also reflected a $14.9 million net increase related to favorable changes in working capital, primarily attributable to the growth in our business, particularly in the fourth quarter of 2020, and improved cash collections.
Investing Activities
Cash used in investing activities increased $10.7 million, to $20.1 million in 2021 from $9.4 million in 2020, primarily due to higher capital expenditures of $8.2 million.
Cash used in investing activities increased $1.8 million, to $9.4 million in 2020 from $7.6 million in 2019, primarily due to lower cash flows related to our acquisition and disposal activities.
Financing Activities
Cash from financing activities increased $330.1 million to $325.9 million in 2021, largely due to net proceeds from common stock issuance upon our IPO of $145.1 million and net proceeds related to issuances of long-term debt of $193.3 million. These increases in cash from financing activities were partially offset by a $13.9 million increase in payments in connection with shares withheld to cover employee tax withholding obligations on vested stock-based compensation awards, primarily in connection with our IPO.
Cash used in financing activities increased by $0.5 million, to $4.2 million in 2020 from $3.7 million in 2019 reflecting lower proceeds from exercises of stock options and warrants and increased principal payments on capital lease obligations.

Contractual Obligations
As of December 31, 2021, our contractual obligations are as follows:

	Payments Due by Period
	Total	2022	2023-2024	2025-2026	2027
	(in thousands)
Long-term debt	$236,000	$—	$—	$236,000	$—
Interest	34,810	6,962	13,924	13,924	—
Operating lease obligations(1)	15,068	4,214	5,896	4,029	929
Capital lease obligations(2)	5,327	3,329	1,998	—	—
Other commitments(3)	41,371	24,810	11,545	5,016	—
Total(4)	$332,576	$39,315	$33,363	$258,969	$929
___________________
(1)Operating lease agreements relate to leases for certain office facilities.
(2)Capital lease and other obligations relate to leases for certain servers and related equipment. For the year ended December 31, 2021, we made regular payments totaling $4.9 million on our capital lease obligations.
(3)Other commitments include data service contracts and other hosting agreements, network services, and other costs to maintain our platform.
(4)We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, we have excluded $3.3 million from the preceding table related to uncertain tax positions, including accrued interest and penalties as of December 31, 2021.
Obligations under contracts that we can cancel without a significant penalty and contracts that are variable based upon volume, such as contracts with media partners that guarantee a minimum rate of payment if the media partner reaches certain performance targets, are not included in the table above. See “Definitions of Financial and Performance Measures —Traffic Acquisition Costs.”

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that the following policies may involve a higher degree of judgment and complexity in their application than most of our accounting policies and represent the critical accounting policies used in the preparation of our financial statements. Readers are encouraged to consider this summary together with our audited consolidated financial statements and the related notes, including Note 1, for a more complete understanding of the critical accounting policies discussed below.
Revenue Recognition
We recognize revenue when we transfer control of promised services directly to our customers, in an amount that reflects the consideration to which we expect to be entitled to in exchange for those services.
We recognize revenue pursuant to the five-step framework contained in ASC 606: (i) identify the contract with a client; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue as we satisfy the performance obligations.
We generate revenue primarily from advertisers through user engagement with the ads that we place on media partners’ web pages and mobile applications. Our platform delivers ads to end-users that appear as links to articles, products and videos on media partners’ sites.
Our customers include brands, performance advertisers and other advertisers, which we collectively refer to as our advertisers, each of which contracts for use of our services primarily through insertion orders or through our self-service tools, allowing advertisers to establish budgets for their advertising campaigns. Advertising campaigns are primarily billed on a monthly basis. Our payment terms generally range from 30 to 60 days. Because the amount billed is representative of the value of the service delivered to advertisers, we recognize revenue as we satisfy our performance obligations based on the users’ clicks or ads displayed because the advertiser can direct the use of, and obtain substantially all of the remaining benefits from, the services simultaneously.
For advertising campaigns priced on a cost-per-click basis, we bill our advertisers and recognize revenue when a user clicks on an advertisement we deliver.
For campaigns priced on a cost-per-impression basis, we bill our advertisers and recognize revenue based on the number of times an advertisement is displayed to a user.
Variable consideration, including allowances, discounts, refunds, credits, incentives, or other price concessions, is estimated and recorded at the time that related revenue is recognized. Advance payments from advertisers for future services represent contract liabilities and are recorded as deferred revenue in our consolidated balance sheets.
The determination of whether revenue should be reported on a gross or net basis involves significant judgment. In general, we act as a principal on behalf of our advertisers and revenue is recognized gross of any costs that we remit to the media partners. In these cases, we determined that we control the advertising inventory before it is transferred to our advertisers. Our control is evidenced by our ability to monetize the advertising inventory before it is transferred to our advertisers. For those revenue arrangements where we do not control the advertising inventory before it is transferred to our advertisers, we are the agent and recognize revenue on a net basis. We recognize revenue net of applicable sales taxes.
Stock-based Compensation
We recognize stock-based compensation for stock-based awards, including stock options, warrants, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) based on the grant date fair value of the awards. Determining the appropriate fair value of stock-based awards requires numerous assumptions, some of which are highly complex and subjective.

Stock option awards, RSAs, RSUs and SARs generally vest subject to the satisfaction of service requirements, or the satisfaction of both service requirements and achievement of certain performance conditions. For stock awards that vest subject to the satisfaction of service requirements, stock-based compensation is measured based on the fair value of the award on the date of grant and is recognized as stock-based compensation on a straight-line basis over the requisite service period. For stock awards that have a performance component, stock-based compensation is measured based on the fair value on the grant date and is recognized over the requisite service period as achievement of the performance objective becomes probable.
We estimate the fair value of our stock option awards on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of judgments and assumptions, including fair value of our common stock for periods prior to the completion of our IPO, the option’s expected term, the expected volatility of our common stock, risk free interest rates and the expected dividend yield. The fair value of our RSAs and RSUs is the fair value of our common stock on the date of grant. We account for forfeitures as they occur.
There were no stock options granted in 2019. The following table summarizes the weighted-average assumptions used for the Black-Scholes option pricing model to determine the fair value of our stock options for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December31, 2020
Expected term (in years)	6.03	6.02
Risk-free interest rate	1.29%	0.52%
Expected volatility	43%	44%
Dividend rate	0%	0%
Fair value of common stock	$5.95	$4.61
The Black-Scholes model assumptions are further described below:
•Expected term. The expected term represents the period that our stock-based awards are expected to be outstanding. For option grants that are considered to be “plain vanilla,” we determine the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards.
•Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximating the stock-based awards’ expected term.
•Expected Volatility. Because we have a short trading history for our common stock, the expected volatility was derived from the average historical stock volatilities of several actively traded public companies within our industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock-based awards.
•Dividend rate. The expected dividend rate was assumed to be zero as we have not paid and do not anticipate paying any dividends in the foreseeable future.
•Fair value of our common stock. For stock options granted subsequent to our IPO, the fair value of common stock is based on the closing price of our common stock reported on NASDAQ Global Market stock exchange on the date of grant. Prior to our IPO, because there is was no public market for our common stock, our Board determined the fair value of the common stock by considering a number of objective and subjective factors, including having valuations of our common stock performed by an unrelated valuation specialist, valuations of comparable peer companies, sales of our convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of our capital stock, and general and industry-specific economic outlook.
If any of the assumptions used in the Black-Scholes option-pricing model change significantly, stock-based compensation for future awards may differ materially compared with the previously granted awards.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using an asset and liability approach, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.
We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any reserves that we believe are appropriate, as well as the related interest and penalties.
Accounting for Convertible Instruments
On January 1, 2021, we early adopted Accounting Standards Update (“ASU”) 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplified the accounting for convertible debt instruments by reducing the number of accounting models used to allocate proceeds from five to three, removing certain conditions for equity classification and amending earnings per share calculations to assume share settlement and to require the if-converted method to be applied to all for convertible debt instruments. The adoption of this standard did not have an impact on our consolidated financial statements as of the date of adoption. We applied this guidance to its Convertible Notes issued in July 2021 and utilized the if-converted method to calculate the dilutive impact of Convertible Notes and our previously outstanding convertible preferred stock on our earnings per share.
Recently Issued Accounting Pronouncements
See Note 1 to the accompanying audited consolidated financial statements for recently issued accounting standards, which may have an impact on our financial statements upon adoption.
Off-Balance Sheet Arrangements
We do not currently engage in off-balance sheet financing arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.
JOBS Act Transition Period
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both in the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks.

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. We continue to monitor the impact of inflation to minimize its effects. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs, which could negatively impact our business, financial condition, and results of operations.
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
The effect of a hypothetical 10% increase or decrease in our weighted-average exchange rates on our revenue, cost of revenue and operating expenses denominated in foreign currencies would result in a $4.7 million favorable or unfavorable change to our operating loss for the year ended December 31, 2021.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and our outstanding debt obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States.
Our total indebtedness, including capital lease obligations was $241.1 million and $7.4 million at December 31, 2021 and December 31, 2020, respectively. Our convertible notes issued in July 2021 have a fixed rate of interest. Our exposure to interest rates primarily relates to changes in interest payable on any future borrowings under our revolving credit facility.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Outbrain Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Outbrain Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
New York, New York
March 18, 2022
KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee.

OUTBRAIN INC.
Consolidated Balance Sheets
(In thousands, except for number of shares and par value)

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$455,397	$93,641
Accounts receivable, net of allowances	192,814	165,449
Prepaid expenses and other current assets	27,873	18,326
Total current assets	676,084	277,416
Property, equipment and capitalized software, net	28,008	24,756
Intangible assets, net	5,719	9,812
Goodwill	32,881	32,881
Deferred tax assets	32,867	2,802
Other assets	20,331	8,819
TOTAL ASSETS	$795,890	$356,486

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$160,790	$118,491
Accrued compensation and benefits	23,331	23,000
Accrued and other current liabilities	99,590	109,747
Deferred revenue	4,784	5,512
Total current liabilities	288,495	256,750
Long-term debt	236,000	—
Other liabilities	14,620	17,105
TOTAL LIABILITIES	$539,115	$273,855

Commitments and Contingencies (Note 7)
Convertible preferred stock, par value of $0.001 per share, 100,000,000 shares authorized and no shares issued and outstanding as of December 31, 2021, and 27,766,563 shares authorized and 27,652,449 shares of Series A, B, C, D, E, F, G and H issued and outstanding as of December 31, 2020.	—	162,444
STOCKHOLDERS’ DEFICIT:
Common stock, par value of $0.001 per share−1,000,000,000 shares authorized, 58,015,075 shares issued and 56,701,394 shares outstanding as of December 31, 2021; 65,183,785 shares authorized, 17,439,488 share issued and 17,158,802 shares outstanding as of December 31, 2020.	58	17
Additional paid-in capital	434,945	95,055
Treasury stock, at cost, 1,313,681 shares as of December 31, 2021 and 280,686 shares as of December 31, 2020	(16,504)	(2,350)
Accumulated other comprehensive loss	(4,474)	(4,290)
Accumulated deficit	(157,250)	(168,245)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	256,775	(79,813)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$795,890	$356,486

See Accompanying Notes to Consolidated Financial Statements.

OUTBRAIN INC.
Consolidated Statements of Operations
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Revenue	$1,015,630	$767,142	$687,333
Cost of revenue:
Traffic acquisition costs	743,579	572,802	517,000
Other cost of revenue	31,791	29,278	28,548
Total cost of revenue	775,370	602,080	545,548
Gross profit	240,260	165,062	141,785
Operating expenses:
Research and development	39,169	28,961	26,391
Sales and marketing	95,786	77,570	78,941
General and administrative	70,749	48,354	51,038
Total operating expenses	205,704	154,885	156,370
Income (loss) from operations	34,556	10,177	(14,585)
Other expense, net:
Charges related to exchange of senior notes upon IPO	(42,049)	—	—
Interest expense	(3,964)	(832)	(601)
Interest income and other (expense) income, net	(3,078)	(1,695)	152
Total other expense, net	(49,091)	(2,527)	(449)
(Loss) income before provision for income taxes	(14,535)	7,650	(15,034)
(Benefit) provision for income taxes	(25,530)	3,293	5,480
Net income (loss)	$10,995	$4,357	$(20,514)

Weighted average shares outstanding:
Basic	35,159,757	16,816,178	15,275,129
Diluted	53,894,347	20,186,802	15,275,129

Net income (loss) per common share:
Basic	$0.31	$0.10	$(1.34)
Diluted	$0.20	$0.08	$(1.34)
See Accompanying Notes to Consolidated Financial Statements.

OUTBRAIN INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$10,995	$4,357	$(20,514)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(184)	1,233	(16)
Comprehensive income (loss)	$10,811	$5,590	$(20,530)
See Accompanying Notes to Consolidated Financial Statements.

OUTBRAIN INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except for number of shares)

	Convertible Preferred Stock		Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Accumulated (Deficit) Income	Total Stockholders’ (Deficit) Income
	Shares	Amount	Shares	Amount		Shares	Amount
Balance–January 1,2019	27,627,166	$162,164	12,703,334	$12	$47,075	(247,863)	$(2,019)	$(5,507)	$(152,088)	$(112,527)
Issuance of Series H convertible preferred stock for a business combination	20,617	228	—	—	—	—	—	—	—	—
Issuance of Series H convertible preferred stock for an asset acquisition	4,666	52	—	—	—	—	—	—	—	—
Exercise of employee stock options, net of shares withheld for taxes	—	—	258,000	—	994	(5,054)	(51)	—	—	943
Vesting of restricted stock units	—	—	272,719	1	—	—	—	—	—	1
Issuance of common stock upon acquisition	—	—	3,603,179	4	38,329	—	—	—	—	38,333
Stock-based compensation	—	—	—	—	4,118	—	—	—	—	4,118
Other comprehensive loss	—	—	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	—	—	(20,514)	(20,514)
Balance–December 31, 2019	27,652,449	$162,444	16,837,232	$17	$90,516	(252,917)	$(2,070)	$(5,523)	$(172,602)	$(89,662)
Exercise of employee stock options, net of shares withheld for taxes	—	—	305,934	—	674	(27,769)	(280)	—	—	394
Vesting of restricted stock units	—	—	296,322	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,865	—	—	—	—	3,865
Other comprehensive income	—	—	—	—	—	—	—	1,233	—	1,233
Net income	—	—	—	—	—	—	—	—	4,357	4,357
Balance–December 31, 2020	27,652,449	$162,444	17,439,488	$17	$95,055	(280,686)	$(2,350)	$(4,290)	$(168,245)	$(79,813)
Conversion of convertible preferred stock to common stock	(27,652,449)	(162,444)	28,091,267	28	162,416	—	—			162,444
Issuance of common stock from initial public offering	—	—	8,000,000	8	145,097	—	—	—	—	145,105
Exercise of employee stock options, net of shares withheld for taxes	—	—	1,970,110	2	5,937	(56,262)	(666)	—	—	5,273
Vesting of restricted stock units, net of shares withheld for taxes	—	—	2,514,210	3	(3)	(976,733)	(13,488)	—	—	(13,488)
Stock-based compensation	—	—	—	—	26,443	—	—	—	—	26,443
Other comprehensive loss	—	—	—	—	—	—	—	(184)	—	(184)
Net income	—	—	—	—	—	—	—	—	10,995	10,995
Balance–December 31, 2021	—	$—	58,015,075	$58	$434,945	(1,313,681)	$(16,504)	$(4,474)	$(157,250)	$256,775

See Accompanying Notes to Consolidated Financial Statements.

OUTBRAIN INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,995	$4,357	$(20,514)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Charges related to exchange of senior notes upon IPO	42,049	—	—
Depreciation and amortization of property and equipment	7,499	6,638	6,248
Amortization of capitalized software development costs	8,441	7,545	6,461
Amortization of intangible assets	3,530	4,326	4,035
Loss (gain) on sale of assets	5	(1,095)	(25)
Stock-based compensation	26,307	3,588	3,876
Provision for doubtful accounts	2,647	2,621	3,189
Deferred income taxes	(31,810)	(2,256)	(141)
Other	3,428	(1,371)	67
Changes in operating assets and liabilities:
Accounts receivable	(31,496)	(24,124)	4,797
Prepaid expenses and other current assets	(9,975)	(3,729)	1,038
Other assets	(11,025)	(1,821)	(146)
Accounts payable	42,977	31,429	(25,366)
Accrued and other current liabilities	(6,871)	24,109	32,291
Deferred revenue	(667)	2,159	1,045
Other	728	610	(115)
Net cash provided by operating activities	56,762	52,986	16,740

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,743)	(1,511)	(2,452)
Capitalized software development costs	(10,311)	(8,990)	(7,935)
Proceeds from sale of assets	—	1,117	—
Acquisition of business	—	—	2,920
Other	(47)	(39)	(122)
Net cash used in investing activities	(20,101)	(9,423)	(7,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from IPO issuance of common stock, net of underwriting costs	148,800	—	—
Payment of initial public offering transaction costs	(3,695)	—	—
Proceeds from issuance of debt	200,000	—	—
Payment of deferred financing costs	(6,656)	—	—
Proceeds from borrowings on revolving credit facility	—	10,000	—
Principal repayments on revolving credit facility	—	(10,000)	—
Proceeds from exercise of common stock options and warrants	5,939	825	933
Tax withholdings on vested restricted stock awards	(14,154)	(280)	(51)
Principal payments on capital lease obligations	(4,340)	(4,773)	(4,541)
Net cash provided by (used in) financing activities	325,894	(4,228)	(3,659)
Effect of exchange rate changes	(1,030)	4,750	64

Net increase in cash, cash equivalents and restricted cash	361,525	44,085	5,556
Cash, cash equivalents and restricted cash — Beginning	94,067	49,982	44,426
Cash, cash equivalents and restricted cash — Ending	$455,592	$94,067	$49,982
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$455,397	$93,641	$49,593
Restricted cash, included in other assets	$195	$426	$389
Total cash, cash equivalents, and restricted cash	$455,592	$94,067	$49,982

OUTBRAIN INC.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$6,742	$2,639	$5,489
Cash paid for interest	$587	$760	$548

Non-cash investing activities:
Stock-based compensation capitalized for software development costs	$195	$212	$242
Purchases of property and equipment included in accounts payable	$15	$135	$142
Property and equipment financed under capital obligation arrangements	$1,837	$4,834	$6,769

Non-cash financing activities:
Conversion of preferred stock to common stock	$162,444	$—	$—
Unpaid deferred financing costs in accounts payable and accrued expenses	$28	$—	$—
Series H convertible preferred stock issued for acquisition of a business	$—	$—	$228
Series H convertible preferred stock issued for asset acquisition	$—	$—	$52
Common stock issued for acquisition of a business	$—	$—	$40,060
See Accompanying Notes to Consolidated Financial Statements.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020

1. Organization, Description of Business and Summary of Significant Accounting Policies
Organization and Description of Business
Outbrain Inc., together with its subsidiaries, (“Outbrain”, the “Company”, “we”, “our” or “us”) was incorporated in August 2006 in Delaware. The Company is headquartered in New York, New York and has wholly owned subsidiaries in Israel, Europe, Asia, Brazil and Australia.
Outbrain is a leading recommendation platform powering the open web. The Company’s platform provides personalized recommendations that appear as links to content, advertisements and videos on media owners’ online properties. The Company generates revenue from marketers through user engagements with promoted recommendations that it delivers across a variety of third-party media owners’ properties. The Company pays traffic acquisition costs to its media owner partners on whose digital properties the recommendations are shown. The Company’s advertiser solutions are mainly priced using a performance-based model based on the actual number of engagements generated by users, which is highly dependent on its ability to generate trustworthy and interesting recommendations to individual users based on its proprietary algorithms. A small portion of the Company’s revenue is generated through advertisers participating in programmatic auctions wherein the pricing is determined by the auction results and not dependent on user engagement.
Reverse Stock Split
In July 2021, the Company’s Board and stockholders approved a 1-for-1.7 reverse stock split of its common and convertible preferred stock. The reverse stock split became effective on July 13, 2021. The par value of the common stock was not adjusted as a result of the reverse stock split. In addition, adjustments corresponding to the reverse stock split were made to the ratio at which the convertible preferred stock converted into common stock immediately prior to the closing of the IPO, in accordance with existing terms of the convertible preferred stock. All share and per-share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively to reflect the effect of the reverse stock split.
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The accompanying consolidated financial statements include the accounts of Outbrain Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are based on historical information and on various other assumptions that the Company believes are reasonable under the circumstances. Estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the allowance for doubtful accounts, sales allowance, software development costs eligible for capitalization, valuation of deferred tax assets, the useful lives of property and equipment, the useful lives and fair value of intangible assets and goodwill, the fair value of stock-based awards, and the recognition and measurement of income tax uncertainties and other contingencies. Actual results could differ materially from these estimates.
Reclassifications
Certain reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash on hand and highly liquid investments in money market funds.
Restricted Cash
Restricted cash represents security deposits for facility leases and is included in other assets in the accompanying consolidated balance sheets.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts, if applicable, and are unsecured and do not bear interest. Accounts receivable also include earned and billable amounts not yet invoiced as of the end of the reporting period.
The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates the collectability of its accounts receivable based on known collection risks and historical experience. In circumstances where the Company is aware of a customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial downgrading of credit ratings), it records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company records reserves for bad debts based on the length of time the receivables are past due and its historical experience of collections and write-offs. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations, the Company’s estimate of amounts collectible could be reduced by a material amount.
Certain Risks and Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash and accounts receivable. The Company’s cash and cash equivalents and restricted cash are generally invested in high-credit quality financial instruments with both banks and financial institutions to reduce the amount of exposure to any single financial institution.
The Company generally does not require collateral to secure accounts receivable. No single marketer accounted for 10% or more of the Company’s total revenue for the years ended 2021, 2020 and 2019, or 10% or more of its gross accounts receivable balance as of December 31, 2021 and 2020.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020

For the year ended December 31, 2021, one media owner accounted for 10% of the Company’s total traffic acquisition costs. For the year ended December 31, 2020, two media owners individually accounted for 12% and 11% of the Company’s total traffic acquisition costs. For the year ended December 31, 2019, two media owners individually accounted for 14% and 11% of the Company’s total traffic acquisition costs.
Property, equipment and capitalized software, net
Property and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Depreciation on property and equipment, excluding leasehold improvements, is three years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term. Amortization on leasehold improvements ranges from one to nine years.
The Company capitalizes qualifying development costs associated with software that is developed or obtained for internal use, provided that management with the relevant authority authorizes and commits to the funding of the project, it is probable the project will be completed and the software will be used to perform the function intended. Capitalized costs, including costs incurred for enhancements that are expected to result in additional significant functionality are capitalized and amortized on a straight-line basis over the estimated useful life, which approximates three years. Costs related to preliminary project activities and post-implementation operation activities, including training and maintenance, are expensed as incurred.
Intangible assets, net
Intangible assets primarily consist of developed technology and customer and media owner relationships resulting from acquisitions. Intangible assets are carried at cost, less accumulated amortization, unless a determination has been made that their value has been impaired. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense in the accompanying consolidated statements of operations is included as a component of other cost of revenue for developed technology assets and sales and marketing expense for customer and media owner relationships and tradenames.
Impairment of Long-Lived Assets
Long-lived assets consist of the Company’s property, equipment, capitalized software development costs and other assets, including identifiable intangible assets with finite lives. The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of these assets is first assessed by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life.
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the fair value of intangible assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but instead evaluated for impairment. The Company performs its annual impairment test of goodwill during the fourth quarter of each fiscal year or whenever events or circumstances change that would indicate that goodwill may not be recoverable. In conducting the impairment test, the Company can opt to perform a qualitative assessment to test goodwill for impairment or can directly perform the two-step impairment test described below. Based on the Company’s qualitative assessment, if it is determined that the fair value of a reporting unit is more likely than not to be less than its carrying amount, a quantitative impairment test is performed. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is recorded for the difference. Based on the Company’s qualitative assessment performed during the fourth quarter of fiscal years 2021, 2020 and 2019, the Company concluded that it was more-likely-than-not that the estimated fair value of the Company’s single reporting unit exceeded its carrying value. Accordingly, no goodwill impairment charges were recognized for the years ended December 31, 2021, 2020 and 2019.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020

Revenue Recognition
The Company recognizes revenues when it transfers control of promised services directly to its customers, in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those services. The Company recognizes revenue pursuant to the five-step framework contained in ASC 606: (i) identify the contract with a client; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue as the Company satisfies the performance obligations.
The Company generates revenue primarily from advertisers through user engagement with the ads that it places on media partners’ web pages and mobile applications. The Company’s platform delivers ads to end-users that appear as links to articles and videos on media owners’ sites.
The Company’s customers include brands, performance marketers and other advertisers, which are collectively referred to as its advertisers, each of which contract for use of its services primarily through insertion orders or through self-service tools, allowing advertisers to establish budgets for their advertising campaigns. Advertising campaigns are primarily billed on a monthly basis. The Company’s payment terms generally range from 30 to 60 days.
For advertising campaigns priced on a cost-per-click basis, the Company bills its advertisers and recognizes revenue when a user clicks on an advertisement it delivers.
For campaigns priced on a cost-per-impression basis, the Company bills its advertisers and recognizes revenue based on the number of times an advertisement is displayed to a user.
Variable consideration, including allowances, discounts, refunds, credits, incentives, or other price concessions, is estimated and recorded at the time that related revenue is recognized. Advance payments from advertisers for future services represent contract liabilities and are recorded as deferred revenue in the Company’s consolidated balance sheets.
The determination of whether revenue should be reported on a gross or a net basis involves significant judgement. In general, the Company acts as a principal on behalf of its advertisers and revenue is recognized gross of any costs that it remits to the media partners. In these cases, the Company determined that it controls the advertising inventory before it is transferred to its advertisers. The Company’s control is evidenced by its ability to monetize the advertising inventory before it is transferred to its advertisers. For those revenue arrangements where the Company does not control the advertising inventory before it is transferred to its advertisers, the Company is the agent and recognizes revenue on a net basis. The Company recognizes revenue net of applicable sales taxes.
Contract Balances
There were no contract assets as of December 31, 2021 or December 31, 2020. Contract liabilities primarily relate to advance payments and consideration received from customers. As of December 31, 2021 and December 31, 2020, the Company’s contract liabilities were recorded as deferred revenue in its consolidated balance sheets. See Note 12 for disaggregation of the Company’s revenue based on geography of where the Company’s marketers are physically located.
Cost of Revenue
Traffic Acquisition Costs.   Traffic acquisition costs consist of amounts the Company owes to media owners when users engage with promoted recommendations on media owners’ properties. The Company incurs costs with media owners in the period in which the click-throughs occur or in some circumstances based on a guaranteed minimum rate of payment from the Company in exchange for guaranteed placement of the Company’s promoted recommendations on specified portions of the media owners online properties. These guaranteed rates are typically provided per thousand qualified page views, whereby the Company’s minimum monthly payment to the media owner may fluctuate based on how many qualified page views the media owner generates, subject to a maximum guarantee. Traffic acquisition costs also include amounts payable to programmatic supply partners.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020

In some instances, the Company may make upfront payments to media owners in connection with long-term contracts. The Company capitalizes these advance payments under these agreements if select capitalization criteria have been met. The capitalization criteria include the existence of future economic benefits to us, the existence of legally enforceable recoverability language (e.g., early termination clauses), management’s ability and intent to enforce the recoverability language and the ability to generate future earnings from the agreement in excess of amounts deferred. Capitalized amounts are amortized as traffic acquisition costs over the shorter of the period of contractual recoverability or the corresponding period of economic benefit. Amounts not yet paid are accrued systematically based on the Company’s estimate of user engagement.
Other Cost of Revenue.   Cost of revenue also includes costs related to the management of the Company’s data centers, hosting fees, data connectivity costs and depreciation and amortization. Cost of revenue also includes the amortization of capitalized software that is developed or obtained for internal use associated with the Company’s revenue-generating technologies. Additionally, other cost of revenue includes amortization of intangible assets related to developed technology acquired by the Company and used in its revenue-generating efforts.
Research and Development
The Company incurs research and development expenses primarily relating to the development and enhancement of its content discovery platform. These expenses consist primarily of personnel and the related overhead costs and amortization of capitalized software for non-revenue generating infrastructure. Research and development expenses are expensed as incurred, except for internal-use software development costs that qualify for capitalization.
Advertising and Promotional Costs
Advertising and promotional costs are included in sales and marketing expenses as incurred in the accompanying consolidated statements of operations. Advertising and promotional costs were $13.1 million, $9.3 million and $11.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Segment Information
The Company has one operating and reporting segment. The Company’s chief operating decision maker is its Co-Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis.
Stock-based Compensation
The Company recognizes stock-based compensation for stock-based awards, including stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) based on the estimated fair value of the awards. The Company estimates the fair value of its stock option awards on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of judgments and assumptions, including the option’s expected term and the price volatility of the underlying stock. The fair value of the Company’s RSAs and RSUs is the fair value of the Company’s common stock on the date of grant. The Company accounts for forfeitures as they occur.
Stock option awards, RSAs, RSUs and SARs generally vest subject to the satisfaction of service requirements, or the satisfaction of both service requirements and achievement of certain performance conditions. For stock awards that vest subject to the satisfaction of service requirements, stock-based compensation is measured based on the fair value of the award on the date of grant and is recognized as stock-based compensation on a straight-line basis over the requisite service period. For stock awards that have a performance component, stock-based compensation is measured based on the fair value on the grant date and is recognized over the requisite service period as achievement of the performance objective becomes probable.
For common stock options or warrants issued to non-employees, including consultants, the Company records stock-based compensation based on the fair value of the options or warrants calculated using the Black-Scholes option pricing model. The Company calculates the fair value of each stock-based award to non-employees on each measurement date based on the fair value of its common stock. The fair value of each stock-based award granted to non-employees is remeasured as the options or warrants vest, and the resulting change in fair value is recognized in the consolidated statements of operations during the period the related services are rendered.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020

Foreign Currency
The Company transacts business in various foreign currencies. In general, the functional currency of its foreign subsidiaries is the currency of the local country. Consequently, revenues and expenses of operations outside the United States (“U.S.”) are generally translated into U.S. dollars using weighted-average exchange rates, while assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date with the resulting translation adjustments recorded as a component of accumulated other comprehensive income (loss) within the statements of convertible preferred stock and stockholders’ equity (deficit). Foreign currency transaction gains and losses resulting from transactions denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. The net foreign exchange transaction gains (losses) included in interest income and other income (expense), net in the accompanying consolidated statements of operations were $(3.3) million, $(3.1) million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Derivative Financial Instruments
The Company is exposed to certain risks relating to its ongoing business operations, including but not limited to, fluctuations in foreign currency exchange rates. The Company enters into foreign currency forward exchange contracts to manage its foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on its net cash flows. These derivative contracts are not designated as accounting hedges. Accordingly, the Company recognizes gains and losses resulting from a change in fair value for these derivatives in the period in which the change occurs. For the years ended December 31, 2021, 2020 and 2019, the Company recognized unrealized net gains of $0.2 million, $0.4 million and $0.5 million within interest income and other income (expense), net in its consolidated statements of operations. The Company classifies cash flows from these contracts as operating activities in its consolidated statements of cash flows. The notional amount of the Company’s outstanding derivative instruments was $33.5 million and $8.8 million as of December 31, 2021 and 2020, respectively.
Severance Pay Asset and Liability
The Company records a severance pay asset and liability on its consolidated balance sheets related to its employees located in Israel. The liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary for the employees multiplied by the number of years of employment, as of the respective balance sheet date. Employees are entitled to one-month salary for each year of employment or a portion thereof. The Company’s liability at each respective balance sheet date for all of its Israeli employees is fully accrued in other liabilities in the accompanying consolidated balance sheets. The Company funds this obligation through monthly deposits to the employee’s pension and management insurance policies. The carrying value of these policies is recorded as a severance fund asset in other assets in the accompanying consolidated balance sheets.
The deposited funds may be withdrawn only upon the fulfillment of its obligation pursuant to Israeli severance pay law. The carrying value of its deposited funds is based on the cash surrender value of these policies and includes profits accumulated through the respective balance sheet date.
Income Taxes
The Company accounts for income taxes using an asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. The Company regularly assesses the likelihood that its deferred income tax assets will be realized. To the extent that the Company believes any amounts are not more likely than not to be realized, a valuation allowance is recorded to reduce the deferred income tax assets. The Company’s deferred tax assets were $32.9 million and $2.8 million as of December 31, 2021 and 2020, respectively. The Company’s deferred tax liabilities were $1.7 million and $3.4 million as of December 31, 2021 and 2020, respectively, and are included within other liabilities in the consolidated balance sheets. The Company regularly assesses the need for the valuation allowance on its deferred tax assets, and to the extent that it determines that an adjustment is needed, such adjustment will be recorded in the period that the determination is made.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes interest and penalties related to income tax matters as income tax expense.
COVID-19 Impacts
In March 2020, the World Health Organization declared the spread of the COVID-19 disease as a global pandemic. The COVID-19 pandemic resulted in a global slowdown of economic activity causing a decrease in demand for a broad variety of goods and services, including those provided by certain advertisers using the Company’s platform. Many of the Company’s advertisers reduced their advertising spending, which had a negative impact on its revenue during the first half of 2020. As the world quickly shifted to online activities and advertisers gradually shifted their spending toward digital advertising, the Company’s revenue trends improved meaningfully and returned to growth beginning in the second half of 2020. Although the advertising market and the Company’s business have generally recovered from the economic effects of the COVID-19 pandemic, variables such as global supply chain disruptions, labor shortages and stoppages, and cost inflation impacted certain categories of advertisers, such as the automotive advertisers, and could adversely impact the Company in the future, including if its advertisers were to reduce or cut their advertising spending as a result of any of these factors. The Company continues to monitor its operations, and the operations of those in its ecosystem (including media partners, advertisers and agencies), as well as government recommendations.
Recently Issued Accounting Pronouncements
Recently adopted accounting pronouncements
On January 1, 2021, the Company early adopted Accounting Standards Update (“ASU”) 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplified the accounting for convertible debt instruments by reducing the number of accounting models used to allocate proceeds from five to three, removing certain conditions for equity classification and amending earnings per share calculations to assume share settlement and to require the if-converted method to be applied to all convertible debt instruments. The adoption of this standard did not have an impact on the Company’s consolidated financial statements as of the date of adoption. The Company applied this guidance to its Convertible Notes issued in July 2021 and utilized the if-converted method to calculate the dilutive impact of Convertible Notes and its previously outstanding convertible preferred stock on its earnings per share.
Recently issued accounting pronouncements not yet adopted
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, “Leases (Topic 842)”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months, regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). In June 2020, the FASB issued ASU 2020-05 Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities. The amendments in this update defer the effective date of ASU 2016-02 for private companies to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application is permitted. The Company will adopt this standard on January 1, 2022, as required. The Company expects its assets and liabilities to increase by $14 million to $16 million in connection with the recording of right-of-use assets and lease liabilities upon adoption of this standard. This standard is not expected to have a material impact on the Company’s results of operations.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020

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
2. Fair Value Measurements
The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company’s financial instruments include restricted time deposits, severance pay fund deposits and foreign currency forward contract assets. The Company determines the fair value of its financial instruments based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the Company uses the fair value hierarchy described below to distinguish between observable and unobservable inputs::
Level I — Valuations based on quoted prices in active markets for identical assets and liabilities at the measurement date;
Level II — Valuations based on quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be principally corroborated by observable market data for substantially the full term of the related assets or liabilities; and
Level III — Valuations based on unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.
The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2021
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Restricted time deposit (1)	$—	$195	$—	$195
Severance pay fund deposits (1)	—	6,086	—	6,086
Foreign currency forward contract (2)	—	741	—	741
Total financial assets	$—	$7,022	$—	$7,022

	December 31, 2020
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Restricted time deposit (1)	$—	$426	$—	$426
Severance pay fund deposits (1)	—	5,379	—	5,379
Foreign currency forward contract (2)	—	553	—	553
Total financial assets	$—	$6,358	$—	$6,358
_____________________
(1)Recorded within other assets
(2)Recorded within prepaid expenses and other current assets

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020

The Company’s 2.95% Convertible Senior Notes due 2026 (“Convertible Notes”) are recorded within long-term debt in its consolidated balance sheet at their carrying value, which may differ from their fair value. The fair value of Convertible Notes is estimated using external pricing data, including any available market data for other debt instruments with similar characteristics. The following table summarizes the carrying value and the estimated fair value of the Company’s Convertible Notes, based on Level II measurements of the fair value hierarchy:

	December 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Convertible Notes	$236,000	$234,348	$—	$—
3. Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consists of the following:

	December 31,
	2021	2020
	(In thousands)
Accounts receivable	$197,216	$169,623
Allowance for doubtful accounts	(4,402)	(4,174)
Accounts receivable, net	$192,814	$165,449
Allowance for Doubtful Accounts
The allowance for doubtful accounts consists of the following activity:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Allowance for doubtful accounts, beginning balance	$4,174	$3,281	$2,049
Provision for doubtful accounts, net of recoveries	2,601	2,668	3,376
Write-offs	(2,373)	(1,775)	(2,144)
Allowance for doubtful accounts, ending balance	$4,402	$4,174	$3,281

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020
Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consists of the following:

	December 31,
	2021	2020
	(In thousands)
Computer and equipment	$43,316	$41,735
Capitalized software development costs	54,233	43,728
Software	2,817	3,444
Leasehold improvements	1,547	2,805
Furniture and fixtures	83	908
Property, equipment and capitalized software, gross	101,996	92,620
Less: accumulated depreciation and amortization	(73,988)	(67,864)
Total property, equipment and capitalized software, net	$28,008	$24,756
The Company capitalized software development costs, including stock-based compensation, of $10.5 million and $9.2 million for the years ended December 31, 2021 and 2020, respectively. Accumulated amortization for capitalized software development costs was $38.2 million and $29.8 million as of December 31, 2021 and 2020, respectively.
As of December 31, 2021 and 2020, total computer equipment financed and software licensed under capital leases was $4.9 million and $7.4 million, net of accumulated amortization of $21.0 million and $17.2 million. Amortization expense related to total computer equipment financed and software licensed under capital leases was $3.8 million, $3.7 million and $4.5 million for the years ended December 31, 2021, 2020 and 2019.
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following:

	December 31,
	2021	2020
	(In thousands)
Accrued traffic acquisition costs	$60,274	$77,195
Accrued agency commissions	10,639	8,755
Accrued tax liabilities	9,240	9,622
Accrued professional fees	6,569	2,749
Interest payable	3,094	—
Capital lease obligations, current	3,069	3,853
Other accrued expenses	6,705	7,573
Total accrued and other current liabilities	$99,590	$109,747
In addition to accrued traffic acquisition cost, accounts payable includes $147.4 million and $111.7 million of traffic acquisition costs as of December 31, 2021 and 2020, respectively.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020
4. Acquisition
Ligatus
On April 1, 2019, the Company acquired of all of the outstanding shares of Ligatus GmbH (“Ligatus”), a German-based native advertising company, pursuant to a share purchase agreement between the Company and the sellers, Gruner + Jahr GmbH. The acquisition date fair value of the consideration transferred was approximately $40.1 million, which consisted of 3,603,179 shares of Outbrain common stock valued at $11.12 per share. The acquisition was accounted for as a business combination and the results of operations of the acquired entity have been included in the Company’s results of operations as of the acquisition date. The purpose of the acquisition was to expand the Company’s native offering to advertisers and strengthen its relationships with its media owners. The Company expensed all transaction costs in the period in which they were incurred.
Identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The Company estimated the useful lives of the acquired customer and publisher relationships to be four years, and trade names to be eight years. Amortization expense in the accompanying consolidated statements of operations is included as a component of sales and marketing expense for the acquired intangible assets.
See Note 13, Subsequent Events, for the Company’s acquisition of video intelligence AG in January 2022.
5. Goodwill and Intangible Assets
The Company’s goodwill balance was $32.9 million as of December 31, 2021 and December 31, 2020, and the Company has not recorded any accumulated impairments of goodwill.
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows:

	December 31, 2021
	Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	36-48 months	$8,425	$(8,425)	$—
Customer relationships	48 months	5,345	(4,050)	1,295
Publisher relationships	48 months	8,403	(5,777)	2,626
Trade names	8 years	1,665	(572)	1,093
Other	14 years	876	(171)	705
Total intangible assets, net		$24,714	$(18,995)	$5,719

	December 31, 2020
	Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	36-48 months	$8,425	$(8,388)	$37
Customer relationships	48 months	5,694	(3,166)	2,528
Publisher relationships	48 months	9,111	(3,986)	5,125
Trade names	8 years	1,805	(395)	1,410
Other	14 years	830	(118)	712
Total intangible assets, net		$25,865	$(16,053)	$9,812
No impairment charges were recorded for the Company’s intangible assets subject to amortization during the years ended December 31, 2021, 2020, and 2019.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020

As of December 31, 2021, estimated amortization related to the Company’s identifiable acquisition-related intangible assets in future periods was as follows:

Year Ending December 31,	Amount
(In thousands)
2022	$3,400
2023	1,047
2024	263
2025	263
2026	263
Thereafter	483
Total	$5,719
6. Long-Term Debt
Convertible Notes
On July 1, 2021, the Company completed the sale of $200 million aggregate principal amount of senior subordinated secured notes due July 1, 2026 (the “Notes”), in a private placement to institutional investors affiliated with the funds managed by The Baupost Group, L.L.C. (the “Baupost Investors”), pursuant to a Senior Subordinated Secured Note Purchase Agreement dated July 1, 2021 (the “Note Purchase Agreement”). Upon issuance of the Notes, the Company recorded a $36.0 million discount in connection with the embedded conversion feature, as well as deferred financing costs of $6.0 million in its consolidated balance sheet. The Notes, which were exchanged and cancelled upon the IPO, bore interest that accrued at the rate of (i) prior to July 1, 2024 10.0% per annum and (ii) on and after July 1, 2024, 14.5% per annum, payable quarterly and were guaranteed by certain of the Company’s wholly-owned subsidiaries and secured by a second priority lien on all of the Company’s and its subsidiaries’ tangible and intangible assets, subject to certain excluded assets, permitted liens and customary exceptions.
On July 27, 2021, in connection with the closing of the Company’s IPO and pursuant to the terms of the Note Purchase Agreement, the Company exchanged $200 million aggregate principal amount of the Notes due July 1, 2026 for $236.0 million aggregate principal amount of the Company’s 2.95% Convertible Senior Notes due 2026 (the “Convertible Notes”), pursuant to an indenture, dated as of July 27, 2021 (the “Indenture”), between the Company and The Bank of New York Mellon, as trustee. Upon the issuance of such Convertible Notes, the Notes and the obligations of the Company and the guarantee thereunder have been canceled and extinguished. The Convertible Notes will mature on July 27, 2026, unless earlier converted, redeemed or repurchased. In connection with the exchange of Notes to Convertible Notes, the Company recognized accelerated amortization of the unamortized discount and deferred issuance costs relating to the Notes totaling $42.0 million, which was recorded within charges related to exchange of senior notes upon IPO in the Company’s consolidated statement of operations for the year ended December 31, 2021. Deferred financing costs related to Convertible Notes were not material.
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
As described in Note 1, the Company early adopted ASU 2020-06 on January 1, 2021. The Company was not required to bifurcate the embedded conversion feature and the Convertible Notes were not issued with a substantial premium. As such, the Company accounted for the Convertible Notes as a liability under the no proceeds allocated model. The Company calculates earnings per share using the if-converted method.

Revolving Credit Facility
On November 2, 2021, the Company entered into the Second Amended and Restated Loan and Security Agreement with SVB (the “2021 Revolving Credit Facility”), which replaced its prior $35.0 million revolving credit facility that had matured. The 2021 Revolving Credit Facility provides, subject to borrowing availability and certain other conditions, for revolving loans in an aggregate principal amount of up to $75.0 million (the “Facility”), with a $15.0 million sub-facility for letters of credit. The Company’s borrowing availability under the Facility is calculated by reference to a borrowing base which is determined by specified percentages of eligible accounts receivable. The Facility will terminate on the earlier of (i) November 2, 2026 or (ii) 120 days prior to the maturity date of the Company’s 2.95% Convertible Senior Notes due 2026, unless the Convertible Notes have been converted to common equity securities of the Company.
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
The 2021 Revolving Credit Facility contains representations and warranties, including, without limitation, with respect to collateral; accounts receivable; financials; litigation, indictment and compliance with laws; disclosure and no material adverse effect, each of which is a condition to funding. Additionally, the 2021 Revolving Credit Facility includes events of default and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, without limitation, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, restricted payments and prepayment of the Convertible Notes and of junior indebtedness. The 2021 Revolving Credit Facility contains a financial covenant that requires, in the event that credit extensions under the Facility equal or exceed 85% of the available commitments under the Facility or upon the occurrence of an event of default, the Company to maintain a minimum consolidated monthly fixed charge coverage ratio of 1.00.
The obligations of the Company, and the other subsidiary co-borrowers under the 2021 Revolving Credit Facility are secured by a first-priority lien on substantially all the assets of the Company and such other subsidiary co-borrowers.
The Company was in compliance with all of the financial covenants under its 2021 Revolving Credit Facility as of December 31, 2021. As of December 31, 2021 and December 31, 2020, the Company had no borrowings outstanding under its revolving credit facilities and its available borrowing capacity was $75.0 million based on the defined borrowing formula. Deferred financing costs of $0.5 million were recorded within other assets on the company’s consolidated balance sheet as of December 31, 2021.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020
7. Commitments and Contingencies
Legal Proceedings and Other Matters
From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company is not currently a party to any material legal proceedings, nor is it aware of any pending or threatened litigation that, in its opinion, would have a material adverse effect on its business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.
On April 29, 2021, the Company was notified that the Antitrust Division of the U.S. Department of Justice is conducting a criminal investigation into the hiring practices in its industry that includes the Company. The Company is continuing to cooperate with the Antitrust Division. While there can be no assurance regarding the ultimate resolution of this matter, the Company does not believe that its conduct violated applicable law.
Lease and Other Commitments
The Company leases certain office facilities under non-cancelable operating lease arrangements for its U.S. and international locations that expire on various dates through 2027. These arrangements require the Company to pay certain operating expenses, such as taxes, repairs and insurance and contain renewal and escalation clauses. The Company recognizes rent expense under these arrangements on a straight-line basis over the term of the lease.
In addition, the Company leases certain equipment and computers under capital lease arrangements that expire at various dates through 2024.
As of December 31, 2021, the aggregate future non-cancelable minimum lease payments consist of the following:

Year Ending December 31:	Operating Leases	Capital Leases
	(In thousands)
2022	$4,214	$3,329
2023	3,128	1,741
2024	2,768	257
2025	2,630	—
2026	1,399	—
Thereafter	929	—
Total minimum payments required	$15,068	$5,327
Rent expense for all operating leases amounted to $4.0 million, $4.7 million and $5.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
8. Capitalization
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

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020

Initial Public Offering
On July 22, 2021, the Company’s Form S-1, filed on June 29, 2021, as amended, was declared effective by the SEC in connection with the Company’s IPO and its common stock began trading on Nasdaq on July 23, 2021. On July 27, 2021, the Company closed its IPO and issued 8,000,000 shares of its common stock at an initial offering price of $20.00 per share, receiving aggregate net proceeds of $145.1 million, after deducting underwriting discounts, commissions and other offering costs.
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
Reverse Stock Split
In July 2021, the Company’s Board and stockholders approved a 1-for-1.7 reverse stock split of its common and convertible preferred stock. The reverse stock split became effective on July 13, 2021. The par value of the common stock was not adjusted as a result of the reverse stock split. In addition, adjustments corresponding to the reverse stock split were made to the ratio at which the convertible preferred stock converted into common stock immediately prior to the closing of the IPO, in accordance with existing terms of the convertible preferred stock. All share and per-share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively to reflect the effect of the reverse stock split.
Share Repurchases
The Company may from time to time withhold shares in connection with tax obligations related to vesting of restricted stock units in accordance with the terms of its equity incentive plans and the underlying award agreements. During 2021, 2020 and 2019, the Company withheld 1,032,995 shares, 27,769 shares and 5,054 shares, respectively, with a fair value of $14.2 million, $0.3 million and $0.1 million, respectively, to satisfy the minimum employee tax withholding obligations.
See Note 13 for the new stock repurchase program approved by the Company’s Board in February 2022.
Convertible Preferred Stock
Prior to the IPO, the Company issued Series A-H convertible preferred stock. In connection with the IPO, all of the shares of the Company’s convertible preferred stock outstanding automatically converted into an aggregate of 28,091,267 shares of the Company’s common stock, with all series converted on a one-to-one basis, with the exception of Series F, which was converted at 1.14-to-1, based on the terms of the Series F agreement and the IPO price. The total carrying value of convertible preferred stock of $162.4 million was reclassified to stockholders’ equity (deficit). As of December 31, 2021, there were no shares of convertible preferred stock issued and outstanding.
The following table summarizes the Company’s convertible preferred stock at December 31, 2020:

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020

	December 31, 2020
Convertible Preferred Stock:	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Liquidation Price Per Share	Aggregate Liquidation Preference
	(In thousands, except share data)
Series A	4,156,416	4,156,417	$5,053	$1.22842	$5,106
Series B	8,568,094	8,568,095	11,717	1.40055	12,000
Series C	3,810,263	3,810,264	12,330	2.88694	11,000
Series D	3,373,545	3,373,545	35,035	10.43919	35,217
Series E	635,410	635,409	6,054	9.44265	6,000
Series F	3,143,191	3,128,258	35,606	22.8055	71,342
Series G	3,333,042	3,254,243	48,612	15.00131	48,818
Series H	746,602	726,218	8,037	15.00131	10,894
Total convertible preferred stock	27,766,563	27,652,449	$162,444		$200,377
The Company recorded its convertible preferred stock at fair value on the dates of issuance, net of issuance costs, outside of stockholders’ deficit because, in the event of certain “liquidation events” that are not solely within the Company’s control (including merger, acquisition, or sale of all or substantially all of its assets), the shares became redeemable at the option of the holders. The Company did not adjust the carrying values of the convertible preferred stock to the deemed liquidation values of such shares since a liquidation event was not probable prior to the Company’s IPO.
Prior to the conversion of the preferred stock into common stock in July 2021, the holders of the convertible preferred stock had the following rights, preferences, and privileges:
Conversion Rights
Each share of Series A, B, C, D, E, F, G and H convertible preferred stock was convertible at the option of the holder into the number of shares of common stock determined by dividing the original issue price by the applicable conversion price. The original issue price per share and initial conversion price per share is $1.22842 for Series A, $1.40055 for Series B, $2.88694 for Series C, $10.43919 for Series D, $9.44265 for Series E, $11.4028 for Series F and $15.00131 for Series G and Series H. At each reporting date, each share of Series A, B, C, D, E, F, G and H convertible preferred stock was convertible on a one-for-one basis into common stock at the respective conversion ratios. The conversion price for each share of convertible preferred stock was subject to adjustment for certain recapitalizations, splits, combinations, common stock dividends, or similar events. The conversion prices per share above reflect the adjustment for the 1-for-1.7 reverse stock split of the Company’s common stock, which became effective on July 13, 2021.
In the Event of a Qualified Initial Public Offering, each share of convertible preferred stock would automatically be converted into shares of common stock at the then-effective conversion price upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment underwriting pursuant to a registration statement under the Securities Act of 1933, as amended, yielding at least $30.0 million net to the Company (adjusted to reflect subsequent stock dividends, stock splits, or recapitalizations).
The conversion price per share of the Series A, B, C, D, E, F, G and H convertible preferred stock would have been reduced if the Company issued any additional stock without consideration or for consideration per share less than the Series A, B, C, D, E, F, G and H convertible preferred stock conversion price in effect for that series.
Conversion Price Ratchet Adjustments in the Event of a Qualified Initial Public Offering
In the event of an IPO, if the IPO price per share was less than $15.65879 per share (or 1.5 times the Series D original issuance price), the conversion price of the Series D convertible preferred stock would automatically adjust to be the lower of (i) the conversion price then in effect for the Series D or (ii) two-thirds (2/3) of the original conversion price of $10.43919 per share.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020

If the IPO price per share was less than $22.8055 per share (or 2.0 times the Series F original issuance price), the conversion price of the Series F convertible preferred stock would automatically adjust to be the lower of the (i) the conversion price then in effect for the Series F convertible preferred stock or (ii) the Series F convertible preferred stock original issuance price of $11.40275 multiplied by a fraction, the denominator of which is the Series F convertible preferred stock preference of $22.8055 per share and the numerator of which is the IPO price. Accordingly, upon the Company’s IPO at $20.00 per share, Series F was converted to common stock at a ratio of 1.14-to-1.
If the IPO price per share was less than $15.00131 per share (or the Series G original issuance price) the conversion price of the Series G convertible preferred stock would automatically be adjusted to the IPO price concurrently with the closing of the IPO.
9. Stock-based Compensation
Equity Incentive Plans
In July 2021, the Board and the Company’s stockholders approved, the 2021 Long-Term Incentive Plan (the “2021 LTIP”), which became effective in connection with the closing of the Company’s IPO. A total of 5,050,000 shares of the Company’s common stock have been reserved for issuance under the 2021 LTIP, which is subject to automatic annual increases. The 2021 LTIP may be used to grant, among other award types, stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). The number of shares of common stock reserved for future issuance under the 2021 LTIP will also be increased pursuant to provisions for annual automatic evergreen increases. The Company’s previous awards issued under its 2007 Omnibus Securities and Incentive Plan, as amended and restated on January 21, 2009 (“2007 Plan”), remain subject to the 2007 Plan. As of December 31, 2021, approximately 172,000 and 5,050,000 shares were available for grant under the 2007 Plan and the 2021 LTIP, respectively.
The Company recognizes stock-based compensation for stock-based awards, including stock options, RSAs, RSUs and stock appreciation rights (“SARs”) based on the estimated fair value of the awards. The Company estimates the fair value of its stock option awards on the grant date using the Black-Scholes option pricing model. The fair value of RSAs and RSUs is the fair value of the Company’s common stock on the date of grant.
In its accompanying consolidated statements of operations, the Company recognized stock-based compensation as follows:

	Year Ended December 31,
	2021		2020	2019
	(in thousands)
Research and development	$3,959		$810	$672
Sales and marketing	8,656		2,071	2,067
General and administrative	13,692		707	1,137
Total stock-based compensation	$26,307	(1)	$3,588	$3,876
(1) Includes $16.5 million of stock-based compensation expense recorded in connection with the Company’s stock option awards, RSAs, RSUs and SARs for which the service condition has been met and a performance condition was satisfied upon the Company’s IPO, which was a qualifying liquidity event. Stock-based compensation expense for unvested awards will be recognized over the remainder of the requisite service period.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020

Determination of Fair Value
There were no stock options granted in 2019. The estimated grant-date fair value of all of the Company’s stock options granted in 2021 and 2020 was calculated using the Black-Scholes option pricing model, based on the following assumptions and inputs, each of which is subjective and generally requires significant judgment:

	Year Ended December 31,
	2021	2020
Grant date fair value	$5.95	$4.61
Expected term (in years)	6.03	6.02
Risk-free interest rate	1.29%	0.52%
Expected volatility	43%	44%
Dividend rate	0%	0%
Expected term.
The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For option grants that are considered to be “plain vanilla,” the Company determines expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards. For other option grants, the Company considers several factors in estimating the expected term including the expected lives used by a peer group of companies within the Company’s industry that are considered to be comparable to its business, the historical option exercise behavior of the Company’s employees and post-vesting employment termination behavior taking into account the contractual life of the award. The expected term for options or warrants issued to non-employees is the contractual term.
Risk-Free Interest Rate
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock-based awards’ expected term.
Expected Volatility.
Because the Company has a short trading history of its common stock, expected volatility was derived from the average historical stock volatilities of several actively traded public companies within the Company’s industry that it considers to be comparable to its business over a period equivalent to the expected term of the stock-based awards.
Dividend rate.
The expected dividend rate was assumed to be zero as the Company has not paid and does not anticipate paying any dividends in the foreseeable future.
Fair value of common stock.
For stock options granted subsequent to the Company’s IPO, fair value is based on the closing price of its common stock reported on Nasdaq on the date of grant. Prior to the Company’s IPO, because there was no public market for its common stock, the fair value was determined by its board of directors, with input from management and valuation reports performed by third-party valuation specialists.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020

The following table summarizes stock option activity for the year ended December 31, 2021:

	Stock Options
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (In thousands)
Outstanding—December 31, 2020	5,475,481	$6.36
Granted	37,624	$13.87
Exercised	(1,725,491)	$3.29
Forfeited	(304,714)	$4.66
Outstanding - December 31, 2021	3,482,900	$8.11	4.87	$20,513
Exercisable—December 31, 2021	2,648,522	$7.19	3.58	$18,032
The following table summarizes RSU activity for the year ended December 31, 2021:

	RSUs
	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding—December 31, 2020	3,924,500	$9.35
Granted	601,079	$13.53
Vested	(2,514,210)	$9.00
Forfeited	(163,227)	$10.50
Outstanding—December 31, 2021	1,848,142	$11.51
Stock Options
The aggregate intrinsic value of options exercised was $16.4 million and $3.4 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, total unrecognized stock-based compensation related to unvested stock options was $3.9 million, which is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock and Restricted Stock Units
All of the Company’s RSAs and certain of the Company’s RSUs had a performance condition, which was met upon the Company’s IPO and the expense was recognized based on the requisite service period that has been met to date. As of December 31, 2021, the unrecognized stock-based compensation cost related to unvested RSUs was $22.3 million, which is expected to be recognized over a weighted average period of 2.8 years and there was no remaining stock-based compensation cost related to RSAs.
Stock Appreciation Rights (SARs)
In 2014, the Company granted SARs with a contractual term of 10 years, to certain employees. These awards vest subject to performance conditions and can be cash or share settled, at the option of the employee, and are subject to liability accounting due to vesting upon the Company’s IPO, which will be remeasured at the end of each reporting period until these awards are settled. As of December 31, 2021, 3,390 SAR awards were outstanding with a fair value of $8.49, a weighted average remaining contractual term of 2.7 years and an aggregate intrinsic value of $0.02 million.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020

Stock-Based Awards Granted Outside of Equity Incentive Plans
Warrants
From 2007 to 2016, the Company issued equity classified warrants to purchase shares of common stock to certain third-party advisors, consultants and financial institutions with exercise prices ranging from $0.002 to $7.65 per share. In July 2021, 244,619 warrants that would have expired if not exercised prior to the Company’s IPO were exercised. The exercise period of the warrants is until the earlier of the closing of an IPO, the closing of a deemed liquidation event or the end of the warrant term. These warrants vest immediately.
The following table summarizes warrant activity outside of the Plan and related information:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Warrants (in thousands)

Outstanding—December 31, 2020	621,089	$4.81	3.89	$1,858
Warrants exercised	(244,619)	0.57
Outstanding and exercisable—December 31, 2021	376,470	$7.57	3.37	$2,420
Employee Stock Purchase Plan
In July 2021, the Board and the Company’s stockholders approved a new 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the closing of the Company’s IPO. A total of 1,263,000 shares of the Company’s common stock have been reserved for issuance under the ESPP, which is subject to automatic annual increases.
10. Net Income (Loss) Per Common Share
Prior to the Company’s IPO in 2021, Company applied the two-class method to calculate basic and diluted income (loss) per share attributable to common stockholders as shares of its convertible preferred stock, when outstanding, were participating securities due to their participation rights. The two-class method is an earnings allocation method under which earnings per share is calculated for common stock considering a participating security’s rights to undistributed earnings as if all such earnings had been distributed during the period. The Company’s participating securities were not included in the computation of loss per share attributable to common stockholders in periods of net loss because the convertible preferred stockholders had no contractual obligation to participate in losses. Subsequent to its adoption of ASU 2020-06 on January 1, 2021, the Company utilized the if-converted method to calculate the dilutive impact of Convertible Notes and its previously outstanding convertible preferred stock on its earnings per share for the year ended December 31, 2021.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except share and per share data)
Numerator:
Basic and diluted:
Net income (loss)	$10,995	$4,357	$(20,514)
Less: undistributed income allocated to participating securities	—	(2,688)	—
Net income (loss) attributable to common stockholders	$10,995	$1,669	$(20,514)

Denominator:
Basic weighted-average shares used in computing net income (loss) attributable to common stockholders, basic	35,159,757	16,816,178	15,275,129
Weighted average dilutive share equivalents:
Preferred stock, stock options, warrants and RSUs	18,734,590	3,370,624	—
Diluted weighted-average shares used in computing net income (loss) attributable to common stockholders	53,894,347	20,186,802	15,275,129

Net income (loss) per share attributable to common stockholders:
Basic	$0.31	$0.10	$(1.34)
Diluted	$0.20	$0.08	$(1.34)
The following weighted-average shares have been excluded from the calculation of diluted income (loss) per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Convertible preferred stock	—	27,652,451	27,652,451
Options to purchase common stock	1,080,703	1,867,546	2,572,310
Convertible debt	9,440,000	—	—
Warrants	—	297,299	425,092
Restricted stock units	—	233,782	405,415
Total shares excluded from diluted net income (loss) per share	10,520,703	30,051,078	31,055,268
11. Income Taxes
The components of (loss) income before income taxes and the income tax (benefit) provision are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
United States	$(38,175)	$(8,213)	$(13,028)
Foreign	23,640	15,863	(2,006)
(Loss) income before provision for income taxes	$(14,535)	$7,650	$(15,034)

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Current provisions for income taxes:
Federal	$—	$—	$(43)
State	541	81	12
Foreign	5,739	5,468	5,652
Total current	6,280	5,549	5,621
Deferred tax benefit:
Federal	(25,787)	226	170
State	(5,558)	46	40
Foreign	(465)	(2,528)	(351)
Total deferred tax benefit	(31,810)	(2,256)	(141)
(Benefit) provision for income taxes	$(25,530)	$3,293	$5,480
The reconciliation of the statutory federal income tax and the Company’s effective income tax is as follows:

	Year Ended December 31,
	2021	2020	2019
Tax at statutory federal rate	21.0%	21.0%	21.0%
State tax—net of federal benefit	1.9%	(3.9)%	1.8%
Foreign withholding taxes	(2.9)%	25.4%	—
Foreign rate differential	3.2%	(9.6)%	(0.9)%
Stock compensation and other permanent items	(24.9)%	10.0%	(16.5)%
Tax rate change	(4.4)%	(3.4)%	—
Uncertain tax positions	(18.9)%	(11.2)%	(13.7)%
Change in valuation allowance	209.4%	(32.0)%	(34.7)%
GILTI Inclusion—US	(19.3)%	59.4%	—
Foreign tax credit carryforwards	4.9%	(5.9)%	—
Capital loss carryforwards	—%	(19.9)%	—
Return to provision adjustments	5.4%	11.8%	8.0%
Other	0.2%	1.3%	(1.5)%
Effective tax rate	175.6%	43.0%	(36.5)%

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020

Deferred taxes are the result of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities at December 31, 2021 and 2020 were comprised of the following:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$21,498	$31,930
Foreign tax credit carryforwards	1,797	479
Capital loss carryforwards	3,388	4,036
Stock-based compensation	396	861
Accruals, reserves, and other	6,458	6,409
Senior notes interest & deferred financing fees	10,275	—
Allowance for doubtful accounts	1,017	1,003
Gross deferred tax assets	44,829	44,718
Valuation allowance	(10,731)	(41,201)
Total deferred tax assets	34,098	3,517
Deferred tax liabilities:
Intangible assets and capitalized software	(2,859)	(4,139)
Total deferred tax liabilities	(2,859)	(4,139)
Net deferred tax liability	$31,239	$(622)
As of December 31, 2020, the Company had a valuation allowance against its U.S. deferred tax assets of $40.7 million. The Company regularly assesses the need for the valuation allowance on its deferred tax assets, and to the extent that it determines that an adjustment is needed, such adjustment will be recorded in the period that the determination is made. During the fourth quarter of 2021, the Company reassessed the need for a valuation allowance, considering, among other things, its cumulative pre-tax book income, excluding one-time expenses, in the three-year period ended December 31, 2021. After weighing all of the evidence, the Company determined that the positive evidence in favor of releasing a portion of the valuation allowance, particularly the evidence that was objectively verifiable, outweighed the negative evidence against releasing the allowance as of December 31, 2021 on certain U.S. deferred tax assets.
The positive evidence that weighed in favor of releasing the U.S valuation allowance on certain deferred tax assets at December 31, 2021 included the following factors:
•The Company’s U.S. entities have cumulative pre-tax book income for the three-year period ending December 31, 2021, excluding one-time expenses related to its IPO and Senior Note issuance;
•The Company’s U.S. entities are expected to have consolidated federal and state taxable income in 2021 and in future years, which is expected to be offset against net operating loss carryforwards to the extent allowable by federal and state tax laws; and
•Federal net operating losses generated prior to 2018 have a twenty-year carry-over period. As such, the Company anticipates that most of its U.S. net operating loss carryforwards will be utilized before their statutory expiration date.
The negative evidence considered included a history of U.S. federal taxable losses prior to 2018.
As a result of its analysis, the Company concluded that it is more likely than not that the majority of the U.S. deferred tax assets will be realized. As a result, during the fourth quarter of 2021, the Company released $31.8 million of its U.S. valuation allowance.
As of each reporting date, the Company will consider existing evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. It is possible that the valuation allowance could change in the next 12 months.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the Company recorded a valuation allowance of $10.7 million and $41.2 million against the U.S. and U.K. deferred tax assets as of December 31, 2021 and December 31, 2020, respectively. The net valuation allowance decreased by $30.5 million and $2.4 million for the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021 and 2020, the Company had U.S. federal net operating loss carryforwards of $56.6 million and $105.8 million, respectively. The federal net operating loss carryforwards will expire at various amounts beginning in the year ending December 31, 2032, if not utilized. As of December 31, 2021 and 2020, the Company had state net operating loss carryforwards of $120.5 million and $126.3 million, respectively. State net operating losses will expire at various amounts beginning in the year ending December 31, 2025, if not utilized. As of December 31, 2021 and 2020, the Company had U.K. foreign tax credits of $1.8 million and $0.5 million, respectively. These foreign tax credits can be carried forward indefinitely.
Utilization of the net operating losses may be subject to an annual limitation provided for in the Code under Section 382 and similar state codes. As of December 31, 2021, $3.2 million of federal net operating losses are currently limited from use under such provisions and any annual limitation could result in the expiration of net operating loss carryforwards before utilization.
While the Company has recognized the U.S. federal tax impact on a portion of the undistributed earnings of its foreign subsidiaries under the Tax Cuts and Jobs Act, enacted in 2017 (“Tax Act”), its policy with respect to foreign earnings remains unchanged and the Company considers them to be indefinitely reinvested. Upon distribution of those earnings in the form of a dividend or otherwise, the Company could be subject to taxes, including withholding taxes payable to various foreign countries, for which a deferred tax liability is not currently recognized.
Unrecognized Tax Benefits
The activity related to the gross amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Beginning balance	$1,232	$2,087	$33
Decreases due to tax settlements and expirations of statutes of limitations	(728)	(1,243)	(33)
Additions based on tax positions related to prior year	2,323	67	1,793
Additions based on tax positions related to current year	445	321	294
Ending balance	$3,272	$1,232	$2,087
If recognized, the Company’s gross unrecognized tax benefits would not have a material impact on its effective tax rate for the year ended December 31, 2021. While it is often difficult to predict the outcome of any particular uncertain tax position, the Company believes it is reasonably possible that its unrecognized tax benefits will decrease by approximately $0.4 million during the next 12 months. The Company further expects that the amount of unrecognized tax benefits will continue to change in the future as a result of ongoing operations, the outcomes of audits, and the expiration of the statute of limitations. This change is not expected to have a significant impact on the Company’s results of operations or financial condition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax (benefit) provision. For the years ended December 31, 2021, 2020 and 2019, the Company recognized $(0.1) million, $(0.1) million, and $0.4 million of accrued interest and penalties, respectively, which are reflected in the table above.
The Company is subject to taxation in the United States, various states, and several foreign jurisdictions. The Company establishes reserves for open tax years for uncertain tax positions that may be subject to challenge by various taxing authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate. United States and foreign jurisdictions have statute of limitations generally ranging from 3

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2021 and 2020

to 5 years. However, the statute of limitations does not begin for years that a net operating loss carryforward was generated until the loss is applied against taxable income. In that scenario, the taxing authority can only make adjustments in the original loss year to the extent of the net operating loss. Open audit years in the United States are 2013 through 2021, in the U.K. are 2017 through 2021 and in Israel are 2020 and 2021.
12. Segment Information
The following table represents total revenue based on where the Company’s marketers are physically located:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
USA	$372,855	$288,789	$258,377
Europe, the Middle East and Africa (EMEA)	523,580	398,923	347,696
Other	119,195	79,430	81,260
Total revenue	$1,015,630	$767,142	$687,333
The Company’s property, equipment and capitalized software, net by geographic location is summarized as follows:

	December 31,
	2021	2020
	(In thousands)
USA	$25,246	$22,069
EMEA	2,638	2,264
Other	124	423
Total property, equipment and capitalized software, net	$28,008	$24,756
13. Subsequent Events

On February 28, 2022, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to purchase up to $30 million of the Company's common stock, par value $0.001 per share, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase program may be commenced, suspended or terminated at any time by the Company at its discretion without prior notice.
On November 19, 2021, the Company entered into a definitive agreement, by and among the Company and the shareholders of video intelligence AG (“vi”), a Swiss-based contextual video technology company for digital media owners, for the acquisition of all of the outstanding shares of vi for a purchase price of approximately $55 million. The acquisition was completed on January 5, 2022. The purchase price was paid in the form of cash and Outbrain common stock, with the first installment of $37.3 million in cash and the equity portion paid at closing, and the substantial majority of the remaining cash balance payable in the third quarter of 2022. The equity portion of the purchase price is subject to a post-closing adjustment based on market price of our stock to be determined one year from closing, at which time any required adjustment is to be paid in cash. Aggregate consideration for the acquisition of vi will not exceed approximately $55 million in total. The purpose of the acquisition was to expand the Company’s video product offerings to include in-stream high-quality video content, delivering a better user experience and more value to its advertisers. This acquisition will be accounted for as a business combination and the results of the acquired entity will be included in our results of operations beginning as of the acquisition date in 2022. The Company is in the process of performing a business valuation and preparing its purchase price allocation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-Chief Executive Officers (“co-CEOs”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2021. Based on such evaluation, our co-CEOs and CFO have concluded that as of December 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to the directors and executive officers of the Company, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as required by this Item 10, will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2022 annual meeting of stockholders pursuant to Regulation 14A not later than 120 days after December 31, 2021 (the "2022 Proxy Statement"), and such information is incorporated herein by reference.
The Company’s corporate governance policies and procedures, including the Code of Business Conduct and Ethics and Charters of the Committees of the Board are available, free of charge, on its website under the headings Investors / Governance at https://investors.outbrain.com/governance/documents-charters, or by writing to Outbrain Inc., 111 West 19th Street, New York, New York 10011, c/o Corporate Secretary. The Company’s Code of Business Conduct applies to all of its directors, officers and employees.
Item 11. Executive Compensation
Information relating to executive compensation and the Compensation Committee, as required by this Item 11, will be contained in the 2022 Proxy Statement, and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to certain beneficial ownership of certain stockholders and management, as well as certain other information required by this Item 12, will be contained in the 2022 Proxy Statement, and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Party Transactions
Information relating to certain relationships and related transactions, as required by this Item 13, will be contained in the 2022 Proxy Statement, and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to fees paid to and services performed by KPMG LLP and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services, as required by this Item 14, will be contained in the 2022 Proxy Statement, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements	Page
Report of Independent Registered Public Accounting Firm	68
Consolidated Balance Sheets	69
Consolidated Statements of Operations	70
Consolidated Statements of Comprehensive Income (Loss)	71
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)	72
Consolidated Statements of Cash Flows	73
Notes to Consolidated Financial Statements	75
(a) (2) Financial Statement Schedules
None.
(a) (3) Exhibits
See the Exhibit Index of this Annual Report on Form 10-K

EXHIBIT INDEX

Exhibit No.	Description
3.1
Twelfth Amended and Restated Certificate of Incorporation of the Company, as currently in effect (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).

3.2	Amended and Restated By-laws of the Company, as currently in effect (incorporated by reference to Exhibit 3.4 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).
4.1	Specimen stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).
4..2
Amended and Restated Investors’ Rights Agreement by and among the Company and the other parties thereto dated April 1, 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1 filed with the SEC on June 29, 2021)

4.3*	Warrant to purchase shares of common stock issued to Silicon Valley Bank dated September 29, 2016.
4.4
Warrant to purchase shares of common stock issued to Silicon Valley Bank dated November 20, 2014 (incorporated by reference to Exhibit 4.4 to the Company's Form S-1 filed with the SEC on June 29, 2021).

4.5
Indenture, dated as of July 27, 2021, by and between Outbrain Inc. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on July 28, 2021).

4.6	Form of 2.95% Convertible Senior Note due 2026 (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on July 28, 2021).
4.7*	Description of Registrant’s Securities
10.1	Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).
10.2
Second Amended and Restated Loan and Security Agreement, dated as of November 2, 2021, by and among the Company, as lead borrower, certain of its domestic subsidiaries, as co-borrowers, and Silicon Valley Bank, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 8, 2021).

10.3†	2007 Omnibus Securities and Incentive Plan, as amended and restated, and foreign addenda (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed on June 29, 2021).
10.4†	2021 Long-Term Incentive Plan, and foreign addenda (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).
10.5†
Amended and Restated Employment Agreement, dated July 19, 2021, by and between Elise Garofalo and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).

10.6†
Executive Employment Agreement, dated July 19, 2021, by and between Yaron Galai and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).

10.7†
Executive Employment Agreement, dated July 19, 2021, by and between David Kostman and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).

10.8†	Form of 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).
10.9
English Translation of Unprotected Lease Agreement dated January 17, 2017 by and between Cash and Carry Food Services Ltd. and Outbrain Israel Ltd. (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1 filed with the SEC on June 29, 2021).

10.10
Senior Subordinated Secured Note Purchase Agreement dated July 1, 2021 by and between the Registrant, Baupost Private Investments A-2, L.L.C., Baupost Private Investments B-2, L.L.C., Baupost Investments C-2, L.L.C., Baupost Private Investments P-2, L.L.C., Baupost Private Investments Y-2, L.L.C., Baupost Private Investments BVI-2, L.L.C., Baupost Private Investments BVII-2, L.L.C., Baupost Private Investments BVIII-2, L.L.C., Baupost Private Investments BVIV-2, L.L.C. and The Bank of New York Mellon (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1/A filed with the SEC on July 6, 2021).

Exhibit No.	Description
10.11
Sublease Agreement dated July 14, 2021 by and between Dineinfresh, Inc. d/b/a Plated and the Company (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).

21.1*	List of subsidiaries of the Company.
23.1*	Consent of KPMG LLP, independent registered public accountants.
24.1*	Power of attorney (included in signature page of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*❖	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________
* Filed herewith.
❖ This certification is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
† Compensatory plan or agreement.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OUTBRAIN INC.
By:	/s/ David Kostman
Name: David Kostman
Title: Co-Chief Executive Officer
Date: March 18, 2022
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yaron Galai, David Kostman, Elise Garofalo and Veronica Gonzalez, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yaron Galai	Co-Founder and Co-Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 18, 2022
Yaron Galai
/s/ David Kostman	Co-Chief Executive Officer and Director	March 18, 2022
David Kostman
/s/ Ori Lahav	Co-Founder, Chief Technology Officer and General Manager, Israel	March 18, 2022
Ori Lahav
/s/ Elise Garofalo	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2022
Elise Garofalo
/s/Yoni Cheifetz	Director	March 18, 2022
Jonathan (Yoni) Cheifetz
/s/Shlomo Dovrat	Director	March 18, 2022
Shlomo Dovrat
/s/Arne Wolter	Director	March 18, 2022
Arne Wolter
/s/ Kate Taneyhill Jhaveri	Director	March 18, 2022
Kate Taneyhill Jhaveri
/s/Dom Vidal	Director	March 18, 2022
Dominique Vidal