Form 10-Q
period 2022-03-31
Outbrain Inc.
filed 2022-05-16
CIK 1454938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Registrant's telephone number, including area code: (646) 867-0149
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of May 2, 2022, Outbrain Inc. had 57,729,459 shares of common stock outstanding.

Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements, may include, without limitation, statements generally relating to possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions or are not statements of historical facts. We have based these forward-looking statements largely on our expectations and projections regarding future events and trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including, but not limited to:
•overall advertising demand and traffic generated by our media partners;
•factors that affect advertising demand and spending, such as unfavorable economic or business conditions or downturns, instability or volatility in financial markets, and other events or factors outside of our control, such as geopolitical concerns, including the conflict between Russia and Ukraine, supply chain issues, inflationary pressures, labor market volatility, and the pace of recovery or any resurgences of the COVID-19 pandemic;
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
•political and regulatory risks in the various markets in which we operate; the challenges of compliance with differing and changing regulatory requirements; and
•the risks incorporated by reference in Part II, Item 1A "Risk Factors" in this Report, as such factors may be revised or supplemented in subsequent filings with the SEC, and those included elsewhere in this Report.

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

Part I Financial Information
Item 1. Financial Statements
OUTBRAIN INC.
Condensed Consolidated Balance Sheets
(In thousands, except for number of shares and par value)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$410,875	$455,397
Accounts receivable, net of allowances	179,264	192,814
Prepaid expenses and other current assets	26,255	27,873
Total current assets	616,394	676,084
Property, equipment and capitalized software, net	29,597	28,008
Operating lease right-of-use assets, net	14,302	—
Intangible assets, net	29,533	5,719
Goodwill	63,063	32,881
Deferred tax assets	32,914	32,867
Other assets	18,461	20,331
TOTAL ASSETS	$804,264	$795,890

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$135,595	$160,790
Accrued compensation and benefits	21,679	23,331
Accrued and other current liabilities	113,320	99,590
Deferred revenue	6,348	4,784
Total current liabilities	276,942	288,495
Long-term debt	236,000	236,000
Operating lease liabilities, non-current	10,857	—
Other liabilities	18,765	14,620
TOTAL LIABILITIES	$542,564	$539,115
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, par value of $0.001 per share — 1,000,000,000 shares authorized; 58,994,429 shares issued and 57,563,111 shares outstanding as of March 31, 2022 and 58,015,075 shares issued and 56,701,394 shares outstanding as of December 31, 2021	$59	$58
Preferred stock, par value of $0.001 per share — 100,000,000 shares authorized, none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	444,218	434,945
Treasury stock, at cost, 1,431,318 shares as of March 31, 2022 and 1,313,681 shares as of December 31, 2021	(18,222)	(16,504)
Accumulated other comprehensive loss	(5,215)	(4,474)
Accumulated deficit	(159,140)	(157,250)
TOTAL STOCKHOLDERS’ EQUITY	$261,700	$256,775
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$804,264	$795,890

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Operations
(In thousands)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Revenue	$254,216	$228,024
Cost of revenue:
Traffic acquisition costs	190,696	167,613
Other cost of revenue	9,589	6,942
Total cost of revenue	200,285	174,555
Gross profit	53,931	53,469
Operating expenses:
Research and development	10,428	8,428
Sales and marketing	27,395	19,868
General and administrative	16,034	10,393
Total operating expenses	53,857	38,689
Income from operations	74	14,780
Other expense, net:
Interest expense	(1,871)	(170)
Interest income and other income (expense), net	(1,081)	(2,253)
Total other expense, net	(2,952)	(2,423)
(Loss) income before provision for income taxes	(2,878)	12,357
(Benefit) provision for income taxes	(988)	1,611
Net (loss) income	$(1,890)	$10,746

Weighted average shares outstanding:
Basic	57,237,012	17,221,336
Diluted	57,237,012	20,057,226

Net (loss) income per common share:
Basic	($0.03)	$0.24
Diluted	($0.03)	$0.21
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Net (loss) income	$(1,890)	$10,746
Other comprehensive (loss) income:
Foreign currency translation adjustments	(741)	1,220
Comprehensive (loss) income	$(2,631)	$11,966
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except for number of shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance – January 1, 2022	58,015,075	$58	$434,945	(1,313,681)	$(16,504)	$(4,474)	$(157,250)	$256,775
Exercise of employee stock options, warrants and restricted stock awards, net of shares withheld for taxes	411,855	1	2,273	(95,138)	(1,425)	—	—	849
Vesting of restricted stock units, net of shares withheld for taxes	211,713	—	—	(22,499)	(293)	—	—	(293)
Acquisition stock consideration	355,786	—	4,190	—	—	—	—	4,190
Stock-based compensation	—	—	2,810	—	—	—	—	2,810
Other comprehensive loss	—	—	—	—	—	(741)	—	(741)
Net loss	—	—	—	—	—	—	(1,890)	(1,890)
Balance –March 31, 2022	58,994,429	$59	$444,218	(1,431,318)	$(18,222)	$(5,215)	$(159,140)	$261,700

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance – January 1, 2021	27,652,449	$162,444	17,439,488	$17	$95,055	(280,686)	$(2,350)	$(4,290)	$(168,245)	$(79,813)
Exercise of employee stock options, net of shares withheld for taxes	—	—	129,490	1	544	(26,344)	(249)	—	—	296
Vesting of restricted stock units	—	—	105,101	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,539	—	—	—	—	1,539
Other comprehensive income	—	—	—	—	—	—	—	1,220	—	1,220
Net income	—	—	—	—	—	—	—	—	10,746	10,746
Balance –March 31, 2021	27,652,449	$162,444	17,674,079	$18	$97,138	(307,030)	$(2,599)	$(3,070)	$(157,499)	$(66,012)

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,890)	$10,746
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	2,404	1,604
Amortization of capitalized software development costs	2,295	1,997
Amortization of intangible assets	1,569	926
Stock-based compensation	2,733	1,487
Non-cash operating lease expense	1,168	—
(Benefit) provision for credit losses	(249)	653
Deferred income taxes	(340)	(385)
Other	1,054	2,401
Changes in operating assets and liabilities:
Accounts receivable	15,885	13,916
Prepaid expenses and other current assets	1,418	(1,495)
Other assets	1,560	197
Accounts payable and accrued and other current liabilities	(31,121)	(27,191)
Operating lease liabilities	(1,097)	—
Deferred revenue	1,659	440
Other	311	110
Net cash (used in) provided by operating activities	(2,641)	5,406

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(34,524)	—
Purchases of property and equipment	(2,809)	(239)
Capitalized software development costs	(3,445)	(2,529)
Other	14	(19)
Net cash used in investing activities	(40,764)	(2,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	2,274	548
Tax withholdings on vested stock-based compensation awards	(1,718)	(249)
Principal payments on finance lease obligations	(1,014)	(1,106)
Net cash used in financing activities	(458)	(807)

Effect of exchange rate changes	(663)	(430)

Net (decrease) increase in cash, cash equivalents and restricted cash	(44,526)	1,382
Cash, cash equivalents and restricted cash — Beginning	455,592	94,067
Cash, cash equivalents and restricted cash — Ending	411,066	$95,449

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$410,875	$95,042
Restricted cash, included in other assets	191	407
Total cash, cash equivalents, and restricted cash	$411,066	$95,449

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$2,393	$53
Cash paid for interest	$3,606	$162

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized for software development costs	$77	$52
Purchases of property and equipment included in accounts payable	$13	$2
Property and equipment financed under capital obligation arrangements	$—	$842
Acquisition consideration payable	$11,483	$—
Stock consideration issued for acquisition of a business	$4,190	$—
Deferred financing costs included in accounts payable and accrued expenses	$42	$—
See Accompanying Notes to Consolidated Financial Statements.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization, Description of Business, Basis of Presentation, Use of Estimates and Recently Adopted Accounting Pronouncements
Organization and Description of Business
Outbrain Inc., together with its subsidiaries, (“Outbrain”, the “Company”, “we”, “our” or “us”) was incorporated in August 2006 in Delaware. The Company is headquartered in New York, New York and has wholly owned subsidiaries in Israel, Europe, Asia, Brazil and Australia. In connection with the Company’s initial public offering (“IPO”), its common stock began trading on The Nasdaq Stock Market LLC (“Nasdaq”) on July 23, 2021 under “OB” ticker.
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
Basis of Presentation
The accompanying condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 18, 2022 ("2021 Form 10-K").
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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company generally does not require collateral to secure its accounts receivable. No single marketer accounted for 10% or more of the Company’s total revenue for the three months ended March 31, 2022 or 2021, or for 10% or more of its gross accounts receivable balance as of March 31, 2022 or December 31, 2021.
During the three months ended March 31, 2022, one media owner accounted for approximately 10% of the Company’s total traffic acquisition costs. For the three months ended March 31, 2021, two media owners individually accounted for approximately 12% and 10% of the Company’s total traffic acquisition costs.
Segment Information
The Company has one operating and reporting segment. The Company’s chief operating decision maker is its Co-Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis.
New Accounting Pronouncements
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
Recently Adopted Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, “Leases (Topic 842)”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). This comprehensive new standard amends and supersedes existing lease accounting guidance and is intended to increase transparency and comparability by recognizing right-of-use (“ROU”) lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. In July 2018, this guidance was amended to allow companies to use the beginning of the period in which this standard is adopted as the date of initial application.

The Company adopted Topic 842 on January 1, 2022 using the transition election allowing it not to restate prior periods. As such, results for reporting periods beginning on January 1, 2022 are presented under Topic 842, while prior period amounts continue to be reported in accordance with the Company’s historical accounting treatment under ASC 840, Leases. The Company elected the package of practical expedients permitted under the transition guidance, which allows not to reassess its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to separate the lease and non-lease components for its real estate leases and not to recognize lease assets and liabilities for operating leases with initial terms of 12 months or less. The Company did not elect the “hindsight” practical expedient. The Company uses its incremental borrowing rate to determine the present value of lease payments, as the Company’s leases do not have a readily determinable implicit discount rate. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount in a similar economic environment.

Upon adoption, the Company recognized operating right of use assets of $14.8 million and operating lease liabilities of $15.2 million in its consolidated balance sheet as of January 1, 2022. In addition, the Company reclassified deferred rent and lease incentives as a component of right-of-use assets. The adoption of the new lease standard did not have a material impact the Company’s results of operations or cash flows and there was no cumulative-effect adjustment to the opening balance of retained earnings.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Credit Losses
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires consideration of forward-looking information to calculate credit loss estimates. These changes will result in an earlier recognition of credit losses. The Company's financial assets held at amortized cost include accounts receivable. The amendments in ASU 2020-05 deferred the effective date for Topic 326 to fiscal years beginning after December 15, 2022. The Company early adopted ASU 2016-13 as of January 1, 2022, using the adoption method based on the aging schedules of accounts receivable. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
See Note 1 to the Company’s audited consolidated financial statements for the year ended December 31, 2021 in the Company’s 2021 Form 10-K for a complete disclosure of the Company’s significant accounting policies.
2. Revenue Recognition
The following table presents total revenue based on where the Company’s marketers are physically located:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
USA	$85,577	$78,087
Europe, the Middle East and Africa (EMEA)	139,675	126,545
Other	28,964	23,392
Total revenue	$254,216	$228,024
Contract Balances
There were no contract assets as of March 31, 2022 or December 31, 2021. Contract liabilities primarily relate to advance payments and consideration received from customers. As of March 31, 2022 and December 31, 2021, the Company’s contract liabilities were recorded as deferred revenue in the condensed consolidated balance sheets.
3. Acquisition
On November 19, 2021, the Company entered into a definitive agreement, by and among the Company and the shareholders of video intelligence AG (“vi”), a Swiss-based contextual video technology company for digital media owners, for the acquisition of all of the outstanding shares of vi for a purchase price of approximately $55 million. The acquisition was completed on January 5, 2022. The purchase price was paid in the form of cash and Outbrain common stock, with the first installment of $37.3 million in cash and the equity portion paid at closing, and the substantial majority of the remaining cash balance payable in the third quarter of 2022. The equity portion of the purchase price was comprised of 355,786 shares of the Company’s common stock with a fair value of $4.2 million, and is subject to a post-closing adjustment based on market price of our stock to be determined one year from closing, at which time any required adjustment is to be paid in cash. Aggregate consideration for the acquisition of vi will not exceed approximately $55 million in total. This acquisition expands the Company’s video product offerings to include in-stream high-quality video content, delivering a better user experience and more value to its advertisers.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the total purchase consideration as of the acquisition date:

January 5, 2022
(in thousands)
Cash consideration paid on acquisition date	$37,311
Fair value of deferred consideration payable in cash	10,936
Fair value of contingent consideration payable	547
Stock consideration	4,190
Total consideration	$52,984

This acquisition was accounted for as a business combination under the acquisition method of accounting and the results of operations of vi have been included in the Company’s results of operations as of the acquisition date. The Company incurred transaction costs relating to the vi acquisition of $0.2 million during the three months ended March 31, 2022, which were included in general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company allocated the purchase price to identifiable assets acquired based on their estimated fair values at acquisition date, which required management to use significant judgment and estimates, including valuation methodologies, estimates of future revenue, cost and cash flows, discount rates, and identifying comparable companies. The Company engaged third-party valuation specialists to assist in determining the fair values of the acquired assets and liabilities.
The preliminary allocation of the purchase price to the identifiable assets and liabilities based on their estimated fair values as of the acquisition date was as follows:

January 5, 2022
(in thousands)
Cash and cash equivalents	$2,787
Accounts receivable	3,849
Prepaid expenses and other current assets	995
Property and equipment, net	43
Publisher relationships	10,783
Customer relationships	732
Content provider relationships	284
Technology intangibles	9,985
Trademark	3,704
Accounts payable	(2,571)
Accrued and other liabilities	(2,768)
Deferred tax liability	(5,021)
Net assets acquired	22,802
Goodwill	30,182
Total	$52,984

The fair values of the publisher relationships were determined using the multi-period excess earnings income approach and the fair values of the customer and content provider relationships were determined using the cost approach. The fair value of trade names and technology was determined using the relief-from-royalty method. Identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The Company estimated useful lives of acquired publisher relationships and technology to be 8 years, and tradenames to be 9 years, and other relationships to be 5 years. Amortization expense for amortizable intangible assets is included within sales and marketing expense in the Company’s condensed consolidated statement of operations.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The excess of the purchase price over the aggregate fair value of the identifiable assets acquired was recorded as goodwill and is primarily attributable to expected synergies and increased offerings to customers the Company expects from future growth and potential monetization opportunities. Goodwill is not amortized but will be tested for impairment at least annually, or more frequently if there are indicators of impairment. The goodwill is not deductible for tax purposes.
4. Fair Value Measurements
The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company’s financial instruments include restricted time deposits, severance pay fund deposits and foreign currency forward contract assets. The Company determines the fair value of its financial instruments based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the Company uses the fair value hierarchy described below to distinguish between observable and unobservable inputs:
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
The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	March 31, 2022
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Restricted time deposit (1)	$—	$191	$—	$191
Severance pay fund deposits (1)	$—	$5,897	$—	$5,897
Foreign currency forward contract (2)	$—	$6	$—	$6
Total financial assets	$—	$6,094	$—	$6,094

	December 31, 2021
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Restricted time deposit (1)	$—	$195	$—	$195
Severance pay fund deposits (1)	$—	$6,086	$—	$6,086
Foreign currency forward contract (2)	$—	$741	$—	$741
Total financial assets	$—	$7,022	$—	$7,022
_____________________
(1)Recorded within other assets
(2)Recorded within prepaid expenses and other current assets

The Company’s 2.95% Convertible Senior Notes due 2026 (“Convertible Notes”) are recorded within long-term debt in its condensed consolidated balance sheets at their carrying value, which may differ from their fair value. The fair value of Convertible Notes is estimated using external pricing data, including any available market data for other debt instruments with similar characteristics. The following table summarizes the carrying value and the estimated fair value of the Company’s Convertible Notes, based on Level II measurements of the fair value hierarchy:

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Convertible Notes	$236,000	$209,497	$236,000	$234,348
5. Balance Sheet Components
Accounts Receivable and Allowance for Credit Losses

The allowance for credit losses is based on the best estimate of the amount of probable credit losses in accounts receivable. The allowance for credit losses is determined based on historical collection experience, reasonable and supportable forecasted information, and any applicable market conditions. The allowance for credit losses also takes into consideration the Company’s current customer information, collection history, and other relevant data. The Company reviews the allowance for credit losses on a quarterly basis. Account balances are written off against the allowance when it is deemed probable that the receivable will not be recovered.
Accounts receivable, net of allowance for credit losses consists of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Accounts receivable	$183,417	$197,216
Allowance for credit losses	(4,153)	(4,402)
Accounts receivable, net of allowance for credit losses	$179,264	$192,814
The allowance for credit losses consists of the following activity:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
	(In thousands)
Allowance for credit losses, beginning balance	$4,402	$4,174
Provision for credit losses, net of recoveries	(217)	2,601
Write-offs	(32)	(2,373)
Allowance for credit losses, ending balance	$4,153	$4,402
Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consists of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Computer equipment	$44,996	$43,316
Capitalized software development costs	57,756	54,233
Software	2,592	2,817
Leasehold improvements	1,194	1,547
Furniture and fixtures	41	83
Property, equipment and capitalized software, gross	106,579	101,996
Less: accumulated depreciation and amortization	(76,982)	(73,988)
Total property, equipment and capitalized software, net	$29,597	$28,008

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Accrued traffic acquisition costs	$64,711	$60,274
Accrued agency commissions	11,864	10,639
Acquisition consideration payable	11,525	—
Accrued professional fees	5,968	6,569
Accrued tax liabilities	5,206	9,240
Operating lease obligations, current	4,076	—
Finance lease obligations, current	2,584	3,069
Interest payable	1,276	3,094
Other	6,110	6,705
Total accrued and other current liabilities	$113,320	$99,590
In addition to accrued traffic acquisition costs, accounts payable as of March 31, 2022 and December 31, 2021 included traffic acquisition costs of $123.8 million and $147.4 million, respectively.
6. Leases
The Company leases certain equipment and computers under finance lease arrangements, as well as office facilities and managed data center facilities under non-cancelable operating lease arrangements for its U.S. and international locations that expire on various dates through 2031. These arrangements require the Company to pay certain operating expenses, such as taxes, repairs and insurance and contain renewal and escalation clauses. The Company’s options to extend or terminate a lease are not included in the lease terms, unless the Company is reasonably certain it will exercise that option. The Company’s leases generally do not contain any material restrictive covenants.
The Company’s minimum lease payments include fixed payments for non-lease components included in the lease agreement, but exclude variable lease payments that are not dependent on an index or rate, such as common area maintenance, operating expenses, utilities, or other costs that are subject to fluctuations from period to period. Non-lease components that are variable in nature are recorded as variable lease expenses in the period incurred.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes assets and liabilities related to the Company’s operating and finance leases:

	Condensed Consolidated Balance Sheet Location	March 31, 2022
		(In thousands)
Lease assets
Operating leases	Operating lease right-of-use assets, net	$14,302
Finance leases	Property, equipment and capitalized software, net	3,877
Total lease assets		$18,179

Lease liabilities
Current liabilities:
Operating leases	Accrued and other current liabilities	$4,076
Finance leases	Accrued and other current liabilities	2,584

Non-current liabilities:
Operating leases	Operating lease liabilities, non-current	10,857
Finance leases	Other liabilities	1,523
Total lease liabilities		$19,040
The following table presents the components of the Company’s total lease expense:

	Condensed Consolidated Statement of Operations Location	Three Months Ended March 31, 2022
		(In thousands)
Operating lease cost
Fixed lease costs	Cost of revenue and operating expenses	$1,168
Variable lease costs	Operating Expenses	30
Short-term lease costs	Cost of revenue and operating expenses	140
Financing lease cost:
Depreciation	Cost of revenue	943
Interest	Interest expense	88
Total lease cost		$2,369
As of March 31, 2022, the maturities of the Company's lease liabilities under operating and finance leases were as follows:

Year	Operating Leases	Finance Leases
	(in thousands)
Remainder of 2022	$3,646	$2,267
2023	3,717	1,741
2024	3,314	257
2025	3,315	—
2026	1,550	—
Thereafter	1,177	—
Total minimum payments required	$16,719	$4,265
Less: imputed interest	(1,786)	(158)
Total present value of lease liabilities	$14,933	$4,107

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2022, future leases payments for leases that have not yet commenced were not material.
The following table summarizes weighted-average lease terms and discount rates for the Company’s leases:

March 31, 2022
Weighted-average remaining lease term (in years)
Operating leases	4.41 years
Finance leases	1.57 years
Weighted-average discount rate
Operating leases	5.19%
Finance leases	7.41%
Supplemental cash flow information related to leases is as follows:

Three Months Ended March 31, 2022
(In thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows from operating leases	$1,097
Cash flows from finance leases	$1,014
New operating lease assets obtained in exchange for new lease obligations	$447
As of December 31, 2021, prior to the adoption of Topic 842, future minimum lease payments under the Company’s non-cancelable operating leases and capital leases were as follows:

Year Ending December 31:	Operating Leases	Capital Leases
	(In thousands)
2022	$4,214	$3,329
2023	3,128	1,741
2024	2,768	257
2025	2,630	—
2026	1,399	—
Thereafter	929	—
Total minimum payments required	$15,068	$5,327
7. Goodwill and Intangible Assets
The changes in the carrying value of the Company’s goodwill balance was as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Goodwill, opening balance	$32,881	$32,881
Acquisition of vi	30,182	—
Goodwill, closing balance	$63,063	$32,881
The Company has not recorded any accumulated impairments of goodwill.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows:

	As of March 31, 2022
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	5.8 years	$18,411	$(8,716)	$9,695
Customer relationships	4.1 years	5,999	(4,284)	1,715
Publisher relationships	6.3 years	19,028	(6,498)	12,530
Tradenames	8.7 years	5,337	(708)	4,629
Content Provider Relationships	5.0 years	284	(13)	271
Other	14.0 years	878	(185)	693
Total intangible assets, net		$49,937	$(20,404)	$29,533

	As of December 31, 2021
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	3.2 years	$8,425	$(8,425)	$—
Customer relationships	4.0 years	5,345	(4,050)	1,295
Publisher relationships	4.0 years	8,403	(5,777)	2,626
Tradenames	8.0 years	1,665	(572)	1,093
Other	14.0 years	876	(171)	705
Total intangible assets, net		$24,714	$(18,995)	$5,719
No impairment charges were recorded during the three months ended March 31, 2022 and 2021.
As of March 31, 2022, estimated amortization related to the Company’s identifiable acquisition-related intangible assets in future periods was as follows:

Year	Amount
(In thousands)
Remainder of 2022	$4,911
2023	4,240
2024	3,470
2025	3,470
2026	3,471
Thereafter	9,971
Total	$29,533

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. Long-Term Debt
Convertible Notes
On July 27, 2021, in connection with the closing of the Company’s IPO and pursuant to the terms of the Note Purchase Agreement, the Company exchanged $200 million aggregate principal amount of its senior subordinated secured notes due July 1, 2026 for $236 million aggregate principal amount of 2.95% Convertible Senior Notes due 2026 (the “Convertible Notes”), pursuant to an indenture, dated as of July 27, 2021 (the “Indenture”), between the Company and The Bank of New York Mellon, as trustee. The Convertible Notes will mature on July 27, 2026, unless earlier converted, redeemed or repurchased.
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
Revolving Credit Facility
On November 2, 2021, the Company entered into the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) (the “2021 Revolving Credit Facility”), which provides, subject to borrowing availability and certain other conditions, for revolving loans in an aggregate principal amount of up to $75.0 million (the “Facility”), with a $15.0 million sub-facility for letters of credit. The Company’s borrowing availability under the Facility is calculated by reference to a borrowing base which is determined by specified percentages of eligible accounts receivable. The Facility will terminate on the earlier of (i) November 2, 2026 or (ii) 120 days prior to the maturity date of the Company’s 2.95% Convertible Senior Notes due 2026, unless the Convertible Notes have been converted to common equity securities of the Company.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company was in compliance with all of the financial covenants under its 2021 Revolving Credit Facility as of March 31, 2022. As of March 31, 2022 and December 31, 2021, the Company had no borrowings outstanding under its revolving credit facilities and its available borrowing capacity was $69.8 million and $75.0 million. respectively, based on the defined borrowing formula. Other assets in the company’s condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 included deferred financing costs of $0.5 million, which are being amortized over the term of the 2021 Revolving Credit Facility.
9. Income Taxes
The Company’s interim (benefit) provision from income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income and adjusted for the tax effects of any discrete items. The Company’s effective tax rates for the three months ended March 31, 2022 and 2021 were 34.3% and 13.0%, respectively. The Company’s effective tax rate for the three months ended March 31, 2022 was higher than the United States federal statutory tax rate of 21%, primarily due to the inclusion of foreign subsidiaries’ income in the U.S., as well as due to certain non-deductible stock-based compensation expenses. The effective tax rate for the three months ended March 31, 2021 was lower than the federal statutory tax rate of 21%, primarily due to full valuation allowance recorded against the Company’s deferred tax assets in the U.S. during the period, the majority of which was released during the fourth quarter of 2021.
10. Commitments and Contingencies
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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. Stockholders’ Equity
Share Repurchases
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
The Company may also from time to time withhold shares in connection with tax obligations related to vesting of restricted stock units in accordance with the terms of its equity incentive plans and the underlying award agreements. During the three months ended March 31, 2022 and 2021, the Company withheld 117,637 shares and 26,344 shares, respectively, with a fair value of $1.7 million and $0.2 million, respectively, to satisfy the minimum employee tax withholding obligations.
12. Stock-based Compensation
In July 2021, the Board and the Company’s stockholders approved, the 2021 Long-Term Incentive Plan (the “2021 LTIP”), which became effective in connection with the closing of the Company’s IPO. A total of 5,050,000 shares of the Company’s common stock have been reserved for issuance under the 2021 LTIP. The 2021 LTIP may be used to grant, among other award types, stock options, restricted share awards (“RSAs”) and restricted stock units (“RSUs”). The number of shares of common stock reserved for future issuance under the 2021 Plan will also be increased pursuant to provisions for annual automatic evergreen increases. The Company’s previous awards issued under its 2007 Omnibus Securities and Incentive Plan, as amended and restated on January 21, 2009 (“2007 Plan”), remain subject to the 2007 Plan. As of March 31, 2022, approximately 40,000 and 7,885,000 shares were available for grant under the 2007 Plan and the 2021 LTIP, respectively.
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
The following table summarizes stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Research and development	$537	$247
Sales and marketing	1,173	555
General and administrative	1,023	685
Total stock-based compensation	$2,733	$1,487
As of March 31, 2022, the Company’s unrecognized stock-based compensation expense was $3.3 million for unvested stock options and $21.4 million for unvested RSUs.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes stock option activity for the three months ended March 31, 2022:

	Stock Options
	Number of Shares	Weighted- Average Exercise Price
Outstanding—December 31, 2021	3,482,900	$8.11
Granted	—	$—
Exercised	(223,620)	$3.61
Forfeited	(7,991)	$10.63
Outstanding—March 31, 2022	3,251,289	$8.42
Exercisable	2,495,313	$7.61
The following table summarizes RSU activity for the three months ended March 31, 2022:

	RSAs and RSUs
	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding—December 31, 2021	1,848,142	$11.61
Granted	173,375	$10.75
Vested	(211,713)	$10.63
Forfeited	(31,499)	$11.73
Outstanding—March 31, 2022	1,778,305	$11.64

As of March 31, 2022 and December 31, 2021, 3,390 SARs awards were outstanding, which are accounted for as liability awards.
Stock-Based Awards Granted Outside of Equity Incentive Plans
Warrants
The Company issued equity classified warrants to purchase shares of common stock to certain third-party advisors, consultants and financial institutions, which expire between 2024 and 2026. As of March 31, 2022 and December 31, 2021, the Company had 188,235 warrants and 376,470 warrants outstanding, respectively, with a weighted exercise price of $7.57, reflecting 188,235 warrants exercised during the three months ended March 31, 2022.
Employee Stock Purchase Plan
In July 2021, the Board and the Company’s stockholders approved a new 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the closing of the Company’s IPO. A total of approximately 1,830,000 shares of the Company’s common stock have been reserved for issuance under the ESPP, which is subject to automatic annual increases.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
13. Net (Loss) Income Per Common Share
The following table sets forth basic and diluted net (loss) income per share for the periods presented.

	Three Months Ended March 31,
	2022	2021
	(In thousands, except share and per share data)
Numerator:
Basic and diluted:
Net (loss) income	$(1,890)	$10,746
Less: undistributed earnings allocated to participating securities	—	(6,631)
Net (loss) income attributable to common stockholders	$(1,890)	$4,115

Denominator:
Basic weighted-average shares used in computing net (loss) income attributable to common stockholders	57,237,012	17,221,336
Weighted average dilutive share equivalents:
Stock options, Warrants, RSAs and RSUs	—	2,835,890
Diluted weighted-average shares used in computing net (loss) income attributable to common stockholders	57,237,012	20,057,226

Net (loss) income per share attributable to common stockholders:
Basic	$(0.03)	$0.24
Diluted	$(0.03)	$0.21
The following weighted average shares have been excluded from the calculation of diluted (loss) income per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Convertible preferred stock	—	27,652,449
Options to purchase common stock	3,251,289	1,050,459
Warrants	188,235	—
Restricted stock units	1,778,305	34,615
Convertible notes	9,440,000	—
Total shares excluded from diluted (loss) income per share	14,657,829	28,737,523

Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission ("SEC") on March 18, 2022 ("2021 Form 10-K"). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations, and involve risks and uncertainties. Factors that could cause or contribute to these differences include those incorporated by reference in Part II, Item 1A "Risk Factors" in this Report as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed below and elsewhere in this Report, including under the caption “Note About Forward-Looking Statements.”
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
The following is a summary of our performance for the periods presented:
•Our revenue increased 11.5%, totaling $254.2 million for the three months ended March 31, 2022, compared to $228.0 million for the three months ended March 31, 2021.
•Our gross profit was $53.9 million and our gross margin was 21.2% for the three months ended March 31, 2022, compared to gross profit of $53.5 million and gross margin of 23.4% for the comparable prior year period.

•Our Ex-TAC Gross Profit(1) increased 5.1% to $63.5 million for the three months ended March 31, 2022, compared to $60.4 million for the three months ended March 31, 2021.
•For the three months ended March 31, 2022, our net (loss) income decreased to a net loss of $1.9 million, or 3.5% of gross profit, compared to a net income of $10.7 million, or 20.1% of gross profit, for the three months ended March 31, 2021.
•Our Adjusted EBITDA(1) decreased to $11.6 million for the three months ended March 31, 2022, from $20.6 million for the three months ended March 31, 2021. Adjusted EBITDA(1) was 18.3% and 34.1% of Ex-TAC Gross Profit(1) for the three months ended March 31, 2022 and 2021, respectively.

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
On November 19, 2021, we entered into a definitive agreement, by and among our Company and the shareholders of video intelligence AG (“vi”), a Swiss-based contextual video technology company for digital media owners, for the acquisition of all of the outstanding shares of vi for a purchase price of approximately $55 million. The acquisition was completed on January 5, 2022. The purchase price was paid in the form of cash and Outbrain common stock, with the first installment of $37.3 million in cash and the equity portion paid at closing, and the substantial majority of the remaining cash balance payable in the third quarter of 2022. The equity portion of the purchase price was comprised of 355,786 shares of our common stock with a fair value of $4.2 million, and is subject to a post-closing adjustment based on market price of our stock to be determined one year from closing, at which time any required adjustment is to be paid in cash. Aggregate consideration for the acquisition of vi will not exceed approximately $55 million in total. This acquisition expands our video product offerings to include in-stream high-quality video content, delivering a better user experience and more value to our advertisers. This acquisition was accounted for as a business combination and the results of the acquired entity will be included in our results of operations beginning as of the acquisition date.
Macroeconomic Environment
General worldwide economic conditions have recently experienced significant instability including the recent global economic uncertainty and financial market conditions caused by factors such as the COVID-19 pandemic and the hostilities between Russia and Ukraine. Since March 2020, the COVID-19 pandemic has resulted in a global slowdown of economic activity causing a decrease in demand for a broad variety of goods and services, including those provided by certain advertisers using our platform. Many of our advertisers reduced their advertising spending, which had a negative impact on our revenue during the first half of 2020. As the world quickly shifted to online activities and advertisers gradually shifted their spending toward digital advertising, our revenue trends improved meaningfully and returned to growth beginning in the second half of 2020. Although the advertising market and our business had generally recovered from the economic effects of the pandemic, the current volatile macro environment, with variables such as global supply chain disruptions, labor shortages and stoppages, and inflation resulting from the pandemic and now events such as the Russia-Ukraine conflict, has impacted certain categories of our advertisers. These conditions have adversely impacted us and could, if they continue or worsen, adversely impact us in the future, including if our advertisers were to reduce or further reduce their advertising spending as a result of any of these factors. We continue to monitor our operations, and the operations of those in our ecosystem (including media partners, advertisers and agencies). However, these conditions make it difficult for us, our media partners, advertisers and agencies to accurately forecast and plan future business activities and could cause a reduction or delay in overall advertising demand and spending, which would harm our business, financial condition and results of operations.

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
We calculate media partner net revenue retention at the end of each quarter by starting with revenue generated on media partners’ properties during the same period in the prior year, “Prior Period Retention Revenue.” We then calculate the revenue generated on these same media partners’ properties in the current period, “Current Period Retention Revenue.” Current Period Retention Revenue reflects any expansions within the media partner relationships, such as any additional placements or properties on which we extend our recommendations, as well as contraction or attrition. Our media partner net revenue retention in a quarter equals the Current Period Retention Revenue divided by the Prior Period Retention Revenue. To calculate media partner net revenue retention for year-to-date and annual periods, we sum the quarterly Current Period Retention Revenue and divide it by the sum of the quarterly Prior Period Retention Revenue. These amounts exclude certain revenue adjustments and revenue recognized on a net basis. Our media partner net revenue retention was 99% for the three months ended March 31, 2022.
Our growth also depends on our ability to secure partnerships with new media partners. New media partners are defined as those relationships in which revenue was not generated in the prior period, except for limited instances where residual revenue was generated on a media partner’s properties. In such instances, the residual revenue would be excluded from net revenue retention above. Revenue generated on new media partners’ properties contributed approximately 11% to revenue growth for the three months ended March 31, 2022.
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
Growth in user engagement is driven by several factors, including enhancements to our recommendation engine, growth in the breadth and depth of our data assets, the increase in size and quality of our content and advertising index, user engagement, expansion on existing media partner properties where our recommendations can be served and the adoption of our platform by new media partners. As we grow user engagement, we are able to collect more data, enabling us to further enhance our algorithms, which in turn helps us make smarter recommendations and further grow user engagement, providing our platform and our business with a powerful growth flywheel. We measure the impact of this growth flywheel on our business by reviewing the growth of Click Through Rate (“CTR”) for ads on our platform. CTR improvements increase the number of clicks on our platform. We believe that we have a significant opportunity to further grow user engagement, and thus our business, as today CTR on our platform is less than 1% of recommendations served.

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
Examples of new environments in which content consumption is expected to grow include connected TVs (“CTV”), screens for autonomous vehicles and public transport, pre-installed applications on new smartphones, smartphone native content feeds, push notifications and email newsletters. We are developing solutions that allow media partners, service providers and manufacturers to provide better curated, personalized and more engaging content feeds and recommendations in these environments. Through our acquisition of video intelligence AG (“vi”) in the first quarter of 2022, we expanded our video product offerings to new formats and environments, including In-Stream video ads and CTV environments.
The development and deployment of new ad formats allow us to better serve users, media partners and, ultimately, advertisers who seek to target and engage users at scale; this continues to open and grow new types of advertiser demand, while ensuring relevance as the environments in which we operate diversify.
Investment in Our Technology and Infrastructure
Innovation is a core tenet of our Company and our industry. We plan to continue our investments in our people and our technology in order to retain and enhance our competitive position. For example, improvements to our algorithms help us deliver more relevant ads, driving higher user engagement, thereby improving ROAS for advertisers and increasing monetization for our media partners. In addition, we continue to invest in media partner and advertiser focused tools, technology and products as well as privacy-centric solutions, most recently announcing the launch of KeystoneTM, designed as a total business optimization platform for media owners.
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
Industry Dynamics
Our business depends on the overall demand for digital advertising and on the continuous success of our current and prospective media partners. Digital advertising is a rapidly evolving and growing industry, with growth that has outpaced the growth of the broader advertising industry, and it has historically been more resilient to economic downturns compared to the advertising industry in general. Content consumption is increasingly shifting online, requiring media owners to adapt in order to successfully attract, engage and monetize their users. Given the large and growing volume of content being generated online, content curation tools are increasingly becoming a necessity for users and media owners alike. Advertisers increasingly rely on digital advertising platforms that deliver highly targeted ads and measurable performance. Regulators across most developed markets are increasingly focused on enacting and enforcing user privacy rules as well as tighter oversight of the major “walled garden” platforms. Industry participants have recently been, and likely will continue to be, impacted by changes implemented by platform leaders such as Apple’s change to its Identifier for Advertisers policy and Google’s evolving roadmap pertaining to the use of cookies within its Chrome web browser. See Item 1A, “Risk Factors” in our 2021 Form 10-K for additional information regarding changing industry dynamics with respect to industry participants and the regulatory environment. Given our focus on innovation, the depth and length of our media partner relationships and our scale, we believe that we are well positioned in the long-term to address and potentially benefit from many of these industry dynamics.
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
Other Expense, Net
Other expense, net is comprised of interest expense and interest income and other income (expense), net.
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

Results of Operations
We have one operating segment, which is also our reportable segment. The following tables set forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Condensed Consolidated Statements of Operations:
Revenue	$254,216	$228,024
Cost of revenue:
Traffic acquisition costs	190,696	167,613
Other cost of revenue	9,589	6,942
Total cost of revenue	200,285	174,555
Gross profit	53,931	53,469
Operating expenses:
Research and development	10,428	8,428
Sales and marketing	27,395	19,868
General and administrative	16,034	10,393
Total operating expenses	53,857	38,689
Income from operations	74	14,780
Other expense, net:
Interest expense	(1,871)	(170)
Interest income and other income (expense), net	(1,081)	(2,253)
Total other expense, net	(2,952)	(2,423)
(Loss) income before provision for income taxes	(2,878)	12,357
(Benefit) provision for income taxes	(988)	1,611
Net (loss) income	$(1,890)	$10,746
Other Financial Data:
Research and development as % of revenue	4.1%	3.7%
Sales and marketing as % of revenue	10.8%	8.7%
General and administrative as % of revenue	6.3%	4.6%
Non-GAAP Financial Data: (1)
Ex-TAC Gross Profit	$63,520	$60,411
Adjusted EBITDA	$11,608	$20,583
______________________
(1)Ex-TAC Gross Profit and Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most comparable GAAP financial measures.
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Revenue
Revenue increased by $26.2 million, or 11.5%, to $254.2 million for the three months ended March 31, 2022 from $228.0 million for the three months ended March 31, 2021. Revenue for the three months ended March 31, 2022 increased $31.9 million, or 14.0% on a constant currency basis, reflecting net unfavorable foreign currency effects of approximately $5.7 million. Our reported revenue growth was attributed to new media partners, including our newly acquired vi business.
See "Non-GAAP Reconciliations" for information regarding the constant currency measures provided in this discussion and below to supplement our reported results.

Cost of Revenue and Gross Profit
Traffic acquisition costs increased $23.1 million, or 13.8%, to $190.7 million for the three months ended March 31, 2022 compared to $167.6 million in the prior year period. Traffic acquisition costs for the three months ended March 31, 2022 included net favorable foreign currency effects of approximately $4.0 million, and increased $27.1 million, or 16.2%, on a constant currency basis. Traffic acquisition costs grew more than revenue due to an unfavorable revenue mix and lower performance from certain deals. As a percentage of revenue, traffic acquisition costs were 75.0% for the three months ended March 31, 2022 and 73.5% in the three months ended March 31, 2021.
Other cost of revenue increased $2.6 million, or 38.1%, to $9.6 million for the three months ended March 31, 2022 compared to $6.9 million in the prior year period, primarily due to increased depreciation expense on server equipment and higher hosting fees due to continued platform improvements, including increased data processing capacity. This increase also includes costs from the newly acquired vi business, including amortization expense for developed technology. As a percentage of revenue, other cost of revenue was 3.8% for the three months ended March 31, 2022 and 3.0% in the three months ended March 31, 2021.
Gross profit increased $0.5 million, or 0.9%, to $53.9 million for the three months ended March 31, 2022, compared to $53.5 million for the three months ended March 31, 2021. Our gross profit for the three months ended March 31, 2022 included net unfavorable foreign currency effects of approximately $1.6 million, and increased $2.1 million, or 3.9%, on a constant currency basis.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit increased $3.1 million, or 5.1%, to $63.5 million for the three months ended March 31, 2022, from $60.4 million for the three months ended March 31, 2021. Our Ex-TAC Gross Profit for the three months ended March 31, 2022 included net unfavorable foreign currency effects of approximately $1.6 million, and increased $4.7 million, or 7.9%, on a constant currency basis. The increase in Ex-TAC Gross Profit was primarily driven by our revenue growth, offset by an unfavorable revenue mix and lower performance from certain deals. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses increased by $15.2 million, or 39.2%, to $53.9 million for the three months ended March 31, 2022 from $38.7 million for the three months ended March 31, 2021. This increase was primarily attributable to higher personnel-related costs of $8.0 million, mainly driven by increased headcount and stock-based compensation expenses. The remaining increase was largely attributable increased public company-related costs of $1.9 million and regulatory matter costs of $1.7 million recorded during the three months ended March 31, 2022, as well as increased costs related to the transition from a largely remote to a post-COVID hybrid environment and expanded digital services taxes in Europe.
The components of operating expenses for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 are discussed below:
•Research and development expenses—increased $2.0 million, primarily due higher personnel-related costs to invest in the growth of our platform.
•Sales and marketing expenses—increased $7.5 million, which was largely attributable to higher personnel-related costs of $4.9 million. The remaining increase was mainly due to expanded digital services taxes, costs related to the transition from a largely remote to a hybrid environment and amortization of certain intangible assets recorded in connection with our acquisition of vi.
•General and administrative expenses—increased $5.7 million, primarily due to regulatory matter costs of $1.7 million, increased public company costs of $1.9 million and higher personnel-related costs of $1.2 million, and increased costs related to the transition from a largely remote to a hybrid environment.
Operating expenses as a percentage of revenue increased to 21.2% for the three months ended March 31, 2022, from 17.0% for the three months ended March 31, 2021, primarily driven by increased personnel-related costs as percentage of revenue. We continue to expect our operating expenses to be higher in 2022 as compared to 2021, excluding the 2021 one-time cost of $16.5 million of cumulative stock-based compensation expense for awards with an IPO performance condition. The expected increase in costs is due to higher personnel-related costs (including stock-based compensation) to support the growth of our business and the current and expected continued competitive labor market conditions, as well as due to an increase in other sales and marketing costs and increased expenses associated with the transition from a largely remote to a post-COVID hybrid environment over the course of the year. In addition, our overall general and administrative expenses are expected to increase in future periods due to incremental costs associated with being a public company.
Total Other Expense, Net
Total other expense, net, increased $0.6 million to net expense of $3.0 million for the three months ended March 31, 2022, compared to a net expense of $2.4 million for the three months ended March 31, 2021. The increase in total other expense, was primarily attributable to increased interest expenses of $1.7 million, driven by interest on our convertible senior notes during the three months ended March 31, 2022. This increase was partially offset by lower net foreign currency losses of $1.1 million, resulting from transactions denominated in currencies other than the functional currencies, including mark-to-market adjustments on undesignated foreign exchange forward contracts.
(Benefit) Provision for Income Taxes
Benefit from income taxes was $1.0 million for the three months ended March 31, 2022, compared to a provision for income taxes of $1.6 million for the three months ended March 31, 2021, reflecting loss from operations in the three months ended March 31, 2022, compared to income from operations in the three months ended March 31, 2021. Our effective tax rate increased to 34.3% for the three months ended March 31, 2022, compared to 13.0% for the three months ended March 31, 2021. The increase in our effective tax rate was primarily due to the release of the majority of the valuation allowance against our deferred tax assets in the U.S. during the fourth quarter of 2021, resulting in our earnings in the U.S. being subject to tax during the three months ended March 31, 2022, as well as the inclusion of foreign subsidiaries’ income in the U.S. and certain non-deductible stock-based compensation expenses.
Our future effective tax rate may be affected by the geographic mix of earnings in countries with different statutory rates. Additionally, our future effective tax rate may be affected by our ongoing assessment of the need for valuation allowance on our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
Net (Loss) Income
As a result of the foregoing, we recorded net loss of $1.9 million for the three months ended March 31, 2022, as compared to net income of $10.7 million for the three months ended March 31, 2021.
Adjusted EBITDA
Our Adjusted EBITDA decreased $9.0 million to $11.6 million for the three months ended March 31, 2022 from $20.6 million for the three months ended March 31, 2021, as the increase in our Ex-TAC Gross Profit, was more than offset by the increases in operating expenses and other costs of revenue, as we continue to invest in our business. Our Adjusted EBITDA for the three months ended March 31, 2022 included net unfavorable foreign currency effects of approximately $1.6 million, and decreased $7.4 million on a constant currency basis. See “Non-GAAP Reconciliations” for the related definitions of Adjusted EBITDA and reconciliations to our net income.
Non-GAAP Reconciliations
Because we are a global company, the comparability of our operating results is affected by foreign exchange fluctuations. We calculate certain constant currency measures and foreign currency impacts by translating the current year’s reported amounts into comparable amounts using prior year’s exchange rates. All constant currency financial information being presented is non-GAAP and should be used as a supplement to our reported operating results. We believe that this information is helpful to our management and investors to assess our operating performance on a comparable basis. However, these measures are not intended to replace amounts presented in accordance with U.S. GAAP and may be different from similar measures calculated by other companies.

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

These non-GAAP financial measures are defined and reconciled to the corresponding U.S. GAAP measures below. These non-GAAP financial measures are subject to significant limitations, including those identified below. In addition, other companies in our industry may define these measures differently, which may reduce their usefulness as comparative measures. As a result, this information, should be considered as supplemental in nature and is not meant as a substitute for revenue, gross profit, net income (loss) or net cash provided by operating activities presented in accordance with U.S. GAAP.
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
The following table presents the reconciliation of Ex-TAC Gross Profit to gross profit, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue	$254,216	$228,024
Traffic acquisition costs	(190,696)	(167,613)
Other cost of revenue	(9,589)	(6,942)
Gross profit	53,931	53,469
Other cost of revenue	9,589	6,942
Ex-TAC Gross Profit	$63,520	$60,411
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
We believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and the Board. However, Adjusted EBITDA is a non-GAAP financial measure and how we calculate Adjusted EBITDA is not necessarily comparable to non-GAAP information of other companies. Adjusted EBITDA should be considered as a supplemental measure and should not be considered in isolation or as a substitute for any measures of our financial performance that are calculated and reported in accordance with U.S. GAAP.

The following table presents the reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net (loss) income	$(1,890)	$10,746
Interest expense and other income (expense), net	2,952	2,423
(Benefit) provision for income taxes	(988)	1,611
Depreciation and amortization	6,268	4,527
Stock-based compensation	2,733	1,487
Regulatory matter costs	1,719	—
Merger and acquisition, public company implementation costs(1)	814	(211)
Adjusted EBITDA	$11,608	$20,583
Adjusted EBITDA as % of Ex-TAC Gross Profit	18.3%	34.1%
_________________________
(1)Primarily includes costs related to our acquisition of vi in January 2022 and public company implementation costs.
Free Cash Flow
Free cash flow is defined as cash flow provided by operating activities, less capital expenditures and capitalized software development costs. Free cash flow is a supplementary measure used by our management and the Board to evaluate our ability to generate cash and we believe it allows for a more complete analysis of our available cash flows. Free cash flow should be considered as a supplemental measure and should not be considered in isolation or as a substitute for any measures of our financial performance that are calculated and reported in accordance with U.S. GAAP.
The following table presents the reconciliation of free cash flow to net cash (used in) provided by operating activities.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(2,641)	$5,406
Purchases of property and equipment	(2,809)	(239)
Capitalized software development costs	(3,445)	(2,529)
Free cash flow	$(8,895)	$2,638
Liquidity and Capital Resources
Our primary sources of liquidity are our cash and cash equivalents, cash from our operations, cash generated from our IPO and from the offering of our Convertible Notes, as well as available capacity under our revolving credit facility.
As of March 31, 2022, we had $410.9 million of cash and cash equivalents, of which $38.9 million was held outside of the United States by our non-U.S. subsidiaries. We currently do not have any plans to repatriate our earnings from our foreign subsidiaries. We intend to continue to reinvest our earnings from foreign operations for the foreseeable future, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
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

Our cash flow used in investing activities primarily consists of capital expenditures and capitalized software development costs. We spent $2.8 million in capital expenditures during the three months ended March 31, 2022 and continue to anticipate that our capital expenditures will be between $21 million and $24 million in 2022, including incremental leasehold improvements of approximately $5 million relating to headcount growth and costs associated with adapting to post-Covid hybrid work environment. Capital expenditures for 2022 also include expenditures for servers and related equipment and office equipment. However, actual amounts may vary from these estimates.
We believe that the net proceeds from our IPO and the offering of the senior notes (exchanged to convertible notes upon our IPO), together with our cash and cash equivalents and borrowings available to us, will be sufficient to fund our anticipated operating expenses, capital expenditures, and interest payments on our long-term debt for at least the next 12 months and the foreseeable future. In addition, we may use our available cash to make acquisitions or investments in complementary companies or technologies. We also expect to use cash from our operations to fund share repurchases under our $30 million share repurchase authorization announced in February 2022. However, there are multiple factors that could impact our future liquidity, including our ability to collect payments from our advertisers, having to pay our media partners even if our advertisers decrease their payments due to economic conditions, or other factors incorporated by reference in Part II, Item 1A of this Report and included elsewhere in this Report.
The following table presents a summary of our debt obligation and our borrowing capacity as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
	(in thousands)
Long-term debt
Convertible Notes due July 1, 2026	$236,000	$236,000
Total long-term debt	$236,000	$236,000

2021 Revolving Credit Facility with Silicon Valley Bank (1)
Total availability (up to $75.0 million with $15.0 million for letters of credit)	$69,765	$75,000
Borrowings outstanding	—	—
Remaining availability	$69,765	$75,000
(1) The 2021 Revolving Credit Facility will terminate on the earlier of (i) November 2, 2026 or (ii) 120 days prior to the maturity date of the Company’s 2.95% Convertible Senior Notes due 2026, unless the Convertible Notes have been converted to common equity securities of the Company. Our obligations and the obligations of the other subsidiary co-borrowers under the 2021 Revolving Credit Facility are secured by a first-priority lien on substantially all our assets and the assets such other subsidiary co-borrowers.
The 2021 Revolving Credit Facility contains representations and warranties, including, without limitation, with respect to collateral; accounts receivable; financials; litigation, indictment and compliance with laws; disclosure and no material adverse effect, each of which is a condition to funding. Additionally, the 2021 Revolving Credit Facility includes events of default and customary affirmative and negative covenants applicable to us and our subsidiaries, including, without limitation, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, restricted payments and prepayment of the Convertible Notes and of junior indebtedness. The 2021 Revolving Credit Facility contains a financial covenant that requires, in the event that credit extensions under the Facility equal or exceed 85% of the lesser of the available commitments under the Facility or upon the occurrence of an event of defaults, our Company to maintain a minimum consolidated monthly fixed charge coverage ratio of 1.00. We were in compliance with all of the financial covenants under the 2021 Revolving Credit Facility as of March 31, 2022 and December 31, 2021.

See Note 8 to the accompanying condensed consolidated financial statements for detailed information relating to our Convertible Notes and our 2021 Revolving Credit Facility.

Treasury Share Repurchases
On February 28, 2022, our Board of Directors approved a stock repurchase program under which we are authorized to purchase up to $30 million of our common stock, par value $0.001 per share, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase program may be commenced, suspended or terminated at any time by us at our own discretion without prior notice.
We may also from time to time withhold shares in connection with tax obligations related to vesting of restricted stock units in accordance with the terms of our equity incentive plans and the underlying award agreements. During the three months ended March 31, 2022 and March 31, 2021, we withheld 117,637 shares and 26,344 shares, respectively, with a fair value of $1.7 million and $0.2 million, respectively, to satisfy the minimum employee tax withholding obligations.
Cash Flows
The following table summarizes the major components of net cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(2,641)	$5,406
Net cash used in investing activities	(40,764)	(2,787)
Net cash used in financing activities	(458)	(807)
Effect of exchange rate changes	(663)	(430)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(44,526)	$1,382
Operating Activities
Net cash from operating activities decreased $8.0 million, to net cash used in operating activities of $2.6 million during the three months ended March 31, 2022, as compared to $5.4 million of cash provided by operating activities during the three months ended March 31, 2021, primarily driven by a $10.7 million decrease in our net income after non-cash adjustments.

Our free cash flow for the three months ended March 31, 2022 was use of cash of $8.9 million, as compared to free cash flow of $2.6 million for the three months ended March 31, 2021, due to lower profitability and higher capital expenditures during the three months ended March 31, 2022. Free cash flow is a supplemental non-GAAP financial measure. See “Non-GAAP Reconciliations” for the related definition and a reconciliation to net cash provided by operating activities.
Investing Activities
Cash used in investing activities increased $38.0 million, to $40.8 million for the three months ended March 31, 2022 from $2.8 million in the same prior year period, primarily due to $34.5 million of consideration paid, net of cash acquired for our acquisition of vi, as well as higher capital expenditures of $2.6 million, primarily attributable to our purchases of servers and related equipment during the three months ended March 31, 2022.
Financing Activities
Cash used in financing activities decreased $0.3 million to $0.5 million for the three months ended March 31, 2022, from $0.8 million for the three months ended March 31, 2021.
Contractual Obligations
Except as disclosed in Note 6, Leases, to the accompanying condensed consolidated financial statements included in Part I, Item 1 of this Report, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three months ended March 31, 2022 from the commitments and contractual obligations disclosed in our 2021 Form 10-K.

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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2021 Form 10-K.
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
See Note 1 to the accompanying condensed consolidated financial statements for recently adopted accounting standards, and the impact on our financial statements upon adoption.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
We have operations both in the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include interest rate and foreign exchange risks.
Our business is subject to risk associated with inflation. We continue to monitor the impact of inflation to minimize its effects. If our costs, including wages, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs which could negatively impact our business, financial condition, and results of operations. Inflation throughout the broader economy has and could lead to reduced ad spend and indirectly harm our business, financial condition and results of operations. See Item 1A, “Risk Factors.”
Foreign Currency Risk
Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The majority of our revenue and cost of revenue are denominated in U.S. Dollars, with the remainder in other currencies. Our operating expenses are generally denominated in the currencies in which our operations are located. A majority of our operating expenses are denominated in U.S. Dollars, with the remainder denominated primarily in New Israeli Shekels and to a lesser extent British pound sterling and Euros. We evaluate periodically the various currencies to which we are exposed and, from time to time, may enter into foreign currency forward exchange contracts to manage our foreign currency risk and reduce the potential adverse impact from the appreciation or the depreciation of our non-U.S. dollar-denominated operations, as appropriate.
During the three months ended March 31, 2022, the U.S. Dollar strengthened against most of the currencies in which we operate, which had an unfavorable impact on our operations, as further described in Item 2, “Results of Operations.” The effect of a hypothetical 10% increase or decrease in our weighted-average exchange rates on our revenue, cost of revenue and operating expenses denominated in foreign currencies would result in a $1.5 million favorable or unfavorable change to our operating income for three months ended March 31, 2022.

Interest Rate Risk
Our exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and any future borrowings under our revolving credit facility. There have been no amounts outstanding under our revolving credit facility since we amended and restated our loan agreement in November 2021. Long-term debt recorded on our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 was $236.0 million, and bears a fixed rate of interest.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-Chief Executive Officers (“co-CEOs”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2022. Based on such evaluation, our co-CEOs and CFO have concluded that as of March 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II Other Information
Item 1. Legal Proceedings
Information with respect to this item may be found in Note 10 in the accompanying notes to the condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Report, under “Legal Proceedings and Other Matters,” which is incorporated herein by reference.
Item 1A. Risk Factors
With the exception of the risk factor included below, there have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of the Company’s 2021 Form 10-K, which are incorporated herein by reference.
Our revenue and results of operations are highly dependent on overall advertising demand in the markets in which we operate. Factors that affect the amount of advertising spending, such as economic downturns and unexpected events can make it difficult to predict our revenue and could adversely affect our business, results of operations, and financial condition.

Our business depends on the overall demand for advertising in the markets in which we operate and on the business trends of our current and prospective media partners and advertisers. Macroeconomic factors in the U.S. and foreign markets, including instability in political or market conditions, as well as adverse economic conditions and general uncertainty about economic recovery or growth, particularly in North America, EMEA (Europe, Middle East and Africa), and Asia, where we conduct most of our business, could result in, and have resulted in, conservative approaches by advertisers and media owners when allocating budgets and ad inventory, respectively, and reductions in advertising demand and spend.

The current volatile macro environment, with variables such as global supply chain disruptions, labor shortages and stoppages, inflation and rising U.S. interest rates resulting from the pandemic and now events such as the Russia-Ukraine conflict, has impacted certain categories of our advertisers. These conditions have adversely impacted us and could, if they continue or worsen, adversely impact us in the future, including if our advertisers were to reduce or further reduce their advertising spending as a result of any of these factors.

We continue to monitor our operations, and the operations of those in our ecosystem (including media partners, advertisers and agencies). However, these conditions, whether resulting from the factors described above or due to the occurrence of other unanticipated events, make it difficult for us, our media partners, advertisers and agencies to accurately forecast and plan future business activities and could cause a reduction or delay, or further reduction or delay, in overall advertising demand and spending. The occurrence of unforeseen events, like the COVID-19 pandemic, the Russia-Ukraine conflict and other macroeconomic factors, that affect advertising demand may have a disproportionate impact on our revenues and profitability in certain periods and could adversely affect our business, results of operations, and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Equity Securities
None.
(b) Use of Proceeds
On July 27, 2021, we sold 8,000,000 shares of our common stock in connection with our IPO, at a public offering price of $20.00 per share for an aggregate offering price of $160.0 million. The proceeds from the sale were $145.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us. The offer and sale of all of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-257525), which was declared effective by the SEC on July 22, 2021.
As of May 1, 2022, a portion of the net proceeds from our IPO have been used for working capital and general corporate purposes, and in January 2022, $37.3 million was used to fund the first installment of the purchase price to acquire video intelligence AG.
There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

(c) Purchases of Equity Securities by the Issuer

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
The below table sets forth the repurchases of our common stock for the three months ended March 31, 2022:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)
January 2022	102,928	$14.99	—	—
February 2022	2,147	$13.19	—	$30,000
March 2022	12,562	$10.86	—	$30,000
TOTAL	117,637	$14.52	—
(1) Total number of shares purchased represents shares withheld to cover tax withholding obligations in connection with the vesting and settlement of restricted stock units under the Company’s 2007 Omnibus Securities and Incentive Plan.

EXHIBIT INDEX

Exhibit No.	Description
10.1*†	Form of Restricted Stock Unit Agreement under the Outbrain Inc. 2021 Long-Term Incentive Plan, filed herewith.
31.1*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*❖	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________
† Compensatory plan or agreement.
* Filed herewith.
❖ This certification is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2022.

OUTBRAIN INC.

By:	/s/ David Kostman
Name: David Kostman
Title: Co-Chief Executive Officer

By:	/s/ Elise Garofalo
Name: Elise Garofalo
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)