Form 10-Q
period 2022-06-30
Outbrain Inc.
filed 2022-08-12
CIK 1454938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of July 31, 2022, Outbrain Inc. had 55,739,386 shares of common stock outstanding.

Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements may include, without limitation, statements generally relating to possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions or are not statements of historical facts. We have based these forward-looking statements largely on our expectations and projections regarding future events and trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including, but not limited to:
•overall advertising demand and traffic generated by our media partners;
•factors that affect advertising demand and spending, such as unfavorable economic or business conditions or downturns, instability or volatility in financial markets, and other events or factors outside of our control, such as U.S. and global recession concerns, geopolitical concerns, including the conflict between Russia and Ukraine, supply chain issues, inflationary pressures, labor market volatility, and the pace of recovery or any resurgences of the COVID-19 pandemic;
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
•political and regulatory risks in the various markets in which we operate; the challenges of compliance with differing and changing regulatory requirements; and
•the risks incorporated by reference in Part II, Item 1A “Risk Factors” in this Report, as such factors may be revised or supplemented in subsequent filings with the Securities and Exchange Commission, and those included elsewhere in this Report.
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

Part I Financial Information
Item 1. Financial Statements
OUTBRAIN INC.
Condensed Consolidated Balance Sheets
(In thousands, except for number of shares and par value)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$391,409	$455,397
Accounts receivable, net of allowances	180,411	192,814
Prepaid expenses and other current assets	30,903	27,873
Total current assets	602,723	676,084
Property, equipment and capitalized software, net	34,098	28,008
Operating lease right-of-use assets, net	12,846	—
Intangible assets, net	28,220	5,719
Goodwill	63,063	32,881
Deferred tax assets	36,258	32,867
Other assets	16,933	20,331
TOTAL ASSETS	$794,141	$795,890

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$130,469	$160,790
Accrued compensation and benefits	17,701	23,331
Accrued and other current liabilities	130,796	99,590
Deferred revenue	5,386	4,784
Total current liabilities	284,352	288,495
Long-term debt	236,000	236,000
Operating lease liabilities, non-current	9,766	—
Other liabilities	17,426	14,620
TOTAL LIABILITIES	$547,544	$539,115
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, par value of $0.001 per share — 1,000,000,000 shares authorized; 59,542,657 shares issued and 56,684,158 shares outstanding as of June 30, 2022 and 58,015,075 shares issued and 56,701,394 shares outstanding as of December 31, 2021	$60	$58
Preferred stock, par value of $0.001 per share — 100,000,000 shares authorized, none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	449,282	434,945
Treasury stock, at cost, 2,858,499 shares as of June 30, 2022 and 1,313,681 shares as of December 31, 2021	(26,076)	(16,504)
Accumulated other comprehensive loss	(7,211)	(4,474)
Accumulated deficit	(169,458)	(157,250)
TOTAL STOCKHOLDERS’ EQUITY	$246,597	$256,775
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$794,141	$795,890

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Operations
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenue	$250,883	$247,153	$505,099	$475,177
Cost of revenue:
Traffic acquisition costs	191,554	180,324	382,250	347,937
Other cost of revenue	10,610	7,767	20,199	14,709
Total cost of revenue	202,164	188,091	402,449	362,646
Gross profit	48,719	59,062	102,650	112,531
Operating expenses:
Research and development	10,519	8,474	20,947	16,902
Sales and marketing	28,122	21,186	55,517	41,054
General and administrative	12,957	12,247	28,991	22,640
Total operating expenses	51,598	41,907	105,455	80,596
(Loss) income from operations	(2,879)	17,155	(2,805)	31,935
Other expense, net:
Interest expense	(1,953)	(189)	(3,824)	(359)
Other expense, net, and interest income	(3,828)	(943)	(4,909)	(3,196)
Total other expense, net	(5,781)	(1,132)	(8,733)	(3,555)
(Loss) income before provision for income taxes	(8,660)	16,023	(11,538)	28,380
Provision for income taxes	1,658	822	670	2,433
Net (loss) income	$(10,318)	$15,201	$(12,208)	$25,947

Weighted average shares outstanding:
Basic	57,590,308	17,519,243	57,414,636	17,371,162
Diluted	57,590,308	20,937,154	57,414,636	20,014,953

Net (loss) income per common share:
Basic	($0.18)	$0.34	($0.21)	$0.58
Diluted	($0.18)	$0.28	($0.21)	$0.51
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
Net (loss) income	$(10,318)	$15,201	$(12,208)	$25,947
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,996)	(1,060)	(2,737)	160
Comprehensive (loss) income	$(12,314)	$14,141	$(14,945)	$26,107
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except for number of shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance – April 1, 2022	58,994,429	$59	$444,218	(1,431,318)	$(18,222)	$(5,215)	$(159,140)	$261,700
Exercise of stock options, warrants and restricted stock awards, net of shares withheld for taxes	284,130	—	1,479	—	—	—	—	1,479
Vesting of restricted stock units, net of shares withheld for taxes	264,098	1	(1)	(38,864)	(353)	—	—	(353)
Shares repurchased under the share repurchase program	—	—	—	(1,388,317)	(7,501)	—	—	(7,501)
Stock-based compensation	—	—	3,586	—	—	—	—	3,586
Other comprehensive loss	—	—	—	—	—	(1,996)	—	(1,996)
Net loss	—	—	—	—	—	—	(10,318)	(10,318)
Balance – June 30, 2022	59,542,657	$60	$449,282	(2,858,499)	$(26,076)	$(7,211)	$(169,458)	$246,597

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance – April 1, 2021	27,652,449	$162,444	17,674,079	$18	$97,138	(307,030)	$(2,599)	$(3,070)	$(157,499)	$(66,012)
Exercise of employee stock options, net of shares withheld for taxes	—	—	292,745	—	1,238	—	—	—	—	1,238
Vesting of restricted stock units	—	—	104,470	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,500	—	—	—	—	1,500
Other comprehensive income	—	—	—	—	—	—	—	(1,060)	—	(1,060)
Net income	—	—	—	—	—	—	—	—	15,201	15,201
Balance – June 30, 2021	27,652,449	$162,444	18,071,294	$18	$99,876	(307,030)	$(2,599)	$(4,130)	$(142,298)	$(49,133)

OUTBRAIN INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Continued)
(In thousands, except for number of shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance – January 1, 2022	58,015,075	$58	$434,945	(1,313,681)	$(16,504)	$(4,474)	$(157,250)	$256,775
Exercise of employee stock options, warrants and restricted stock awards, net of shares withheld for taxes	695,985	1	3,752	(95,138)	(1,425)	—	—	2,328
Vesting of restricted stock units, net of shares withheld for taxes	475,811	1	(1)	(61,363)	(646)	—	—	(646)
Acquisition stock consideration	355,786	—	4,190	—	—	—	—	4,190
Shares repurchased under the share repurchase program	—	—	—	(1,388,317)	(7,501)	—	—	(7,501)
Stock-based compensation	—	—	6,396	—	—	—	—	6,396
Other comprehensive loss	—	—	—	—	—	(2,737)	—	(2,737)
Net loss	—	—	—	—	—	—	(12,208)	(12,208)
Balance – June 30, 2022	59,542,657	$60	$449,282	(2,858,499)	$(26,076)	$(7,211)	$(169,458)	$246,597

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount		Shares	Amount
Balance – January 1, 2021	27,652,449	$162,444	17,439,488	$17	$95,055	(280,686)	$(2,350)	$(4,290)	$(168,245)	$(79,813)
Exercise of stock options, net of shares withheld for taxes	—	—	422,235	1	1,782	(26,344)	(249)	—	—	1,534
Vesting of restricted stock units	—	—	209,571	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,039	—	—	—	—	3,039
Other comprehensive income	—	—	—	—	—	—	—	160	—	160
Net income	—	—	—	—	—	—	—	—	25,947	25,947
Balance – June 30, 2021	27,652,449	$162,444	18,071,294	$18	$99,876	(307,030)	$(2,599)	$(4,130)	$(142,298)	$(49,133)

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(12,208)	$25,947
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	5,160	3,285
Amortization of capitalized software development costs	4,711	4,092
Amortization of intangible assets	3,153	1,818
Stock-based compensation	6,090	2,948
Non-cash operating lease expense	2,133	—
Provision for credit losses	978	1,385
Deferred income taxes	(3,995)	(602)
Other	3,530	3,215
Changes in operating assets and liabilities:
Accounts receivable	8,523	(3,852)
Prepaid expenses and other current assets	(4,598)	(4,565)
Other assets	2,094	(465)
Accounts payable and accrued and other current liabilities	(16,123)	(8,821)
Operating lease liabilities	(1,936)	—
Deferred revenue	904	(7)
Other	454	483
Net cash (used in) provided by operating activities	(1,130)	24,861

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(34,524)	—
Purchases of property and equipment	(10,355)	(676)
Capitalized software development costs	(6,333)	(5,089)
Other	(97)	(31)
Net cash used in investing activities	(51,309)	(5,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	3,753	1,791
Treasury stock repurchases and share withholdings on vested awards	(9,572)	(249)
Principal payments on finance lease obligations	(1,871)	(2,273)
Deferred financing costs	—	(494)
Net cash used in financing activities	(7,690)	(1,225)

Effect of exchange rate changes	(3,875)	(161)

Net (decrease) increase in cash, cash equivalents and restricted cash	(64,004)	17,679
Cash, cash equivalents and restricted cash — Beginning	455,592	94,067
Cash, cash equivalents and restricted cash — Ending	$391,588	$111,746

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$391,409	$111,334
Restricted cash, included in other assets	179	412
Total cash, cash equivalents, and restricted cash	$391,588	$111,746

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Six Months Ended June 30,
	2022	2021
	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$2,746	$1,958
Cash paid for interest	$3,733	$331

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized for software development costs	$306	$91
Purchases of property and equipment included in accounts payable	$32	$57
Property and equipment financed under capital obligation arrangements	$—	$1,837
Acquisition consideration payable	$12,017	$—
Stock consideration issued for acquisition of a business	$4,190	$—
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization, Description of Business, Basis of Presentation, Use of Estimates and Recently Adopted Accounting Pronouncements
Organization and Description of Business
Outbrain Inc. (together with its subsidiaries, “Outbrain”, the “Company”, “we”, “our” or “us”), was incorporated in August 2006 in Delaware. The Company is headquartered in New York, New York and has wholly owned subsidiaries in Israel, Europe, Asia, Brazil and Australia. In connection with the Company’s initial public offering (“IPO”), its common stock began trading on The Nasdaq Stock Market LLC (“Nasdaq”) on July 23, 2021 under “OB” ticker.
Outbrain is a leading recommendation platform powering the open web. The Company’s platform provides personalized recommendations that appear as links to content, advertisements and videos on media owners’ online properties. The Company generates revenue from marketers through user engagements with promoted recommendations that it delivers across a variety of third-party media owners’ online properties. The Company pays traffic acquisition costs to its media owner partners on whose digital properties the recommendations are shown. The Company’s advertiser solutions are mainly priced using a performance-based model based on the actual number of engagements generated by users, which is highly dependent on its ability to generate trustworthy and interesting recommendations to individual users based on its proprietary algorithms. A small portion of the Company’s revenue is generated through advertisers participating in programmatic auctions wherein the pricing is determined by the auction results and not dependent on user engagement.
Basis of Presentation
The accompanying condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 18, 2022 (“2021 Form 10-K”).
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are based on historical information and on various other assumptions that the Company believes are reasonable under the circumstances. Estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the allowance for credit losses, sales allowance, software development costs eligible for capitalization, valuation of deferred tax assets, the useful lives of property and equipment, the useful lives and fair value of intangible assets and goodwill, the fair value of stock-based awards, and the recognition and measurement of income tax uncertainties and other contingencies. Actual results could differ materially from these estimates.
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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company generally does not require collateral to secure its accounts receivable. No single marketer accounted for 10% or more of the Company’s total revenue for the three and six months ended June 30, 2022 or 2021, or for 10% or more of its gross accounts receivable balance as of June 30, 2022 or December 31, 2021.
During the three and six months ended June 30, 2022, none of the Company’s media owners accounted for 10% or more of its total traffic acquisition costs. For the three and six months ended June 30, 2021, one media owner accounted for approximately 10% and 11%, respectively, of the Company’s total traffic acquisition costs.
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
The Company adopted Topic 842 on January 1, 2022 using the transition election allowing it not to restate prior periods. As such, results for reporting periods beginning on January 1, 2022 are presented under Topic 842, while prior period amounts continue to be reported in accordance with the Company’s historical accounting treatment under ASC 840, Leases. The Company elected the package of practical expedients permitted under the transition guidance, which allows it not to reassess its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to separate the lease and non-lease components for its real estate leases and not to recognize lease assets and liabilities for operating leases with initial terms of 12 months or less. The Company did not elect the “hindsight” practical expedient. The Company uses its incremental borrowing rate to determine the present value of lease payments, as the Company’s leases do not have a readily determinable implicit discount rate. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount in a similar economic environment.

Upon adoption, the Company recognized operating right-of-use assets of $14.8 million and operating lease liabilities of $15.2 million in its consolidated balance sheet as of January 1, 2022. In addition, the Company reclassified deferred rent and lease incentives as a component of right-of-use assets. The adoption of the new lease standard did not have a material impact the Company’s results of operations or cash flows and there was no cumulative-effect adjustment to the opening balance of retained earnings.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Credit Losses
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires consideration of forward-looking information to calculate credit loss estimates. These changes result in an earlier recognition of credit losses. The Company's financial assets held at amortized cost include accounts receivable. The amendments in ASU 2020-05, “Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) Effective Dates for Certain Entities,” deferred the effective date for Topic 326 to fiscal years beginning after December 15, 2022. The Company early adopted ASU 2016-13 as of January 1, 2022, using the adoption method based on the aging schedules of accounts receivable. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
See Note 1 to the Company’s audited consolidated financial statements for the year ended December 31, 2021 in the Company’s 2021 Form 10-K for a complete disclosure of the Company’s significant accounting policies.
2. Revenue Recognition
The following table presents total revenue based on where the Company’s marketers are physically located:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
USA	$85,079	$92,991	$170,656	$171,078
Europe, the Middle East and Africa (EMEA)	140,293	126,033	279,968	252,578
Other	25,511	28,129	54,475	51,521
Total revenue	$250,883	$247,153	$505,099	$475,177
Contract Balances
There were no contract assets as of June 30, 2022 or December 31, 2021. Contract liabilities primarily relate to advance payments and consideration received from customers. As of June 30, 2022 and December 31, 2021, the Company’s contract liabilities were recorded as deferred revenue in the condensed consolidated balance sheets.
3. Acquisition
On November 19, 2021, the Company entered into a definitive agreement, by and among the Company and the shareholders of video intelligence AG (“vi”), a Swiss-based contextual video technology company for digital media owners, for the acquisition of all of the outstanding shares of vi for a purchase price of approximately $55 million. The acquisition was completed on January 5, 2022. The purchase price was paid in the form of cash and Outbrain common stock, with the first installment of $37.3 million in cash and the equity portion paid at closing, and the substantial majority of the remaining cash balance paid in the third quarter of 2022. The equity portion of the purchase price was comprised of 355,786 shares of the Company’s common stock with a fair value of $4.2 million, and is subject to a post-closing adjustment based on market price of the Company’s stock to be determined one year from closing, at which time any required adjustment is to be paid in cash. Aggregate consideration for the acquisition of vi will not exceed approximately $55 million in total. This acquisition expanded the Company’s video product offerings to include in-stream high-quality video content, delivering a better user experience and more value to its advertisers.

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
This acquisition was accounted for as a business combination under the acquisition method of accounting and the results of operations of vi have been included in the Company’s results of operations as of the acquisition date. The Company incurred transaction costs relating to the vi acquisition of $0.2 million during the six months ended June 30, 2022, which were included in general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company allocated the purchase price to identifiable assets acquired based on their estimated fair values at acquisition date, which required management to use significant judgment and estimates, including valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and identifying comparable companies. The Company engaged third-party valuation specialists to assist in determining the fair values of the acquired assets and liabilities. During the six months ended June 30, 2022, the Company recorded an expense of $0.4 million in its condensed consolidated statement of operations, to adjust the contingent consideration payable to its estimated fair value of approximately $0.9 million as of June 30, 2022.
The allocation of the purchase price to the identifiable assets and liabilities based on their estimated fair values as of the acquisition date was as follows:

January 5, 2022
(In thousands)
Cash and cash equivalents	$2,787
Accounts receivable	3,849
Prepaid expenses and other current assets	995
Property and equipment, net	43
Publisher relationships	10,783
Customer relationships	732
Content provider relationships	284
Technology intangibles	9,985
Tradenames	3,704
Accounts payable	(2,571)
Accrued and other liabilities	(2,768)
Deferred tax liability	(5,021)
Net assets acquired	22,802
Goodwill	30,182
Total	$52,984

The fair values of the publisher relationships were determined using the multi-period excess earnings income approach and the fair values of the customer and content provider relationships were determined using the cost approach. The fair value of tradenames and technology was determined using the relief-from-royalty method. Identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The Company estimated useful lives of acquired publisher relationships and technology to be 8 years, and tradenames to be 9 years, and other relationships to be 5 years. Amortization expense for amortizable intangible assets is included within sales and marketing expense and other cost of revenue in the Company’s condensed consolidated statements of operations.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The excess of the purchase price over the aggregate fair value of the identifiable assets acquired was recorded as goodwill and is primarily attributable to expected synergies and increased offerings to customers the Company expects from future growth and potential monetization opportunities. Goodwill is not amortized but will be evaluated for impairment at least annually, or more frequently if there are indicators of impairment. The goodwill is not deductible for tax purposes.
4. Fair Value Measurements
The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company’s financial instruments include restricted time deposits, severance pay fund deposits and foreign currency forward contracts. The Company determines the fair value of its financial instruments based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the Company uses the fair value hierarchy described below to distinguish between observable and unobservable inputs:
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
The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	June 30, 2022
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Restricted time deposit (1)	$—	$179	$—	$179
Severance pay fund deposits (1)	$—	$5,545	$—	$5,545
Total financial assets	$—	$5,724	$—	$5,724
Financial Liabilities:
Foreign currency forward contract (2)	$—	$3,333	$—	$3,333
Total financial liabilities	$—	$3,333	$—	$3,333

	December 31, 2021
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Restricted time deposit (1)	$—	$195	$—	$195
Severance pay fund deposits (1)	$—	$6,086	$—	$6,086
Foreign currency forward contract (3)	$—	$741	$—	$741
Total financial assets	$—	$7,022	$—	$7,022
_____________________
(1)Recorded within other assets
(2)Recorded within accrued and other current liabilities
(3)Recorded within prepaid expenses and other current assets

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Convertible Notes	$236,000	$188,257	$236,000	$234,348
The Company enters into foreign currency forward exchange contracts to manage the effects of fluctuations in foreign currency exchange rates on its net cash flows from non-U.S. dollar denominated operations. During the three and six months ended June 30, 2022, the Company recognized losses of $3.3 million and $4.1 million, respectively, related to mark-to-market adjustments on its undesignated foreign currency forward contacts. The Company recorded corresponding gains of $0.7 million and losses of $0.6 million, respectively, during the three and six months ended June 30, 2021.
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
Accounts receivable, net of allowance for credit losses consists of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Accounts receivable	$185,212	$197,216
Allowance for credit losses	(4,801)	(4,402)
Accounts receivable, net of allowance for credit losses	$180,411	$192,814
The allowance for credit losses consists of the following activity:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
	(In thousands)
Allowance for credit losses, beginning balance	$4,402	$4,174
Provision for credit losses, net of recoveries	846	2,601
Write-offs	(447)	(2,373)
Allowance for credit losses, ending balance	$4,801	$4,402

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consists of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Computer equipment	$51,702	$43,316
Capitalized software development costs	60,872	54,233
Software	2,509	2,817
Leasehold improvements	1,174	1,547
Furniture and fixtures	208	83
Property, equipment and capitalized software, gross	116,465	101,996
Less: accumulated depreciation and amortization	(82,367)	(73,988)
Total property, equipment and capitalized software, net	$34,098	$28,008
Accrued and Other Current Liabilities
Accrued and other current liabilities consists of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Accrued traffic acquisition costs	$73,241	$60,274
Acquisition consideration payable	11,747	—
Accrued tax liabilities	11,323	9,240
Accrued agency commissions	10,669	10,639
Accrued professional fees	4,862	6,569
Operating lease obligations, current	3,823	—
Foreign currency forward contract	3,333	—
Interest payable	3,074	3,094
Finance lease obligations, current	2,256	3,069
Other	6,468	6,705
Total accrued and other current liabilities	$130,796	$99,590
In addition to accrued traffic acquisition costs, accounts payable as of June 30, 2022 and December 31, 2021 included traffic acquisition costs of $119.7 million and $147.4 million, respectively.
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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes assets and liabilities related to the Company’s operating and finance leases:

	Condensed Consolidated Balance Sheet Location	June 30, 2022
		(In thousands)
Lease assets
Operating leases	Operating lease right-of-use assets, net	$12,846
Finance leases	Property, equipment and capitalized software, net	3,073
Total lease assets		$15,919

Lease liabilities
Current liabilities:
Operating leases	Accrued and other current liabilities	$3,823
Finance leases	Accrued and other current liabilities	2,256

Non-current liabilities:
Operating leases	Operating lease liabilities, non-current	9,766
Finance leases	Other liabilities	1,025
Total lease liabilities		$16,870
The following table presents the components of the Company’s total lease expense:

	Condensed Consolidated Statements of Operations Location	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
		(In thousands)
Operating lease cost
Fixed lease costs	Cost of revenue and operating expenses	$965	$2,133
Variable lease costs	Operating Expenses	32	62
Short-term lease costs	Cost of revenue and operating expenses	134	274
Financing lease cost:
Depreciation	Cost of revenue	803	1,746
Interest	Interest expense	71	159
Total lease cost		$2,005	$4,374
As of June 30, 2022, the maturities of the Company's lease liabilities under operating and finance leases were as follows:

Year	Operating Leases	Finance Leases
	(in thousands)
Remainder of 2022	$2,498	$1,369
2023	3,569	1,741
2024	3,196	257
2025	3,176	—
2026	1,545	—
Thereafter	1,175	—
Total minimum payments required	$15,159	$3,367
Less: imputed interest	(1,570)	(86)
Total present value of lease liabilities	$13,589	$3,281

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2022, the Company entered into one new operating lease agreement that has not yet commenced. Future leases payments for the operating lease are approximately $2.3 million. The lease will commence in 2023 and has a lease term of ten years.
The following table summarizes weighted-average lease terms and discount rates for the Company’s leases:

June 30, 2022
Weighted-average remaining lease term (in years)
Operating leases	4.26 years
Finance leases	1.42 years
Weighted-average discount rate
Operating leases	5.26%
Finance leases	7.38%
Supplemental cash flow information related to leases is as follows:

Six Months Ended June 30, 2022
(In thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows from operating leases	$1,936
Cash flows from finance leases	$1,871
New operating lease assets obtained in exchange for new lease obligations	$503
As of December 31, 2021, prior to the adoption of Topic 842, future minimum lease payments under the Company’s non-cancelable operating leases and capital leases were as follows:

Year Ending December 31:	Operating Leases	Capital Leases
	(In thousands)
2022	$4,214	$3,329
2023	3,128	1,741
2024	2,768	257
2025	2,630	—
2026	1,399	—
Thereafter	929	—
Total minimum payments required	$15,068	$5,327
7. Goodwill and Intangible Assets
The changes in the carrying value of the Company’s goodwill balance was as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Goodwill, opening balance	$32,881	$32,881
Acquisition of vi	30,182	—
Goodwill, closing balance	$63,063	$32,881
The Company has not recorded any accumulated impairments of goodwill.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows:

	As of June 30, 2022
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	5.8 years	$18,411	$(9,028)	$9,383
Customer relationships	4.1 years	6,393	(4,896)	1,497
Publisher relationships	6.3 years	19,828	(8,000)	11,828
Tradenames	8.7 years	5,495	(927)	4,568
Content Provider Relationships	5.0 years	284	(27)	257
Other	14.0 years	885	(198)	687
Total intangible assets, net		$51,296	$(23,076)	$28,220

	As of December 31, 2021
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	3.2 years	$8,425	$(8,425)	$—
Customer relationships	4.0 years	5,345	(4,050)	1,295
Publisher relationships	4.0 years	8,403	(5,777)	2,626
Tradenames	8.0 years	1,665	(572)	1,093
Other	14.0 years	876	(171)	705
Total intangible assets, net		$24,714	$(18,995)	$5,719
No impairment charges were recorded during the three and six months ended June 30, 2022 and 2021.
As of June 30, 2022, estimated amortization related to the Company’s identifiable acquisition-related intangible assets in future periods was as follows:

Year	Amount
(In thousands)
Remainder of 2022	$3,433
2023	4,334
2024	3,490
2025	3,490
2026	3,490
Thereafter	9,983
Total	$28,220

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
The Company was in compliance with all of the financial covenants under its 2021 Revolving Credit Facility as of June 30, 2022. As of June 30, 2022 and December 31, 2021, the Company had no borrowings outstanding under its revolving credit facilities and its available borrowing capacity was $74.4 million and $75.0 million, respectively, based on the defined borrowing formula. Other assets in the Company’s condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 included deferred financing costs of $0.5 million, which are being amortized over the term of the 2021 Revolving Credit Facility.
9. Income Taxes
The Company’s interim provision for income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income and adjusted for the tax effects of any discrete items. The Company’s effective tax rates for the three months ended June 30, 2022 and 2021 were (19.1)% and 5.1%, respectively. The Company’s effective tax rates for the six months ended June 30, 2022 and 2021 were (5.8)% and 8.6%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2022 was lower than the U.S. federal statutory tax rate of 21%, primarily due the tax impact related to the profitability of non-U.S. jurisdictions and certain non-deductible stock-based compensation expenses. The effective tax rate for the three and six months ended June 30, 2021 was lower than the U.S. federal statutory tax rate of 21%, primarily due to full valuation allowance recorded against the Company’s deferred tax assets in the U.S. during the period, the majority of which was released during the fourth quarter of 2021.
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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. Stockholders’ Equity
Share Repurchases
On February 28, 2022, the Company’s Board of Directors (“the Board”) approved a stock repurchase program under which the Company is authorized to purchase up to $30 million of the Company's common stock, par value $0.001 per share, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase program may be commenced, suspended or terminated at any time by the Company at its discretion without prior notice. As of June 30, 2022, the remaining availability under our share repurchase program was $22.5 million.

The Company’s stock repurchases for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except share information)
Shares repurchased under the $30 million share repurchase program	1,388,317	—	1,388,317	—
Shares withheld for taxes (1)	38,864	—	156,501	26,344
Total shares repurchased	1,427,181	—	1,544,818	26,344

Value of shares repurchased under the $30 million share repurchase program	$7,501	$—	$7,501	$—
Value of shares withheld for taxes (1)	353	—	2,071	249
Total value of shares repurchased	$7,854	$—	$9,572	$249
______________________
(1) Represents shares withheld to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of the Company’s equity incentive plans and the underlying award agreements.
12. Stock-based Compensation
In July 2021, the Board and the Company’s stockholders approved the 2021 Long-Term Incentive Plan (the “2021 LTIP”), which became effective in connection with the closing of the Company’s IPO. The 2021 LTIP may be used to grant, among other award types, stock options, restricted share awards (“RSAs”) and restricted stock units (“RSUs”). The number of shares of common stock reserved for future issuance under the 2021 Plan will also be increased pursuant to provisions for annual automatic evergreen increases. The Company’s previous awards issued under its 2007 Omnibus Securities and Incentive Plan, as amended and restated on January 21, 2009 (“2007 Plan”), remain subject to the 2007 Plan. As of June 30, 2022, approximately 6,255,000 and 177,000 shares were available for grant under the 2021 LTIP and the 2007 Plan, respectively.
The Company recognizes stock-based compensation for stock-based awards, including stock options, RSUs and stock appreciation rights (“SARs”) based on the estimated fair value of the awards. The Company estimates the fair value of its stock option awards on the grant date using the Black-Scholes option pricing model. The fair value of RSUs is the fair value of the Company’s common stock on the date of grant.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Research and development	$756	$446	$1,293	$694
Sales and marketing	1,410	784	2,583	1,339
General and administrative	1,191	231	2,214	915
Total stock-based compensation	$3,357	$1,461	$6,090	$2,948
As of June 30, 2022, the Company’s unrecognized stock-based compensation expense was $2.9 million for unvested stock options and $31.7 million for unvested RSUs.
The following table summarizes stock option activity for the six months ended June 30, 2022:

	Stock Options
	Number of Shares	Weighted- Average Exercise Price
Outstanding—December 31, 2021	3,482,900	$8.11
Granted	—	$—
Exercised	(507,750)	$4.50
Forfeited	(62,403)	$8.08
Outstanding—June 30, 2022	2,912,747	$8.74
Exercisable	2,290,136	$8.11
The following table summarizes RSU activity for the six months ended June 30, 2022:

	RSUs
	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding—December 31, 2021	1,848,142	$11.61
Granted	1,833,787	$10.00
Vested	(475,811)	$10.61
Forfeited	(144,401)	$11.40
Outstanding—June 30, 2022	3,061,717	$10.84
As of June 30, 2022 and December 31, 2021, 3,390 SARs awards were outstanding, which are accounted for as liability awards.
Stock-Based Awards Granted Outside of Equity Incentive Plans
Warrants
The Company issued equity classified warrants to purchase shares of common stock to certain third-party advisors, consultants and financial institutions, which expire between 2024 and 2026. As of June 30, 2022 and December 31, 2021, the Company had 188,235 and 376,470 warrants outstanding, respectively, with a weighted exercise price of $7.57 at June 30, 2022, reflecting 188,235 warrants exercised during the six months ended June 30, 2022.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Employee Stock Purchase Plan
In July 2021, the Board and the Company’s stockholders approved a new 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the closing of the Company’s IPO. A total of approximately 1,830,000 shares of the Company’s common stock have been reserved for issuance under the ESPP, which is subject to annual automatic evergreen increases. As of June 30, 2022, no shares were purchased under the ESPP as it is not yet effective.
13. Net (Loss) Income Per Common Share
The following table sets forth basic and diluted net (loss) income per share for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)
Numerator:
Basic and diluted:
Net (loss) income	$(10,318)	$15,201	$(12,208)	$25,947
Less: undistributed earnings allocated to participating securities	—	(9,255)	—	(15,798)
Net (loss) income attributable to common stockholders	$(10,318)	$5,946	$(12,208)	$10,149

Denominator:
Basic weighted-average shares used in computing net (loss) income attributable to common stockholders	57,590,308	17,519,243	57,414,636	17,371,162
Weighted average dilutive share equivalents:
Stock options, Warrants, RSAs and RSUs	—	3,417,911	—	2,643,791
Diluted weighted-average shares used in computing net (loss) income attributable to common stockholders	57,590,308	20,937,154	57,414,636	20,014,953

Net (loss) income per share attributable to common stockholders:
Basic	$(0.18)	$0.34	$(0.21)	$0.58
Diluted	$(0.18)	$0.28	$(0.21)	$0.51
The following weighted average shares have been excluded from the calculation of diluted (loss) income per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Convertible preferred stock	—	27,652,449	—	27,652,449
Options to purchase common stock	2,912,747	1,050,000	2,912,747	1,050,000
Warrants	188,235	—	188,235	—
Restricted stock units	3,061,717	133,630	3,061,717	116,971
Convertible notes	9,440,000	—	9,440,000	—
Total shares excluded from diluted (loss) income per share	15,602,699	28,836,079	15,602,699	28,819,420

Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 18, 2022 (“2021 Form 10-K”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations, and involve risks and uncertainties. Factors that could cause or contribute to these differences include those incorporated by reference in Part II, Item 1A "Risk Factors" in this Report as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed below and elsewhere in this Report, including under the caption “Note About Forward-Looking Statements.”
Overview
Outbrain Inc. (together with our subsidiaries, “Outbrain”, the “Company”, “we”, “our” or “us”) was incorporated in August 2006 in Delaware. The Company is headquartered in New York, New York and has wholly owned subsidiaries in Israel, Europe, Asia, Brazil and Australia.
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
The following is a summary of our performance for the periods presented:
•Our revenue increased $3.7 million to $250.9 million for the three months ended June 30, 2022, compared to $247.2 million for the three months ended June 30, 2021, including net unfavorable foreign currency effects of approximately $11.5 million, and increased $15.2 million, or 6.2% on a constant currency basis. Our revenue increased $29.9 million, or 6.3%, to $505.1 million for the six months ended June 30, 2022, compared to $475.2 million for the six months ended June 30, 2021, including net unfavorable foreign currency effects of approximately $17.2 million, and increased $47.1 million, or 9.9% on a constant currency basis.

•Our gross profit was $48.7 million and our gross margin was 19.4% for the three months ended June 30, 2022, compared to gross profit of $59.1 million and gross margin of 23.9% for the three months ended June 30, 2021. Our gross profit was $102.6 million and our gross margin was 20.3% for the six months ended June 30, 2022, compared to gross profit of $112.5 million and gross margin of 23.7% for the six months ended June 30, 2021.
•Our Ex-TAC Gross Profit(1) decreased 11.2% to $59.3 million for the three months ended June 30, 2022, from $66.8 million for the three months ended June 30, 2021. Our Ex-TAC Gross Profit(1) decreased 3.5% to $122.8 million for the six months ended June 30, 2022, compared to $127.2 million for the six months ended June 30, 2021.
•Our net loss was $10.3 million, or 21.2% of gross profit, for the three months ended June 30, 2022, compared to net income of $15.2 million, or 25.7% of gross profit, for the three months ended June 30, 2021. For the six months ended June 30, 2022, our net loss was $12.2 million, or 11.9% of gross profit, compared to net income of $25.9 million, or 23.1% of gross profit, for the six months ended June 30, 2021.
•Our Adjusted EBITDA(1) decreased $18.7 million to $5.9 million for the three months ended June 30, 2022, from $24.6 million for the three months ended June 30, 2021. Adjusted EBITDA(1) was 9.9% and 36.8% of Ex-TAC Gross Profit(1) for the three months ended June 30, 2022 and 2021, respectively. Our Adjusted EBITDA(1) decreased $27.7 million to $17.5 million for the six months ended June 30, 2022, from $45.2 million for the six months ended June 30, 2021. Adjusted EBITDA(1) was 14.2% and 35.5% of Ex-TAC Gross Profit(1) for the six months ended June 30, 2022 and 2021, respectively.
______________________________________________
(1)Ex-TAC Gross Profit and Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most comparable GAAP financial measures.
Recent Developments
On February 28, 2022, the Company’s Board of Directors (the “Board”) approved a stock repurchase program under which the Company is authorized to purchase up to $30 million of the Company's common stock, par value $0.001 per share, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase program may be commenced, suspended or terminated at any time by the Company at its discretion without prior notice. During the six months ended June 30, 2022, we paid $7.5 million, including commissions, to repurchase 1,388,317 shares under our stock repurchase program. As of June 30, 2022, the remaining availability under our share repurchase program was $22.5 million. An additional 951,057 shares were repurchased for $5.1 million in July 2022. See Note 11 to the accompanying condensed consolidated financial statements to additional information relating our stock repurchases.
On November 19, 2021, we entered into a definitive agreement, by and among our Company and the shareholders of video intelligence AG (“vi”), a Swiss-based contextual video technology company for digital media owners, for the acquisition of all of the outstanding shares of vi for a purchase price of approximately $55 million. The acquisition was completed on January 5, 2022. The purchase price was paid in the form of cash and Outbrain common stock, with the first installment of $37.3 million in cash and the equity portion paid at closing, and the substantial majority of the remaining cash balance paid in the third quarter of 2022. The equity portion of the purchase price was comprised of 355,786 shares of our common stock with a fair value of $4.2 million, and is subject to a post-closing adjustment based on market price of our stock to be determined one year from closing, at which time any required adjustment is to be paid in cash. Aggregate consideration for the acquisition of vi will not exceed approximately $55 million in total. This acquisition expanded our video product offerings to include in-stream high-quality video content, delivering a better user experience and more value to our advertisers. This acquisition was accounted for as a business combination and the results of the acquired entity have been included in our results of operations beginning as of the acquisition date.
Macroeconomic Environment
General worldwide economic conditions have recently experienced significant instability as well as volatility and disruption in the financial markets, resulting from factors such as the effects of the COVID-19 pandemic and the Russia-Ukraine conflict. The current macroeconomic environment, with variables such as inflation, global supply chain disruptions, and labor shortages and stoppages, has negatively impacted our advertisers. Accordingly, these conditions have adversely impacted our business during the first half of 2022 and could, if they continue or worsen, adversely impact us in the future, including if our advertisers were to reduce or further reduce their advertising spending as a result of any of these factors. We continue to monitor our operations, and the operations of those in our ecosystem (including media partners, advertisers and agencies). These conditions make it difficult for us, our media partners, advertisers and agencies to accurately forecast and plan future business activities and could cause a further reduction or delay in overall advertising demand and spending, which would harm our business, financial condition and results of operations.

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
We calculate media partner net revenue retention at the end of each quarter by starting with revenue generated on media partners’ properties during the same period in the prior year, “Prior Period Retention Revenue.” We then calculate the revenue generated on these same media partners’ properties in the current period, “Current Period Retention Revenue.” Current Period Retention Revenue reflects any expansions within the media partner relationships, such as any additional placements or properties on which we extend our recommendations, as well as contraction or attrition. Our media partner net revenue retention in a quarter equals the Current Period Retention Revenue divided by the Prior Period Retention Revenue. To calculate media partner net revenue retention for year-to-date and annual periods, we sum the quarterly Current Period Retention Revenue and divide it by the sum of the quarterly Prior Period Retention Revenue. These amounts exclude certain revenue adjustments and revenue recognized on a net basis. Our media partner net revenue retention was 91% and 95%, respectively, for the three and six months ended June 30, 2022.
Our growth also depends on our ability to secure partnerships with new media partners. New media partners are defined as those relationships in which revenue was not generated in the prior period, except for limited instances where residual revenue was generated on a media partner’s properties. In such instances, the residual revenue would be excluded from net revenue retention above. Revenue generated on new media partners’ properties contributed approximately 10% and 11%, respectively, to revenue growth for the three and six months ended June 30, 2022.
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
Advertiser Retention and Growth
We focus on serving ads that are most likely to deliver engagement, rather than on the price of the ads, which leads to better ROAS for advertisers. Our growth is partially driven by retaining and expanding the amount of spend by advertisers on our platform, as well as acquiring new advertisers. Improving our platform with functionality and features that increase engagement and ROAS increases the attractiveness of our platform to existing and new advertisers while also growing our share of their advertising budgets. We continuously invest in enhancing our technological capabilities to deliver better ROAS and transparency on ad spend, and market these attributes to grow our advertiser base and share of wallet.

Prices paid by advertisers on our platform fluctuate period to period for a variety of reasons, including supply and demand, competition, macroeconomic conditions, and seasonality. Movements in average prices do not necessarily correlate to our revenue or Ex-TAC Gross Profit trends. In order to grow our revenue and Ex-TAC Gross Profit and maximize value for our advertisers and media partners, our focus as a business is on driving user engagement and ROAS for advertisers, not on optimizing for price.
For the year ended December 31, 2021, over 24,000 unique advertisers were active on our platform. In addition, we continue to grow our programmatic partnerships, enabling us to grow our advertiser base efficiently.
Expansion Into New Environments, New Content Experiences and New Ad Formats
The accelerating pace of technological innovation and adoption, combined with continuously evolving user behavior and content consumption habits, presents multiple opportunities for growth. The emergence of new devices, platforms and environments in which users spend time consuming content is one area of expansion for us. Similarly, the formats in which content can or will be consumed continue to evolve, as do user-friendly and impactful ad formats that can be delivered in or alongside that content. Fundamentally, we plan to continue making our platform available for media partners on all types of devices and platforms, and all formats of media, that carry their content.
Examples of new environments in which content consumption is expected to grow include connected TVs (“CTV”), screens for autonomous vehicles and public transport, pre-installed applications on new smartphones, smartphone native content feeds, push notifications and email newsletters. We are developing solutions that allow media partners, service providers and manufacturers to provide better curated, personalized and more engaging content feeds and recommendations in these environments. Through our acquisition of vi in the first quarter of 2022, we expanded our video product offerings to new formats and environments, including In-Stream video ads and CTV environments.
The development and deployment of new ad formats allow us to better serve users, media partners and, ultimately, advertisers who seek to target and engage users at scale; this continues to open and grow new types of advertiser demand, while ensuring relevance as the environments in which we operate diversify.
Investment in Our Technology and Infrastructure
Innovation is a core tenet of our Company and our industry. We plan to continue our investments in our people and our technology in order to retain and enhance our competitive position. For example, improvements to our algorithms help us deliver more relevant ads, driving higher user engagement, thereby improving ROAS for advertisers and increasing monetization for our media partners. Our Smartlogic product dynamically adjusts both the arrangement and the formats of content delivered to a user, depending on the user’s preferences and our media partner’s key performance indicators (“KPIs”), ensuring a more personalized and engaging feed experience. We continue to invest in media partner and advertiser focused tools, technology and products as well as privacy-centric solutions, most recently announcing the launch of KeystoneTM, designed as a total business optimization platform for media owners.
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
Industry Dynamics
Our business depends on the overall demand for digital advertising, on the continuous success of our current and prospective media partners, and on the general market conditions. Digital advertising is a rapidly evolving and growing industry, with growth that has outpaced the growth of the broader advertising industry. Content consumption is increasingly shifting online, requiring media owners to adapt in order to successfully attract, engage and monetize their users. Given the large and growing volume of content being generated online, content curation tools are increasingly becoming a necessity for users and media owners alike. Advertisers increasingly rely on digital advertising platforms that deliver highly targeted ads and measurable performance. Regulators across most developed markets are increasingly focused on enacting and enforcing user privacy rules as well as tighter oversight of the major “walled garden” platforms. Industry participants have recently been, and likely will continue to be, impacted by changes implemented by platform leaders such as Apple’s change to its Identifier for Advertisers policy and Google’s evolving roadmap pertaining to the use of cookies within its Chrome web browser. See Item 1A, “Risk Factors” in our 2021 Form 10-K for additional information regarding changing industry dynamics with respect to industry participants and the regulatory environment. Given our focus on innovation, the depth and length of our media partner relationships and our scale, we believe that we are well positioned in the long-term to address and potentially benefit from many of these industry dynamics. Additionally, we believe that our strength in delivering engagement and clear outcomes for advertisers aligns well with the ongoing market shift towards increased accountability and expectations of ROAS from digital advertising spend generally.

Seasonality
The global advertising industry experiences seasonal trends that affect most participants in the digital advertising ecosystem. Our revenue generally fluctuates from quarter to quarter as a result of a variety of factors, including seasonality, as many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing, as well as the timing of advertising budget cycles. Historically, the fourth quarter of the year has reflected the highest levels of advertiser spending, and the first quarter generally has reflected the lowest level of advertiser spending. In addition, expenditures by advertisers tend to be cyclical and discretionary in nature, reflecting changes in brand advertising strategy, budgeting constraints and buying patterns and a variety of other factors, many of which are outside of our control. The quarterly rate of increase in our traffic acquisition costs is generally commensurate with the quarterly rate of increase in our revenue. However, traffic acquisition costs have, at times, grown at a faster or slower rate than revenue, primarily due to the mix of the revenue generated or contracted terms with media partners. We generally expect these seasonal trends to continue, though historical seasonality may not be predictive of future results given the potential for changes in advertising buying patterns and macroeconomic conditions. These trends will affect our operating results and we expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.
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
Other Expense, Net
Other expense, net is comprised of interest expense and other expense, net and interest income.
Interest Expense.  Interest expense consists of interest expense on our 2.95% Convertible Senior Notes due 2026 (the “Convertible Notes”), our revolving credit facility and capital leases. Interest expense may increase if we incur borrowings periodically under our revolving credit facility or if we enter into new debt facilities or capital leasing arrangements.
Other Expense, net and Interest Income. Other expense, net and interest income primarily consists of interest earned on our cash and cash equivalents and money market funds, as well as foreign currency exchange gains and losses. Foreign currency exchange gains and losses, both realized and unrealized, relate to transactions and monetary asset and liability balances denominated in currencies other than the functional currencies, including mark-to-market adjustments on undesignated foreign exchange forward contracts. Foreign currency gains and losses may continue to fluctuate in the future due to changes in foreign currency exchange rates.
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

Results of Operations
We have one operating segment, which is also our reportable segment. The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Condensed Consolidated Statements of Operations:
Revenue	$250,883	$247,153	$505,099	$475,177
Cost of revenue:
Traffic acquisition costs	191,554	180,324	382,250	347,937
Other cost of revenue	10,610	7,767	20,199	14,709
Total cost of revenue	202,164	188,091	402,449	362,646
Gross profit	48,719	59,062	102,650	112,531
Operating expenses:
Research and development	10,519	8,474	20,947	16,902
Sales and marketing	28,122	21,186	55,517	41,054
General and administrative	12,957	12,247	28,991	22,640
Total operating expenses	51,598	41,907	105,455	80,596
(Loss) income from operations	(2,879)	17,155	(2,805)	31,935
Other expense, net:
Interest expense	(1,953)	(189)	(3,824)	(359)
Other expense, net, and interest income	(3,828)	(943)	(4,909)	(3,196)
Total other expense, net	(5,781)	(1,132)	(8,733)	(3,555)
(Loss) income before provision for income taxes	(8,660)	16,023	(11,538)	28,380
Provision for income taxes	1,658	822	670	2,433
Net (loss) income	$(10,318)	$15,201	$(12,208)	$25,947
Other Financial Data:
Research and development as % of revenue	4.2%	3.4%	4.1%	3.6%
Sales and marketing as % of revenue	11.2%	8.6%	11.0%	8.6%
General and administrative as % of revenue	5.2%	5.0%	5.7%	4.8%
Non-GAAP Financial Data: (1)
Ex-TAC Gross Profit	$59,329	$66,829	$122,849	$127,240
Adjusted EBITDA	$5,864	$24,581	$17,472	$45,164
______________________
(1)Ex-TAC Gross Profit and Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most comparable GAAP financial measures.
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Revenue
Revenue increased $3.7 million to $250.9 million for the three months ended June 30, 2022 from $247.2 million for the three months ended June 30, 2021. Revenue for the three months ended June 30, 2022 included net unfavorable foreign currency effects of approximately $11.5 million, and increased $15.2 million, or 6.2%, on a constant currency basis, compared to the prior year period. Our reported revenue grew approximately 10%, or $25.8 million from new media partners, including our recently acquired vi business, partially offset by a decrease of approximately $22.2 million due to net revenue retention of 91% on existing media partners. We have experienced lower yields mainly due to weaker demand on our platform, primarily as a result of the current macroeconomic conditions and the impact on advertising spend.
See "Non-GAAP Reconciliations" for information regarding the constant currency measures provided in this discussion and below to supplement our reported results.

Cost of Revenue and Gross Profit
Traffic acquisition costs increased $11.3 million, or 6.2%, to $191.6 million for the three months ended June 30, 2022 compared to $180.3 million in the prior year period. Traffic acquisition costs for the three months ended June 30, 2022 included net favorable foreign currency effects of approximately $9.6 million, and increased $20.9 million, or 11.6%, on a constant currency basis, compared to the prior year period. The increase in traffic acquisition costs grew more than revenue due to an unfavorable revenue mix and lower performance from certain deals. As a percentage of revenue, traffic acquisition costs increased to 76.4% for the three months ended June 30, 2022, from 73.0% in the three months ended June 30, 2021.
Other cost of revenue increased $2.8 million, or 36.6%, to $10.6 million for the three months ended June 30, 2022 compared to $7.8 million for the three months ended June 30, 2021, primarily due to increased depreciation expense on server equipment and higher hosting fees due to continued platform improvements, including increased data processing capacity. This increase also includes costs from the newly acquired vi business, including the related amortization expense for intangible assets associated with developed technology. As a percentage of revenue, other cost of revenue increased to 4.2% for the three months ended June 30, 2022, from 3.1% for the three months ended June 30, 2021.
Gross profit decreased $10.4 million, or 17.5%, to $48.7 million for the three months ended June 30, 2022 compared to $59.1 million for the three months ended June 30, 2021, which was attributable to the increase in cost of revenue exceeding the increase in revenue, as previously described. Gross profit for the three months ended June 30, 2022 included net unfavorable foreign currency effects of approximately $1.9 million, and declined $8.5 million, or 14.3%, on a constant currency basis, compared to the prior year period.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit decreased $7.5 million, or 11.2%, to $59.3 million for the three months ended June 30, 2022, from $66.8 million for the three months ended June 30, 2021. Ex-TAC Gross Profit for the three months ended June 30, 2022 included net unfavorable foreign currency effects of approximately $1.9 million, and decreased $5.6 million, or 8.4%, on a constant currency basis, compared to the prior year period. The decrease in Ex-TAC Gross Profit was primarily driven by an unfavorable revenue mix and lower performance from certain deals, partially offset by our revenue growth. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses increased by $9.7 million, or 23.1%, to $51.6 million for the three months ended June 30, 2022 from $41.9 million for the three months ended June 30, 2021. Operating expenses for the three months ended June 30, 2022 included net favorable foreign currency effects of approximately $2.7 million, and increased $12.4 million, or 29.7%, on a constant currency basis, compared to the prior year period. The increase in reported operating expenses was primarily driven by higher personnel-related costs of $6.8 million, mainly due to increased headcount and stock-based compensation expenses, increased public company-related costs of $1.6 million, increased costs related to the transition from a largely remote to a post-COVID hybrid environment, and expanded digital services taxes in Europe. These increases were partially offset by lower regulatory costs of $3.1 million, primarily driven by a partial insurance recovery in the current period.
The components of operating expenses are discussed below:
•Research and development expenses — increased $2.1 million, primarily due to higher personnel-related costs to invest in the growth of our platform.
•Sales and marketing expenses — increased $6.9 million, largely comprised of higher personnel-related costs of $3.9 million and expanded digital service taxes of $1.0 million. The remaining increase was primarily attributable to increased marketing costs, costs related to the transition from a largely remote to a hybrid environment, and amortization of certain intangible assets recorded in connection with our acquisition of vi.
•General and administrative expenses — increased $0.7 million, largely due to higher public company costs of $1.6 million, higher personnel-related costs of $1.1 million and higher professional costs. These increases were largely offset by lower regulatory matter costs of $3.1 million, primarily driven by a partial insurance recovery during the three months ended June 30, 2022.

Operating expenses as a percentage of revenue increased to 20.6% for the three months ended June 30, 2022, from 17.0% for the three months ended June 30, 2021, as operating expenses increased at a higher rate than revenues. We continue to expect our operating expenses to be higher in 2022 as compared to 2021, excluding the 2021 one-time cost of $16.5 million of cumulative stock-based compensation expense for awards with an IPO performance condition, due to higher personnel-related costs (including stock-based compensation), incremental costs associated with being a public company, and higher sales and marketing costs. During 2022, we implemented cost saving initiatives to address the current macroeconomic environment, focusing on efficiencies and cost reduction opportunities.
Total Other Expense, Net
Total other expense, net increased $4.7 million to $5.8 million for the three months ended June 30, 2022, from $1.1 million for the three months ended June 30, 2021. This increase was primarily attributable to higher net unfavorable mark-to-market adjustments of $4.0 million on undesignated foreign exchange forward contracts used to manage our foreign currency exchange risk on net cash flows from our non-U.S. dollar denominated operations, largely driven by the strengthening of the U.S. Dollar versus the Israeli Shekel during the three months ended June 30, 2022. In addition, this increase reflected higher interest expense of $1.7 million, primarily comprised of interest on our convertible senior notes issued in July of 2021. These increases were partially offset by lower net foreign currency losses of $1.0 million resulting from transactions denominated in currencies other than the functional currencies.
Provision for Income Taxes
Provision for income taxes was $1.7 million for the three months ended June 30, 2022, compared to $0.8 million for the three months ended June 30, 2021, primarily due to the geographic mix of earnings in countries with different statutory tax rates. Our effective tax rate was (19.1)% for the three months ended June 30, 2022, compared to 5.1% for the three months ended June 30, 2021, due to a loss from operations in the three months ended June 30, 2022.
Net (Loss) Income
As a result of the foregoing, we recorded net loss of $10.3 million for the three months ended June 30, 2022, as compared to net income of $15.2 million for the three months ended June 30, 2021.
Adjusted EBITDA
Our Adjusted EBITDA decreased $18.7 million to $5.9 million for the three months ended June 30, 2022 from $24.6 million for the three months ended June 30, 2021, which was primarily attributable to the increase in operating expenses and lower Ex-TAC Gross Profit, as previously described. Adjusted EBITDA included net favorable foreign currency effects of approximately $0.7 million. See “Non-GAAP Reconciliations” for the related definitions and reconciliations to our net income.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Revenue
Revenue increased by $29.9 million, or 6.3%, to $505.1 million for the six months ended June 30, 2022 from $475.2 million for the six months ended June 30, 2021. Revenue for the six months ended June 30, 2022 included net unfavorable foreign currency effects of approximately $17.2 million, and increased $47.1 million, or 9.9%, on a constant currency basis, compared to the prior year period. Our reported revenue grew approximately 11%, or $51.7 million from new media partners, including our recently acquired vi business, partially offset by a decrease of $23.4 million due to net revenue retention of 95% on existing media partners. We have experienced lower yields mainly due to weaker demand on our platform, primarily as a result of the current macroeconomic conditions and the impact on advertising spend.
Cost of Revenue and Gross Profit
Traffic acquisition costs increased $34.4 million, or 9.9%, to $382.3 million for the six months ended June 30, 2022 compared to $347.9 million in the prior year period. Traffic acquisition costs for the six months ended June 30, 2022 included net favorable foreign currency effects of approximately $13.6 million, and increased $48.0 million, or 13.8%, on a constant currency basis, compared to the prior year period. Traffic acquisition costs grew more than revenue due to an unfavorable revenue mix and lower performance from certain deals. As a percentage of revenue, traffic acquisition costs were 75.7% for the six months ended June 30, 2022 and 73.2% for the six months ended June 30, 2021.

Other cost of revenue increased $5.5 million, or 37.3%, to $20.2 million for the six months ended June 30, 2022 compared to $14.7 million in the prior year period, primarily due to increased depreciation expense on server equipment and higher hosting fees due to continued platform improvements, including increased data processing capacity. This increase also includes costs from the newly acquired vi business, including the related amortization expense for intangible assets associated with developed technology. As a percentage of revenue, other cost of revenue was 4.0% for the six months ended June 30, 2022 and 3.1% for the six months ended June 30, 2021.
Gross profit decreased $9.9 million, or 8.8%, to $102.6 million for the six months ended June 30, 2022, compared to $112.5 million for the six months ended June 30, 2021, which was primarily attributable to the increase in cost of revenue exceeding the increase in revenue, as previously described. Gross profit for the six months ended June 30, 2022 included net unfavorable foreign currency effects of approximately $3.5 million, and decreased $6.4 million, or 5.7%, on a constant currency basis, compared to the prior year period.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit decreased $4.4 million, or 3.5%, to $122.8 million for the six months ended June 30, 2022, from $127.2 million for the six months ended June 30, 2021. Our Ex-TAC Gross Profit for the six months ended June 30, 2022 included net unfavorable foreign currency effects of approximately $3.5 million, and decreased $0.9 million, or 0.7%, on a constant currency basis, compared to the prior year period. The decrease in Ex-TAC Gross Profit was primarily driven by unfavorable revenue mix and lower performance from certain deals, partially offset by our revenue growth. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses increased by $24.9 million, or 30.8%, to $105.5 million for the six months ended June 30, 2022 from $80.6 million for the six months ended June 30, 2021. Operating expenses for the six months ended June 30, 2022 included net favorable foreign currency effects of approximately $2.8 million, and increased $27.7 million, or 34.3%, on a constant currency basis, compared to the prior year period. The increase in reported operating expenses was primarily attributable to higher personnel-related costs of $14.8 million, mainly driven by increased headcount and stock-based compensation expenses, increased public company-related costs of $3.5 million, and expanded digital services taxes in Europe of $1.9 million, as well as increased costs related to the transition from a largely remote to a post-COVID hybrid environment and higher marketing costs. These increases were partially offset by lower regulatory costs of $1.4 million, including a partial insurance recovery in the current period.
The components of operating expenses for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021 are discussed below:
•Research and development expenses—increased $4.0 million, primarily due to higher personnel-related costs to invest in the growth of our platform.
•Sales and marketing expenses—increased $14.5 million, which was largely comprised of higher personnel-related costs of $8.8 million, expanded digital services taxes of $1.9 million, and increased marketing costs of $1.1 million. The remaining increase was primarily attributable to the transition from a largely remote to a hybrid environment and amortization of certain intangible assets recorded in connection with our acquisition of vi.
•General and administrative expenses—increased $6.4 million, primarily due to higher public company costs of $3.5 million, higher personnel-related costs of $2.3 million, and increased costs related to the transition from a largely remote to a hybrid environment. These increases were partially offset by lower regulatory costs of $1.4 million, including a partial insurance recovery in the current period.
Operating expenses as a percentage of revenue increased to 20.9% for the six months ended June 30, 2022, from 17.0% for the six months ended June 30, 2021, as operating expenses increased at a higher rate than revenues.
Total Other Expense, Net
Total other expense, net, increased $5.1 million to net expense of $8.7 million for the six months ended June 30, 2022, compared to a net expense of $3.6 million for the six months ended June 30, 2021. This increase reflected higher interest expense of $3.5 million, primarily comprised of interest on our convertible senior notes issued in July of 2021. In addition, this increase was due to higher net unfavorable mark-to-market adjustments of $3.5 million on undesignated foreign exchange forward contracts used to manage our foreign currency exchange risk on net cash flows from our non-U.S. dollar denominated operations, largely driven by the strengthening of the U.S. Dollar versus the Israeli Shekel during the six months ended June 30, 2022. These increases were partially offset by lower net foreign currency losses of $1.9 million resulting from transactions denominated in currencies other than the functional currencies.
Provision for Income Taxes
Provision for income taxes was $0.7 million for the six months ended June 30, 2022, compared to $2.4 million for the six months ended June 30, 2021, reflecting loss from operations in the six months ended June 30, 2022, compared to income from operations in the six months ended June 30, 2021. The decrease in our provision for income taxes was primarily due to lower global pre-tax profitability in the current year, including lower tax expense from inclusion of foreign subsidiaries’ income in the U.S. In addition, we recorded a tax benefit associated with our pre-tax losses in the U.S. during the six months ended June 30, 2022 due to the release of the majority of the valuation allowance against our deferred tax assets in the U.S. during the fourth quarter of 2021. Our effective tax rate decreased to (5.8)% for the six months ended June 30, 2022, compared to 8.6% for the six months ended June 30, 2021.
Our future effective tax rate may be affected by the geographic mix of earnings in countries with different statutory rates. Additionally, our future effective tax rate may be affected by our ongoing assessment of the need for valuation allowance on our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
Net (Loss) Income
As a result of the foregoing, we recorded net loss of $12.2 million for the six months ended June 30, 2022, as compared to net income of $25.9 million for the six months ended June 30, 2021.
Adjusted EBITDA
Our Adjusted EBITDA decreased $27.7 million to $17.5 million for the six months ended June 30, 2022 from $45.2 million for the six months ended June 30, 2021, due to increased operating expenses and other costs of revenue, and lower Ex-TAC Gross Profit, as previously described. Our Adjusted EBITDA for the six months ended June 30, 2022 included net unfavorable foreign currency effects of approximately $0.9 million. See “Non-GAAP Reconciliations” for the related definitions of Adjusted EBITDA and reconciliations to our net income.
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

These non-GAAP financial measures are defined and reconciled to the corresponding U.S. GAAP measures below. These non-GAAP financial measures are subject to significant limitations, including those identified below. In addition, other companies in our industry may define these measures differently, which may reduce their usefulness as comparative measures. As a result, this information should be considered as supplemental in nature and is not meant as a substitute for revenue, gross profit, net (loss) income or net cash (used in) provided by operating activities presented in accordance with U.S. GAAP.
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
The following table presents the reconciliation of Ex-TAC Gross Profit to gross profit, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$250,883	$247,153	$505,099	$475,177
Traffic acquisition costs	(191,554)	(180,324)	(382,250)	(347,937)
Other cost of revenue	(10,610)	(7,767)	(20,199)	(14,709)
Gross profit	48,719	59,062	102,650	112,531
Other cost of revenue	10,610	7,767	20,199	14,709
Ex-TAC Gross Profit	$59,329	$66,829	$122,849	$127,240
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before charges related to the exchange of senior notes upon IPO; interest expense; interest income and other income (expense), net; (benefit) provision for income taxes; depreciation and amortization; stock-based compensation, and other income or expenses that we do not consider indicative of our core operating performance, including, but not limited to, merger and acquisition costs, and regulatory matter costs. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period.
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

The following table presents the reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net (loss) income	(10,318)	15,201	$(12,208)	$25,947
Other expense, net	5,781	1,132	8,733	3,555
Provision for income taxes	1,658	822	670	2,433
Depreciation and amortization	6,756	4,668	13,024	9,195
Stock-based compensation	3,357	1,461	6,090	2,948
Regulatory matter costs	(1,980)	1,147	(261)	1,147
Merger and acquisition, public company implementation costs (1)	610	150	1,424	(61)
Adjusted EBITDA	$5,864	$24,581	$17,472	$45,164
Adjusted EBITDA as % of Ex-TAC Gross Profit	9.9%	36.8%	14.2%	35.5%
_________________________
(1)Primarily includes public company implementation costs and costs related to our acquisition of vi in January 2022, and prior period included costs related to our terminated merger with Taboola.com Ltd.
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
The following table presents the reconciliation of free cash flow to net cash (used in) provided by operating activities.

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(1,130)	$24,861
Purchases of property and equipment	(10,355)	(676)
Capitalized software development costs	(6,333)	(5,089)
Free cash flow	$(17,818)	$19,096
Liquidity and Capital Resources
Our primary sources of liquidity are our cash and cash equivalents, cash from our operations, cash generated from our IPO and from the offering of our Convertible Notes, as well as available capacity under our revolving credit facility.
As of June 30, 2022, we had $391.4 million of cash and cash equivalents, of which $38.4 million was held outside of the United States by our non-U.S. subsidiaries. We currently do not have any plans to repatriate our earnings from our foreign subsidiaries. We intend to continue to reinvest our earnings from foreign operations for the foreseeable future, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
Our primary source of operating cash flows is cash receipts from advertisers. We primarily use our operating cash for payments due to media partners and vendors, as well as for personnel costs and other employee-related expenditures. We have historically experienced higher cash collections during our first quarter due to seasonally strong fourth quarter sales, and, as a result, our working capital needs typically decrease during the first quarter. We expect these trends to continue as we continue to grow our business.

Our cash flow used in investing activities primarily consists of capital expenditures and capitalized software development costs. We spent $10.4 million in capital expenditures during the six months ended June 30, 2022 and currently anticipate that our capital expenditures for 2022 will be between $17 million and $20 million, primarily including expenditures for servers and related equipment, leasehold improvements, and office equipment. However, actual expenditures may vary from these estimates.
We believe that the net proceeds from our IPO and the offering of the senior notes (exchanged to convertible notes upon our IPO), together with our cash and cash equivalents and borrowings available to us, will be sufficient to fund our anticipated operating expenses, capital expenditures, and interest payments on our long-term debt for at least the next 12 months and the foreseeable future. During the third quarter of 2022, we initiated a new investment program, which is focused on achieving maximum returns within our investment policy parameters, while preserving capital and maintaining sufficient liquidity. In addition, we may use our available cash to make acquisitions or investments in complementary companies or technologies. We also expect to use cash from our operations to continue to fund share repurchases under our $30 million stock repurchase program. However, there are multiple factors that could impact our future liquidity, including our business performance, our ability to collect payments from our advertisers, having to pay our media partners even if our advertisers default on their payments, or other factors incorporated by reference in Part II, Item 1A of this Report and included elsewhere in this Report.
The following table presents a summary of our debt obligation and our borrowing capacity as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
	(in thousands)
Long-term debt
Convertible Notes due July 1, 2026	$236,000	$236,000
Total long-term debt	$236,000	$236,000

2021 Revolving Credit Facility with Silicon Valley Bank (1)
Total availability (up to $75.0 million with $15.0 million for letters of credit)	$74,424	$75,000
Borrowings outstanding	—	—
Remaining availability	$74,424	$75,000
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
The 2021 Revolving Credit Facility contains representations and warranties, including, without limitation, with respect to collateral; accounts receivable; financials; litigation, indictment and compliance with laws; disclosure and no material adverse effect, each of which is a condition to funding. Additionally, the 2021 Revolving Credit Facility includes events of default and customary affirmative and negative covenants applicable to us and our subsidiaries, including, without limitation, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, restricted payments and prepayment of the Convertible Notes and of junior indebtedness. The 2021 Revolving Credit Facility contains a financial covenant that requires, in the event that credit extensions under the Facility equal or exceed 85% of the lesser of the available commitments under the Facility or upon the occurrence of an event of defaults, our Company to maintain a minimum consolidated monthly fixed charge coverage ratio of 1.00. We were in compliance with all of the financial covenants under the 2021 Revolving Credit Facility as of June 30, 2022 and December 31, 2021.

See Note 8 to the accompanying condensed consolidated financial statements for detailed information relating to our Convertible Notes and our 2021 Revolving Credit Facility.

Cash Flows
The following table summarizes the major components of net cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(1,130)	$24,861
Net cash used in investing activities	(51,309)	(5,796)
Net cash used in financing activities	(7,690)	(1,225)
Effect of exchange rate changes	(3,875)	(161)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(64,004)	$17,679
Operating Activities
Net cash from operating activities decreased $26.0 million, to net cash used in operating activities of $1.1 million during the six months ended June 30, 2022, as compared to $24.9 million of cash provided by operating activities during the six months ended June 30, 2021, which was primarily driven by a $32.5 million decrease in our net income after non-cash adjustments. This decline was partially offset by an increase in net cash from changes in our working capital of $4.0 million.
Our free cash flow for the six months ended June 30, 2022 was use of cash of $17.8 million, as compared to free cash flow of $19.1 million for the six months ended June 30, 2022, due to lower profitability and higher capital expenditures during the six months ended June 30, 2022. Free cash flow is a supplemental non-GAAP financial measure. See “Non-GAAP Reconciliations” for the related definition and a reconciliation to net cash provided by operating activities.
Investing Activities
Cash used in investing activities increased $45.5 million, to $51.3 million for the six months ended June 30, 2022 from $5.8 million in the same prior year period, primarily due to $34.5 million of consideration paid, net of cash acquired for our acquisition of vi, as well as higher capital expenditures of $9.7 million, primarily attributable to our purchases of servers and related equipment during the six months ended June 30, 2022.
Financing Activities
Cash used in financing activities increased $6.5 million to $7.7 million for the six months ended June 30, 2022, from $1.2 million for the six months ended June 30, 2021, which was primarily attributable to increased stock repurchases of $9.3 million, including $7.5 million in repurchases under our $30 million share repurchase program and the remainder related to shares withheld to satisfy employee tax withholding obligations on vested stock-based compensation awards. This decrease in cash was partially offset by a $2.0 million increase in proceeds from exercises of options and warrants.
Contractual Obligations
Except as disclosed in Note 6, Leases, to the accompanying condensed consolidated financial statements included in Part I, Item 1 of this Report, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the six months ended June 30, 2022 from the commitments and contractual obligations disclosed in our 2021 Form 10-K.
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
Recently Issued Accounting Pronouncements
We are an emerging growth company as defined in the JOBS Act. The JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of some accounting standards until they would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that have adopted new or revised accounting pronouncements as of public company effective dates.
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
During the three and six months ended June 30, 2022, the U.S. Dollar strengthened against most of the currencies in which we operate, which had an unfavorable impact on our operations, as further described in Item 2, “Results of Operations.” The effect of a hypothetical 10% increase or decrease in our weighted-average exchange rates on our revenue, cost of revenue and operating expenses denominated in foreign currencies would result in a $2.2 million favorable or unfavorable change to our operating income for three months ended June 30, 2022, and a $3.7 million favorable or unfavorable change to our operating loss for the six months ended June 30, 2022.
Interest Rate Risk
Our exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and any future borrowings under our 2021 Revolving Credit Facility. There have been no amounts outstanding under our revolving credit facility since we amended and restated our loan agreement in November 2021. Long-term debt recorded on our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 was $236.0 million, and bears a fixed rate of interest.

Investment Risk
As of June 30, 2022, we had cash and cash equivalents of $391.4 million, consisting of cash on hand and highly liquid investments in money market funds. During the third quarter of 2022, we initiated a new investment program, which is focused on achieving maximum returns within our investment policy parameters, while preserving capital and maintaining sufficient liquidity. We plan to actively monitor our exposure to the fair value of our investment portfolio in accordance with our policies and procedures, which include monitoring market conditions, to minimize investment risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-Chief Executive Officers (“co-CEOs”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2022. Based on such evaluation, our co-CEOs and CFO have concluded that as of June 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
With the exception of the risk factor included below, there have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of the Company’s 2021 Form 10-K, as updated in Item 1A of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which are incorporated herein by reference.
Environmental, social and governance (“ESG”) risks could adversely affect the Company's reputation, business and performance and the trading price of its common stock.
Companies are facing increasing scrutiny from investors, customers, regulators and other stakeholders related to their ESG practices and disclosure. Investors, investor advocacy groups and investment funds are also increasingly focused on these practices, especially as they relate to the environment, climate change, diversity and inclusion, workplace conduct and human capital management. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, our ability to do business with certain customers, vendors, suppliers or other third parties, and our stock price. Increased ESG-related compliance costs could result in increases to our overall operational costs which could impact our profitability. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure, which would result in increased compliance requirements and costs. Any of the foregoing could have an adverse impact on our business, financial condition or results of operations.
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
A portion of the net proceeds from our IPO has been used for working capital and general corporate purposes. In January 2022, $37.3 million was used to fund the first installment of the purchase price to acquire video intelligence AG and in July 2022, $11.2 million was used to fund the second installment of the purchase price.
There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.
(c) Purchases of Equity Securities by the Issuer

On February 28, 2022, our Board approved a stock repurchase program under which we are authorized to purchase up to $30 million of our common stock, par value $0.001 per share, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase program may be commenced, suspended or terminated at any time at our discretion without prior notice.

In addition, we may from time to time withhold shares in connection with tax obligations related to vesting of restricted stock units in accordance with the terms of our equity incentive plans and the underlying award agreements.
The below table sets forth the repurchases of our common stock for the three months ended June 30, 2022:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit) (2)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)
April 2022	26,941	$10.25	—	$30,000
May 2022	3,880	$8.53	—	$30,000
June 2022	1,396,380	$5.40	1,388,317	$22,541
TOTAL	1,427,201	$5.50	1,388,317
(1) Total number of shares purchased includes shares repurchased under our $30 million stock repurchase program, as well as shares withheld to satisfy employee tax withholding obligations arising in connection with the vesting and settlement of restricted stock units under the Company’s 2007 Omnibus Securities and Incentive Plan.
(2) The average price paid per share under the stock repurchase program includes commissions, which do not reduce the remaining authorized amount under the $30 million stock repurchase program.
In July 2022, we repurchased an additional 951,057 shares at an average price of $5.33 per share, totaling $5.1 million, including commissions. As of July 31, 2022, the remaining availability under our $30.0 million stock repurchase program was $17.5 million.
Item 5. Other Information.
On August 10, 2022, the Board appointed Wenkai Bradshaw as the Company’s principal accounting officer effective as of August 12, 2022. Jason Kiviat, the Company’s Chief Financial Officer, had previously been designated as the Company’s principal accounting officer. Ms. Bradshaw, 55, has worked at the Company since 2015 serving as Vice President, Assistant Controller and then Corporate Controller in 2016. There are no family relationships between Ms. Bradshaw and any director, director nominee, or executive officer of the Company, and Ms. Bradshaw does not have an interest in any transaction that would be reportable under Item 404(a) of Regulation S-K.

EXHIBIT INDEX

Exhibit No.	Description
10.1*	English Translation of Addendum C dated June 30, 2022 to the Lease Agreement by and between Cash and Carry Food Services Ltd. and Outbrain Israel Ltd.
31.1*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*❖	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________
† Compensatory plan or agreement.
* Filed herewith.
❖ This certification is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2022.

OUTBRAIN INC.

By:	/s/ David Kostman
Name: David Kostman
Title: Co-Chief Executive Officer

By:	/s/ Jason Kiviat
Name: Jason Kiviat
Title: Chief Financial Officer (Principal Financial Officer)