Form 10-Q
period 2022-09-30
Outbrain Inc.
filed 2022-11-10
CIK 1454938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of October 31, 2022, Outbrain Inc. had 52,555,760 shares of common stock outstanding.

Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements may include, without limitation, statements generally relating to possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions or are not statements of historical fact. We have based these forward-looking statements largely on our expectations and projections regarding future events and trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including, but not limited to:
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
•significant fluctuations in currency exchange rates;
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

Part I Financial Information
Item 1. Financial Statements
OUTBRAIN INC.
Condensed Consolidated Balance Sheets
(In thousands, except for number of shares and par value)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$137,871	$455,397
Short-term investments in marketable securities	136,263	—
Accounts receivable, net of allowances	165,526	192,814
Prepaid expenses and other current assets	42,551	27,873
Total current assets	482,211	676,084
Non-current assets:
Long-term investments in marketable securities	70,803	—
Property, equipment and capitalized software, net	35,059	28,008
Operating lease right-of-use assets, net	11,927	—
Intangible assets, net	25,976	5,719
Goodwill	63,063	32,881
Deferred tax assets	41,254	32,867
Other assets	22,906	20,331
TOTAL ASSETS	$753,199	$795,890

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$128,622	$160,790
Accrued compensation and benefits	15,487	23,331
Accrued and other current liabilities	115,695	99,590
Deferred revenue	6,105	4,784
Total current liabilities	265,909	288,495
Non-current liabilities:
Long-term debt	236,000	236,000
Operating lease liabilities, non-current	9,012	—
Other liabilities	17,297	14,620
TOTAL LIABILITIES	$528,218	$539,115

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock, par value of $0.001 per share — 1,000,000,000 shares authorized; 59,883,784 shares issued and 53,583,382 shares outstanding as of September 30, 2022 and 58,015,075 shares issued and 56,701,394 shares outstanding as of December 31, 2021	$60	$58
Preferred stock, par value of $0.001 per share — 100,000,000 shares authorized, none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	452,558	434,945
Treasury stock, at cost, 6,300,402 shares as of September 30, 2022 and 1,313,681 shares as of December 31, 2021	(42,394)	(16,504)
Accumulated other comprehensive loss	(11,161)	(4,474)
Accumulated deficit	(174,082)	(157,250)
TOTAL STOCKHOLDERS’ EQUITY	$224,981	$256,775
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$753,199	$795,890

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Operations
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenue	$229,017	$250,784	$734,116	$725,961
Cost of revenue:
Traffic acquisition costs	176,347	182,669	558,597	530,606
Other cost of revenue	10,756	7,846	30,955	22,555
Total cost of revenue	187,103	190,515	589,552	553,161
Gross profit	41,914	60,269	144,564	172,800
Operating expenses:
Research and development	9,911	10,659	30,858	27,561
Sales and marketing	26,852	26,047	82,369	67,101
General and administrative	12,224	29,979	41,215	52,619
Total operating expenses	48,987	66,685	154,442	147,281
(Loss) income from operations	(7,073)	(6,416)	(9,878)	25,519
Other income (expense), net:
Charges related to exchange of senior notes upon IPO	—	(42,049)	—	(42,049)
Interest expense	(1,924)	(1,656)	(5,748)	(2,015)
Interest income and other (expense) income, net	3,199	1,218	(1,710)	(1,978)
Total other income (expense), net	1,275	(42,487)	(7,458)	(46,042)
Loss before (benefit) provision for income taxes	(5,798)	(48,903)	(17,336)	(20,523)
(Benefit) provision for income taxes	(1,174)	5,003	(504)	7,436
Net loss	$(4,624)	$(53,906)	$(16,832)	$(27,959)

Weighted average shares outstanding:
Basic	55,232,611	47,859,056	56,679,302	27,645,471
Diluted	55,232,611	47,859,056	56,679,302	27,645,471

Net loss per common share:
Basic	($0.08)	($1.13)	($0.30)	($1.01)
Diluted	($0.08)	($1.13)	($0.30)	($1.01)
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)
Net loss	$(4,624)	$(53,906)	$(16,832)	$(27,959)
Other comprehensive loss:
Foreign currency translation adjustments	(2,013)	(1,187)	(4,750)	(1,027)
Change in unrealized losses on available-for-sale investments in debt securities (net of tax of $447, 0, $447, 0	(1,937)	—	(1,937)	—
Total other comprehensive loss	(3,950)	(1,187)	(6,687)	(1,027)
Comprehensive loss	$(8,574)	$(55,093)	$(23,519)	$(28,986)
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(In thousands, except for number of shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2022	58,015,075	$58	$434,945	(1,313,681)	$(16,504)	$(4,474)	$(157,250)	$256,775
Exercise of employee stock options, warrants and restricted stock awards, net of shares withheld for taxes	411,855	1	2,273	(95,138)	(1,425)	—	—	849
Vesting of restricted stock units, net of shares withheld for taxes	211,713	—	—	(22,499)	(293)	—	—	(293)
Acquisition consideration	355,786	—	4,190	—	—	—	—	4,190
Stock-based compensation	—	—	2,810	—	—	—	—	2,810
Other comprehensive loss	—	—	—	—	—	(741)	—	(741)
Net loss	—	—	—	—	—	—	(1,890)	(1,890)
Balance – March 31, 2022	58,994,429	59	444,218	(1,431,318)	(18,222)	(5,215)	(159,140)	261,700
Exercise of employee stock options, net of shares withheld for taxes	284,130	—	1,479	—	—	—	—	1,479
Vesting of restricted stock units, net of shares withheld for taxes	264,098	1	(1)	(38,864)	(353)	—	—	(353)
Shares repurchased under the share repurchase program	—	—	—	(1,388,317)	(7,501)	—	—	(7,501)
Stock-based compensation	—	—	3,586	—	—	—	—	3,586
Other comprehensive loss	—	—	—	—	—	(1,996)	—	(1,996)
Net loss	—	—	—	—	—	—	(10,318)	(10,318)
Balance – June 30, 2022	59,542,657	60	449,282	(2,858,499)	(26,076)	(7,211)	(169,458)	246,597
Exercise of employee stock options, net of shares withheld for taxes	88,966	—	191	—	—	—	—	191
Vesting of restricted stock units, net of shares withheld for taxes	252,161	—	—	(47,577)	(240)	—	—	(240)
Shares repurchased under the share repurchase program	—	—	—	(3,394,326)	(16,078)	—	—	(16,078)
Stock-based compensation	—	—	3,085	—	—	—	—	3,085
Other comprehensive loss	—	—	—	—	—	(3,950)	—	(3,950)
Net loss	—	—	—	—	—	—	(4,624)	(4,624)
Balance – September 30, 2022	59,883,784	$60	$452,558	(6,300,402)	$(42,394)	$(11,161)	$(174,082)	$224,981

OUTBRAIN INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Continued)
(In thousands, except for number of shares)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance – January 1, 2021	27,652,449	$162,444	17,439,488	$17	$95,055	(280,686)	$(2,350)	$(4,290)	$(168,245)	$(79,813)
Exercise of employee stock options, net of shares withheld for taxes	—	—	129,490	1	544	(26,344)	(249)	—	—	296
Vesting of restricted stock units	—	—	105,101	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,539	—	—	—	—	1,539
Other comprehensive income	—	—	—	—	—	—	—	1,220	—	1,220
Net income	—	—	—	—	—	—	—	—	10,746	10,746
Balance – March 31, 2021	27,652,449	162,444	17,674,079	18	97,138	(307,030)	(2,599)	(3,070)	(157,499)	(66,012)
Exercise of employee stock options, net of shares withheld for taxes	—	—	292,745	—	1,238	—	—	—	—	1,238
Vesting of restricted stock units	—	—	104,470	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,500	—	—	—	—	1,500
Other comprehensive income	—	—	—	—	—	—	—	(1,060)	—	(1,060)
Net income	—	—	—	—	—	—	—	—	15,201	15,201
Balance – June 30, 2021	27,652,449	162,444	18,071,294	18	99,876	(307,030)	(2,599)	(4,130)	(142,298)	(49,133)
Conversion of convertible preferred stock to common stock	(27,652,449)	(162,444)	28,091,267	28	162,416	—	—	—	—	162,444
Issuance of common stock from initial public offering, net of issuance costs	—	—	8,000,000	8	145,097	—	—	—	—	145,105
Exercise of employee stock options, net of shares withheld for taxes	—	—	1,458,797	1	3,209	(29,918)	(417)	—	—	2,793
Vesting of restricted stock units	—	—	182,805	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	18,448	—	—	—	—	18,448
Other comprehensive income	—	—	—	—	—	—	—	(1,187)	—	(1,187)
Net loss	—	—	—	—	—	—	—	—	(53,906)	(53,906)
Balance – September 30, 2021	—	$—	55,804,163	$55	$429,046	(336,948)	$(3,016)	$(5,317)	$(196,204)	$224,564

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,832)	$(27,959)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Charges related to exchange of senior notes upon IPO	—	42,049
Depreciation and amortization of property and equipment	8,061	5,068
Amortization of capitalized software development costs	7,061	6,241
Amortization of intangible assets	4,694	2,687
Stock-based compensation	8,795	21,396
Non-cash operating lease expense	3,224	—
Provision for credit losses	2,209	2,190
Deferred income taxes	(8,363)	(918)
Other	1,339	2,002
Changes in operating assets and liabilities:
Accounts receivable	16,793	602
Prepaid expenses and other current assets	(8,954)	(10,386)
Other assets	1,890	(191)
Accounts payable and accrued and other current liabilities	(32,417)	17,516
Operating lease liabilities	(3,042)	—
Deferred revenue	1,904	31
Other	371	749
Net cash (used in) provided by operating activities	(13,267)	61,077

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(45,151)	—
Purchases of property and equipment	(10,851)	(3,885)
Capitalized software development costs	(9,493)	(7,434)
Purchases of marketable securities	(209,004)	—
Other	(83)	(41)
Net cash used in investing activities	(274,582)	(11,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from IPO issuance of common stock, net of underwriting costs	—	148,800
Payment of initial public offering transaction costs	—	(3,695)
Proceeds from issuance of debt	—	200,000
Payment of deferred financing costs	—	(6,067)
Proceeds from exercise of stock options and warrants	3,944	4,993
Treasury stock repurchases and share withholdings on vested awards	(25,890)	(666)
Principal payments on finance lease obligations	(2,582)	(3,322)
Net cash (used in) provided by financing activities	(24,528)	340,043

Effect of exchange rate changes	(5,175)	(978)

Net (decrease) increase in cash, cash equivalents and restricted cash	(317,552)	388,782
Cash, cash equivalents and restricted cash — Beginning	455,592	94,067
Cash, cash equivalents and restricted cash — Ending	138,040	482,849

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	137,871	482,447
Restricted cash, included in other assets	169	402
Total cash, cash equivalents, and restricted cash	$138,040	$482,849

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$4,101	$3,485
Cash paid for interest	$7,356	$476

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock consideration issued for acquisition of a business	$4,190	$—
Purchases of property and equipment included in accounts payable	$2,357	$3
Acquisition consideration payable	$1,195	$—
Stock-based compensation capitalized for software development costs	$686	$134
Conversion of preferred stock to common stock	$—	$162,444
Unpaid deferred offering costs in accounts payable and accrued expenses	$—	$2,484
Property and equipment financed under capital obligation arrangements	$—	$1,837
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization, Description of Business, Basis of Presentation, Use of Estimates and Recently Adopted Accounting Pronouncements
Organization and Description of Business
Outbrain Inc. (together with its subsidiaries, “Outbrain”, the “Company”, “we”, “our” or “us”), was incorporated in August 2006 in Delaware. The Company is headquartered in New York, New York and has wholly owned subsidiaries in Israel, Europe, Asia, Brazil and Australia. In connection with the Company’s initial public offering (“IPO”), its common stock began trading on The Nasdaq Stock Market LLC (“Nasdaq”) on July 23, 2021 under the “OB” ticker symbol.
Outbrain is a leading recommendation platform powering the open web. The Company’s platform provides personalized recommendations that appear as links to content, advertisements and videos on media owners’ online properties. The Company generates revenue from marketers through user engagements with promoted recommendations that it delivers across a variety of third-party media owners’ online properties. The Company pays traffic acquisition costs to its media owner partners on whose digital properties the recommendations are shown. The Company’s advertiser solutions are mainly priced using a performance-based model based on the actual number of engagements generated by users, which is highly dependent on its ability to generate trustworthy and interesting recommendations to individual users based on its proprietary algorithms. A portion of the Company’s revenue is generated through advertisers participating in programmatic auctions wherein the pricing is determined by the auction results and not dependent on user engagement.
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
Cash and Cash Equivalents and Investments
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash on hand and highly liquid investments in money market funds, U.S. government bonds and commercial paper.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s investments in debt securities are classified as available-for-sale and recorded at fair value. The Company classifies its investments in debt securities as short-term or long-term, based on each security’s maturity date. Unrealized gains and losses on available-for-sale securities are recognized in other comprehensive income (loss) (“OCI”), net of taxes. Although the Company does not have intent to sell its debt investments, the Company may sell them prior to their maturities for a variety of reasons, including portfolio diversification, credit quality, yields, and liquidity requirements. Any realized gains and losses on the sale of investments are determined based on a specific identification method and recorded within other income (expense), net in the Company’s condensed consolidated statements of operations.
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
The Company generally does not require collateral to secure its accounts receivable. No single marketer accounted for 10% or more of the Company’s total revenue for the three and nine months ended September 30, 2022 or 2021, or for 10% or more of its gross accounts receivable balance as of September 30, 2022 or December 31, 2021.
During the three and nine months ended September 30, 2022, none of the Company’s media owners accounted for 10% or more of its total traffic acquisition costs. For the three months ended September 30, 2021, two media owners each individually accounted for approximately 10% of the Company’s total traffic acquisition costs, and individually accounted for approximately 10% and 11% of the Company’s total traffic acquisition costs for the nine months ended September 30, 2021.
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
Recently Adopted Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). This comprehensive new standard amends and supersedes existing lease accounting guidance and is intended to increase transparency and comparability by recognizing right-of-use (“ROU”) lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. In July 2018, this guidance was amended to allow companies to use the beginning of the period in which this standard is adopted as the date of initial application.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company adopted ASU 2016-02 on January 1, 2022 using the transition election allowing it not to restate prior periods. As such, results for reporting periods beginning on January 1, 2022 are presented under Accounts Standards Codification (“ASC”) 842, while prior period amounts continue to be reported in accordance with the Company’s historical accounting treatment under ASC 840, “Leases.” The Company elected the package of practical expedients permitted under the transition guidance, which allows it not to reassess its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to separate the lease and non-lease components for its real estate leases and not to recognize lease assets and liabilities for operating leases with initial terms of 12 months or less. The Company did not elect the “hindsight” practical expedient. The Company uses its incremental borrowing rate to determine the present value of lease payments, as the Company’s leases do not have a readily determinable implicit discount rate. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount in a similar economic environment.

Upon adoption, the Company recognized operating right-of-use assets of $14.8 million and operating lease liabilities of $15.2 million in its consolidated balance sheet as of January 1, 2022. In addition, the Company reclassified deferred rent and lease incentives as a component of operating right-of-use assets. The adoption of the new lease standard did not have a material impact the Company’s results of operations or cash flows and there was no cumulative-effect adjustment to the opening balance of retained earnings.
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
2. Revenue Recognition
The following table presents total revenue based on where the Company’s marketers are physically located:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
USA	$76,728	$94,599	$247,384	$265,677
Europe, the Middle East and Africa (EMEA)	125,766	125,102	405,734	377,680
Other	26,523	31,083	80,998	82,604
Total revenue	$229,017	$250,784	$734,116	$725,961
Contract Balances
There were no contract assets as of September 30, 2022 or December 31, 2021. Contract liabilities primarily relate to advance payments and consideration received from customers. As of September 30, 2022 and December 31, 2021, the Company’s contract liabilities were recorded as deferred revenue in the condensed consolidated balance sheets.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. Acquisition
On November 19, 2021, the Company entered into a definitive agreement, by and among the Company and the shareholders of video intelligence AG (“vi”), a Swiss-based contextual video technology company for digital media owners, for the acquisition of all of the outstanding shares of vi for a purchase price of approximately $55 million. The acquisition was completed on January 5, 2022. The purchase price was paid in the form of cash and Outbrain common stock, with the first installment of $37.3 million in cash and the equity portion paid at closing, and an additional $10.6 million paid in the third quarter of 2022. The equity portion of the purchase price was comprised of 355,786 shares of the Company’s common stock with a fair value of $4.2 million, and is subject to a post-closing adjustment based on market price of the Company’s stock to be determined one year from closing, at which time any required adjustment is to be paid in cash. Aggregate consideration for the acquisition of vi will not exceed approximately $55 million in total. This acquisition expanded the Company’s video product offerings to include in-stream high-quality video content, delivering a better user experience and more value to its advertisers.
The following table summarizes the total purchase consideration as of the acquisition date:

January 5, 2022
(In thousands)
Cash consideration paid on acquisition date	$37,311
Fair value of deferred consideration payable in cash	10,936
Fair value of contingent consideration payable	547
Stock consideration	4,190
Total consideration	$52,984
This acquisition was accounted for as a business combination under the acquisition method of accounting and the results of operations of vi have been included in the Company’s results of operations as of the acquisition date. The Company incurred transaction costs relating to the vi acquisition of $0.2 million during the three months ended March 31, 2022, which were included in general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company allocated the purchase price to identifiable assets acquired based on their estimated fair values at acquisition date, which required management to use significant judgment and estimates, including valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and identifying comparable companies. The Company engaged third-party valuation specialists to assist in determining the fair values of the acquired assets and liabilities. During the nine months ended September 30, 2022, the Company recorded an expense of $0.4 million in its condensed consolidated statement of operations, to adjust the contingent consideration payable to its estimated fair value of approximately $0.9 million as of September 30, 2022. The allocation of the purchase price to the identifiable assets and liabilities based on their estimated fair values as of the acquisition date was as follows:

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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	September 30, 2022
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments(1)	$71,287	$234,865	$—	$306,152
Restricted time deposit (2)	$—	$169	$—	$169
Severance pay fund deposits (2)	$—	$5,346	$—	$5,346
Total financial assets	$71,287	$240,380	$—	$311,667
Financial Liabilities:
Foreign currency forward contract (3)	$—	$2,908	$—	$2,908
Total financial liabilities	$—	$2,908	$—	$2,908

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2021
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Restricted time deposit (2)	$—	$195	$—	$195
Severance pay fund deposits (2)	$—	$6,086	$—	$6,086
Foreign currency forward contract (4)	$—	$741	$—	$741
Total financial assets	$—	$7,022	$—	$7,022
_____________________
(1)Money market securities are valued using Level I of the fair value hierarchy, while the fair values of U.S. Treasuries, government bonds, commercial paper, corporate bonds and municipal bonds are considered Level II and are obtained from independent pricing services, which may use various methods, including quoted prices for identical or similar securities in active and inactive markets. See Note 5 for additional detail of our fixed income securities by balance sheet location.
(2)Recorded within other assets
(3)Recorded within accrued and other current liabilities
(4)Recorded within prepaid expenses and other current assets
The Company’s 2.95% Convertible Senior Notes due 2026 (“Convertible Notes”) are recorded within long-term debt in its condensed consolidated balance sheets at their carrying value, which may differ from their fair value. The fair value of Convertible Notes is estimated using external pricing data, including any available market data for other debt instruments with similar characteristics. The following table summarizes the carrying value and the estimated fair value of the Company’s Convertible Notes, based on Level II measurements of the fair value hierarchy:

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Convertible Notes	$236,000	$183,679	$236,000	$234,348
The Company enters into foreign currency forward exchange contracts to manage the effects of fluctuations in foreign currency exchange rates on its net cash flows from non-U.S. dollar denominated operations. During the three and nine months ended September 30, 2022, the Company recognized gains of $0.4 million and losses of $3.6 million, respectively, related to mark-to-market adjustments on its undesignated foreign currency forward contacts. The Company recorded corresponding gains of $0.1 million and losses of $0.5 million, respectively, during the three and nine months ended September 30, 2021.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. Balance Sheet Components
Cash Equivalents and Investments
In July 2022, the Company initiated a new investment program. All of the Company’s debt securities are classified as available for sale. The Company’s cash equivalents and investments as of September 30, 2022 consisted of the following:

		September 30, 2022
(in thousands)	Fair Value Level	Amortized cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments	Long-term investments
Money market funds	1	$71,287	$—	$—	$71,287	$71,287	$—	$—
U.S. Treasuries	2	41,070	—	(325)	40,745	—	30,106	10,639
U.S. government bonds	2	92,878	—	(806)	92,072	10,978	42,688	38,406
Commercial paper	2	41,794	—	(127)	41,667	16,821	24,846	—
U.S. Corporate bonds	2	61,060	—	(679)	60,381	—	38,623	21,758
Total cash equivalents and investments		$308,089	$—	$(1,937)	$306,152	$99,086	$136,263	$70,803
___________________________
(1) The amortized cost of debt securities excludes accrued interest of $0.7 million as of September 30, 2022.

Total estimated fair value of debt securities in an unrealized loss position as of September 30, 2022 was $234.9 million, all of which has been in an unrealized loss position for less than three months. The aggregate amount of unrealized losses as of September 30, 2022 was $1.9 million. For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of September 30, 2022.

The following table shows the fair value of the Company’s available-for-sale securities by contractual maturity:

September 30, 2022
(in thousands)
Within 1 year	$235,349
After 1 year through 2 years	70,803
Total fair value	$306,152
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
Accounts receivable, net of allowance for credit losses consists of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Accounts receivable	$170,654	$197,216
Allowance for credit losses	(5,128)	(4,402)
Accounts receivable, net of allowance for credit losses	$165,526	$192,814

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The allowance for credit losses consists of the following activity:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
	(In thousands)
Allowance for credit losses, beginning balance	$4,402	$4,174
Provision for credit losses, net of recoveries	1,913	2,601
Write-offs	(1,187)	(2,373)
Allowance for credit losses, ending balance	$5,128	$4,402
Prepaid Expenses and Other Current Assets

At September 30, 2022 and December 31, 2021, prepaid expenses and other current assets of $42.6 million and $27.9 million, respectively, included prepaid traffic acquisition costs of $22.5 million and $12.5 million, respectively.
Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consists of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Computer equipment	$54,092	$43,316
Capitalized software development costs	64,412	54,233
Software	2,407	2,817
Leasehold improvements	855	1,547
Furniture and fixtures	216	83
Property, equipment and capitalized software, gross	121,982	101,996
Less: accumulated depreciation and amortization	(86,923)	(73,988)
Total property, equipment and capitalized software, net	$35,059	$28,008
Accrued and Other Current Liabilities
Accrued and other current liabilities consists of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Accrued traffic acquisition costs	$70,282	$60,274
Accrued tax liabilities	13,105	9,240
Accrued agency commissions	9,648	10,639
Accrued professional fees	4,623	6,569
Operating lease obligations, current	3,646	—
Foreign currency forward contract	2,908	—
Interest payable	1,334	3,094
Finance lease obligations, current	2,004	3,069
Other	8,145	6,705
Total accrued and other current liabilities	$115,695	$99,590
In addition to accrued traffic acquisition costs, accounts payable as of September 30, 2022 and December 31, 2021 included traffic acquisition costs of $117.8 million and $147.4 million, respectively.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following table summarizes assets and liabilities related to the Company’s operating and finance leases:

	Condensed Consolidated Balance Sheet Location	September 30, 2022
		(In thousands)
Lease assets
Operating leases	Operating lease right-of-use assets, net	$11,927
Finance leases	Property, equipment and capitalized software, net	2,416
Total lease assets		$14,343

Lease liabilities
Current liabilities:
Operating leases	Accrued and other current liabilities	$3,646
Finance leases	Accrued and other current liabilities	2,004

Non-current liabilities:
Operating leases	Operating lease liabilities, non-current	9,012
Finance leases	Other liabilities	593
Total lease liabilities		$15,255
The following table presents the components of the Company’s total lease expense:

	Condensed Consolidated Statements of Operations Location	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
		(In thousands)
Operating lease cost
Fixed lease costs	Cost of revenue and operating expenses	$1,091	$3,224
Variable lease costs	Operating Expenses	54	116
Short-term lease costs	Cost of revenue and operating expenses	137	411
Financing lease cost:
Depreciation	Cost of revenue	657	2,403
Interest	Interest expense	56	215
Total lease cost		$1,995	$6,369

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2022, the maturities of the Company's lease liabilities under operating and finance leases were as follows:

Year	Operating Leases	Finance Leases
	(in thousands)
Remainder of 2022	$1,415	$630
2023	3,675	1,741
2024	3,250	257
2025	2,900	—
2026	1,724	—
Thereafter	1,173	—
Total minimum payments required	$14,137	$2,628
Less: imputed interest	(1,479)	(31)
Total present value of lease liabilities	$12,658	$2,597
As of September 30, 2022, the Company entered into three new operating lease agreements that have not yet commenced. Future leases payments for the operating leases are approximately $2.2 million. The leases will commence in the fourth quarter of 2022 and 2023 and have lease terms between one and ten years.
The following table summarizes weighted-average lease terms and discount rates for the Company’s leases:

September 30, 2022
Weighted-average remaining lease term (in years)
Operating leases	3.99 years
Finance leases	1.25 years
Weighted-average discount rate
Operating leases	5.81%
Finance leases	7.35%
Supplemental cash flow information related to leases is as follows:

Nine Months Ended September 30, 2022
(In thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows from operating leases	$3,042
Cash flows from finance leases	$2,582
New operating lease assets obtained in exchange for new lease obligations	$1,153

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of December 31, 2021, prior to the adoption of ASU 2016-02, future minimum lease payments under the Company’s non-cancelable operating leases and capital leases were as follows:

Year Ending December 31:	Operating Leases	Capital Leases
	(In thousands)
2022	$4,214	$3,329
2023	3,128	1,741
2024	2,768	257
2025	2,630	—
2026	1,399	—
Thereafter	929	—
Total minimum payments required	$15,068	$5,327
7. Goodwill and Intangible Assets
The changes in the carrying value of the Company’s goodwill balance was as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Goodwill, opening balance	$32,881	$32,881
Acquisition of vi	30,182	—
Goodwill, closing balance	$63,063	$32,881
The Company has not recorded any accumulated impairments of goodwill.
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows:

	As of September 30, 2022
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	5.8 years	$18,411	$(9,340)	$9,071
Customer relationships	4.1 years	5,518	(4,445)	1,073
Publisher relationships	6.3 years	18,053	(7,349)	10,704
Tradenames	8.7 years	5,144	(932)	4,212
Content Provider Relationships	5.0 years	284	(42)	242
Other	14.0 years	883	(209)	674
Total intangible assets, net		$48,293	$(22,317)	$25,976

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
No impairment charges were recorded during the three and nine months ended September 30, 2022 and 2021.
As of September 30, 2022, estimated amortization related to the Company’s identifiable acquisition-related intangible assets in future periods was as follows:

Year	Amount
(In thousands)
Remainder of 2022	$1,540
2023	4,125
2024	3,446
2025	3,446
2026	3,446
Thereafter	9,973
Total	$25,976
8. Long-Term Debt
Convertible Notes
On July 1, 2021, the Company completed the sale of $200 million aggregate principal amount of senior subordinated secured notes due July 1, 2026 (the “Notes”) in a private placement to institutional investors affiliated with the funds managed by The Baupost Group, L.L.C. (the “Baupost Investors”), pursuant to a Senior Subordinated Secured Note Purchase Agreement dated July 1, 2021 (the “Note Purchase Agreement”). Upon issuance of the Notes, the Company recorded a $36.0 million discount in connection with the embedded conversion feature, as well as deferred financing costs of $6.0 million in its consolidated balance sheet. The Notes, which were exchanged and cancelled upon the IPO, bore interest that accrued at the rate of (i) prior to July 1, 2024, 10.0% per annum and (ii) on and after July 1, 2024, 14.5% per annum, payable quarterly and were guaranteed by certain of the Company’s wholly-owned subsidiaries and secured by a second priority lien on all of the Company’s and its subsidiaries’ tangible and intangible assets, subject to certain excluded assets, permitted liens and customary exceptions.
On July 27, 2021, in connection with the closing of the Company’s IPO and pursuant to the terms of the Note Purchase Agreement, the Company exchanged $200 million aggregate principal amount of its senior subordinated secured notes due July 1, 2026 (the “Notes”) for $236 million aggregate principal amount of 2.95% Convertible Senior Notes due 2026 (the “Convertible Notes”), pursuant to an indenture, dated as of July 27, 2021 (the “Indenture”), between the Company and The Bank of New York Mellon, as trustee. Upon the issuance of such Convertible Notes, the Notes and the obligations of the Company and the guarantee thereunder have been canceled and extinguished. The Convertible Notes will mature on July 27, 2026, unless earlier converted, redeemed or repurchased. In connection with the exchange of Notes to Convertible Notes, the Company recognized accelerated amortization of the unamortized discount and deferred issuance costs relating to the Notes totaling $42.0 million, which was recorded within charges related to exchange of senior notes upon IPO in the Company’s condensed consolidated statement of operations for the three months and nine months ended September 30, 2021. Deferred financing costs related to Convertible Notes were not material.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The obligations of the Company, and the other subsidiary co-borrowers under the 2021 Revolving Credit Facility are secured by a first-priority lien on substantially all the assets of the Company and such other subsidiary co-borrowers.
The Company was in compliance with all of the financial covenants under its 2021 Revolving Credit Facility as of September 30, 2022. As of September 30, 2022 and December 31, 2021, the Company had no borrowings outstanding under its revolving credit facilities and its available borrowing capacity was $66.6 million and $75.0 million, respectively, based on the defined borrowing formula. Other assets in the Company’s condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 included deferred financing costs of $0.5 million, which are being amortized over the term of the 2021 Revolving Credit Facility.
9. Income Taxes
The Company’s interim provision for income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income and adjusted for the tax effects of any discrete items. The Company’s effective tax rates for the three and nine months ended September 30, 2022 was 20.2% and 2.9%, respectively. The Company’s effective tax rate for the three months ended September 30, 2022 was lower than the U.S. federal statutory tax rate of 21%, primarily due to an uncertain tax position relating to a foreign tax jurisdiction, partially offset by the geographic mix of earnings. The Company’s effective tax rate for the nine months ended September 30, 2022 was lower than the U.S. federal statutory tax rate of 21%, primarily due the tax impact related to the profitability of non-U.S. jurisdictions and certain non-deductible stock-based compensation expenses.
The Company’s effective tax rates for the three and nine months ended September 30, 2021 was (10.2)% and (36.2)%, respectively. The effective tax rate for the three and nine months ended September 30, 2021 was lower than the U.S. federal statutory tax rate of 21%, primarily due to full valuation allowance recorded against the Company’s deferred tax assets in the U.S. during the period, the majority of which was released during the fourth quarter of 2021.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which among other things implements a 15% minimum tax on adjusted financial statement income of certain large corporations and a 1% excise tax on net stock repurchases. Based on the Company’s current analysis of the provisions, this legislation is not expected to have a material impact on its consolidated financial statements.

In addition, a provision enacted as part of the 2017 Tax Cuts & Jobs Act requires companies to capitalize certain research and experimental expenditures for tax purposes in tax years beginning after December 31, 2021. As a result, the Company currently expects its net operating loss utilization to increase in 2022 as compared to prior years, unless this provision is repealed or deferred prior to year-end.
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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. Stockholders’ Equity
Share Repurchases
On February 28, 2022, the Company’s Board of Directors (the “Board”) approved a stock repurchase program under which the Company is authorized to purchase up to $30 million of the Company's common stock, par value $0.001 per share, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase program may be commenced, suspended or terminated at any time by the Company at its discretion without prior notice. The Company’s repurchases under its $30 million share repurchase program were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except share information)
Shares repurchased	3,394,326	—	4,782,643	—
Fair value of shares repurchased	$16,078	$—	$23,579	$—
As of September 30, 2022, the remaining availability under our $30 million share repurchase program was $6.4 million.
In addition, the Company may periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of the Company’s equity incentive plans and the underlying award agreements. During the three and nine months ended September 30, 2022, the Company withheld 47,577 shares and 204,078 shares, respectively, with a fair value of $0.2 million and $2.3 million, respectively, to satisfy the employee tax withholding obligations. During the three and nine months ended September 30, 2021, the Company withheld 29,918 shares and 56,262 shares, respectively, with a fair value of $0.1 million and $0.7 million, respectively.
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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12. Stock-based Compensation
In July 2021, the Board and the Company’s stockholders approved the 2021 Long-Term Incentive Plan (the “2021 LTIP”), which became effective in connection with the closing of the Company’s IPO. The 2021 LTIP may be used to grant, among other award types, stock options and restricted stock units (“RSUs”). The number of shares of common stock reserved for future issuance under the 2021 Plan will also be increased pursuant to provisions for annual automatic evergreen increases. The Company’s previous awards issued under its 2007 Omnibus Securities and Incentive Plan, as amended and restated on January 21, 2009 (“2007 Plan”), remain subject to the 2007 Plan. As of September 30, 2022, approximately 6,068,000 and 270,000 shares were available for grant under the 2021 LTIP and the 2007 Plan, respectively.
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
The following table summarizes stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021		2022	2021
	(in thousands)
Research and development	$447	$1,685		$1,740	$2,379
Sales and marketing	1,153	5,587		3,736	6,926
General and administrative	1,105	11,176		3,319	12,091
Total stock-based compensation	$2,705	$18,448	(1)	$8,795	$21,396	(1)
______________________________
(1) Includes $16.5 million of stock-based compensation expense recorded during the three months ended September 30, 2021, in connection with the Company’s stock option awards, restricted stock awards, RSUs and SARs for which the service condition has been met and a performance condition was satisfied upon the Company’s IPO, which was a qualifying liquidity event. Stock-based compensation expense for unvested awards will be recognized over the remainder of the requisite service period.

As of September 30, 2022, the Company’s unrecognized stock-based compensation expense was $2.5 million for unvested stock options and $28.9 million for unvested RSUs.
The following table summarizes stock option activity for the nine months ended September 30, 2022:

	Stock Options
	Number of Shares	Weighted- Average Exercise Price
Outstanding—December 31, 2021	3,482,900	$8.11
Granted	—	$—
Exercised	(596,716)	$4.15
Forfeited	(112,386)	$8.46
Outstanding—September 30, 2022	2,773,798	$8.95
Exercisable	2,220,626	$8.43

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes RSU activity for the nine months ended September 30, 2022:

	RSUs
	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding—December 31, 2021	1,848,142	$11.61
Granted	2,066,513	$9.39
Vested	(727,972)	$10.78
Forfeited	(243,041)	$11.14
Outstanding—September 30, 2022	2,943,642	$10.32
As of September 30, 2022 and December 31, 2021, 3,390 SARs awards were outstanding, which are accounted for as liability awards.
Stock-Based Awards Granted Outside of Equity Incentive Plans
Warrants
The Company issued equity classified warrants to purchase shares of common stock to certain third-party advisors, consultants and financial institutions, which expire between 2024 and 2026. As of September 30, 2022 and December 31, 2021, the Company had 188,235 and 376,470 warrants outstanding, respectively, with a weighted exercise price of $7.57 as of September 30, 2022. During the nine months ended September 30, 2022, 188,235 warrants were exercised.
Employee Stock Purchase Plan
In July 2021, the Board and the Company’s stockholders approved a new 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the closing of the Company’s IPO. A total of approximately 1,830,000 shares of the Company’s common stock have been reserved for issuance under the ESPP, which is subject to annual automatic evergreen increases. As of September 30, 2022, no shares have been purchased under the ESPP as it is not yet effective.
13. Net Loss Per Common Share
The following table sets forth basic and diluted net loss per share for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)
Numerator:
Net loss	$(4,624)	$(53,906)	$(16,832)	$(27,959)

Denominator:
Basic and diluted weighted-average shares	55,232,611	47,859,056	56,679,302	27,645,471

Net loss per share:
Basic	$(0.08)	$(1.13)	$(0.30)	$(1.01)
Diluted	$(0.08)	$(1.13)	$(0.30)	$(1.01)

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following potentially dilutive shares have been excluded from the calculation of diluted loss per share for each period presented because they are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Convertible preferred stock	—	6,612,542	—	20,562,077
Options to purchase common stock	2,773,798	4,510,385	2,773,798	5,056,939
Warrants	188,235	434,454	188,235	558,194
Restricted stock units	2,943,642	3,933,167	2,943,642	4,161,050
Convertible notes	9,440,000	7,182,609	9,440,000	2,420,513
Total shares excluded from diluted (loss) income per share	15,345,675	22,673,157	15,345,675	32,758,773

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
The following is a summary of our performance for the periods presented:
•Our revenue decreased $21.8 million, or 8.7%, to $229.0 million for the three months ended September 30, 2022, compared to $250.8 million for the three months ended September 30, 2021, including net unfavorable foreign currency effects of approximately $14.0 million, and decreased $7.8 million, or 3.1% on a constant currency basis. Our revenue increased $8.1 million, or 1.1%, to $734.1 million for the nine months ended September 30, 2022, compared to $726.0 million for the nine months ended September 30, 2021, including net unfavorable foreign currency effects of approximately $31.1 million, and increased $39.2 million, or 5.4% on a constant currency basis.

•Our gross profit was $41.9 million and our gross margin was 18.3% for the three months ended September 30, 2022, compared to gross profit of $60.3 million and gross margin of 24.0% for the three months ended September 30, 2021. Our gross profit was $144.6 million and our gross margin was 19.7% for the nine months ended September 30, 2022, compared to gross profit of $172.8 million and gross margin of 23.8% for the nine months ended September 30, 2021.
•Our Ex-TAC Gross Profit(1) decreased 22.7% to $52.7 million for the three months ended September 30, 2022, from $68.1 million for the three months ended September 30, 2021. Our Ex-TAC Gross Profit(1) decreased 10.2% to $175.5 million for the nine months ended September 30, 2022, compared to $195.4 million for the nine months ended September 30, 2021.
•Our net loss was $4.6 million, or (11.0)% of gross profit, for the three months ended September 30, 2022, compared to net loss of $53.9 million, or (89.4)% of gross profit, for the three months ended September 30, 2021. For the nine months ended September 30, 2022, our net loss was $16.8 million, or (11.6)% of gross profit, compared to net loss of $28.0 million, or (16.2)% of gross profit, for the nine months ended September 30, 2021. Net loss for the three and nine months ended September 30, 2021 included one-time charges of $42.0 million (pre-tax) to recognize the unamortized discount and deferred financing costs on our senior subordinated secured notes that were exchanged for convertible notes upon our IPO, as well as $16.5 million of one-time incremental cumulative stock-based compensation expense (pre-tax) for awards with an IPO performance condition.
•Our Adjusted EBITDA(1) was $1.7 million for the three months ended September 30, 2022, compared to $19.9 million for the three months ended September 30, 2021. Adjusted EBITDA(1) was 3.2% and 29.2% of Ex-TAC Gross Profit(1) for the three months ended September 30, 2022 and 2021, respectively. Our Adjusted EBITDA(1) was $19.2 million for the nine months ended September 30, 2022, compared to $65.0 million for the nine months ended September 30, 2021. Adjusted EBITDA(1) was 10.9% and 33.3% of Ex-TAC Gross Profit(1) for the nine months ended September 30, 2022 and 2021, respectively.
______________________________________________
(1)Ex-TAC Gross Profit and Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most comparable GAAP financial measures.
Acquisition of video intelligence AG
On November 19, 2021, we entered into a definitive agreement, by and among our Company and the shareholders of video intelligence AG (“vi”), a Swiss-based contextual video technology company for digital media owners, for the acquisition of all of the outstanding shares of vi for a purchase price of approximately $55 million. The acquisition was completed on January 5, 2022. The purchase price was paid in the form of cash and Outbrain common stock, with the first installment of $37.3 million in cash and the equity portion paid at closing, and an additional $10.6 million paid in the third quarter of 2022. The equity portion of the purchase price was comprised of 355,786 shares of our common stock with a fair value of $4.2 million, and is subject to a post-closing adjustment based on market price of our stock to be determined one year from closing, at which time any required adjustment is to be paid in cash. Aggregate consideration for the acquisition of vi will not exceed approximately $55 million in total. This acquisition expanded our video product offerings to include in-stream high-quality video content, delivering a better user experience and more value to our advertisers. This acquisition was accounted for as a business combination and the results of the acquired entity have been included in our results of operations beginning as of the acquisition date.
Macroeconomic Environment
General worldwide economic conditions have recently experienced significant instability as well as volatility and disruption in the financial markets, resulting from factors such as the effects of the Russia-Ukraine conflict, the COVID-19 pandemic, and general economic uncertainty. The current macroeconomic environment, with variables such as inflation, recessionary concerns, currency exchange rate fluctuations, global supply chain disruptions, and labor shortages and stoppages, has negatively impacted our advertisers. Accordingly, these conditions have adversely impacted our business during the nine months ended September 30, 2022, and could, if they continue or worsen, adversely impact us in the future, including if our advertisers were to reduce or further reduce their advertising spending as a result of any of these factors. We continue to monitor our operations, and the operations of those in our ecosystem (including media partners, advertisers and agencies). These conditions make it difficult for us, our media partners, advertisers and agencies to accurately forecast and plan future business activities and could cause a further reduction or delay in overall advertising demand and spending, which would harm our business, financial condition and results of operations.

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
We calculate media partner net revenue retention at the end of each quarter by starting with revenue generated on media partners’ properties during the same period in the prior year, “Prior Period Retention Revenue.” We then calculate the revenue generated on these same media partners’ properties in the current period, “Current Period Retention Revenue.” Current Period Retention Revenue reflects any expansions within the media partner relationships, such as any additional placements or properties on which we extend our recommendations, as well as contraction or attrition. Our media partner net revenue retention in a quarter equals the Current Period Retention Revenue divided by the Prior Period Retention Revenue. To calculate media partner net revenue retention for year-to-date and annual periods, we sum the quarterly Current Period Retention Revenue and divide it by the sum of the quarterly Prior Period Retention Revenue. These amounts exclude certain revenue adjustments and revenue recognized on a net basis. Our media partner net revenue retention was 81% and 90%, respectively, for the three months and nine months ended September 30, 2022, as we have experienced lower yields mainly due to weaker demand on our platform, primarily as a result of the current macroeconomic conditions and the related impact on advertising spend, as well as due to unfavorable foreign currency effects.
Our growth also depends on our ability to secure partnerships with new media partners. New media partners are defined as those relationships in which revenue was not generated in the prior period, except for limited instances where residual revenue was generated on a media partner’s properties. In such instances, the residual revenue would be excluded from net revenue retention above. Revenue generated on new media partners’ properties contributed approximately 11% to revenue growth for each of the three months and nine months ended September 30, 2022.
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
The amount of revenue that we generate depends on the level of demand from advertisers to promote their content to users across our media partners’ properties. We generate higher revenue at times of high demand, which is also impacted by seasonal factors. For any given marketing campaign, the advertiser has the ability to adjust its price in real time and set a maximum daily spend. This allows advertisers to adjust the estimated ad spend attributable to the particular campaign. Due to the measurable performance that our advertisers achieve with us, a portion of our advertisers spend with us on an unlimited basis, as long as their ROAS objectives are met.
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
Other Income (Expense), Net
Other income (expense), net is comprised of charges related to exchange of senior notes upon IPO, interest expense and other expense, net and interest income.
Charges related to exchange of senior notes upon IPO. Charges for the three and nine months ended September 30, 2021 include a one-time charge of $42.0 million related to accelerated amortization of the unamortized discount and deferred issuance costs on the $200 million aggregate principal amount of senior subordinated secured notes issued on July 1, 2021 and exchanged to Convertible Notes upon our IPO.
Interest Expense. Interest expense consists of interest expense on our 2.95% Convertible Senior Notes due 2026 (the “Convertible Notes”), our revolving credit facility and capital leases. Interest expense may increase if we incur borrowings periodically under our revolving credit facility or if we enter into new debt facilities or capital leasing arrangements.
Interest Income and Other (Expense) Income, net. Interest income and other (expense) income, net primarily consists of interest earned on our cash and cash equivalents and investments in marketable securities, discount amortization relating to our investments in marketable securities, and foreign currency exchange gains and losses. Foreign currency exchange gains and losses, both realized and unrealized, relate to transactions and monetary asset and liability balances denominated in currencies other than the functional currencies, including mark-to-market adjustments on undesignated foreign exchange forward contracts. Foreign currency gains and losses may continue to fluctuate in the future due to changes in foreign currency exchange rates.
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

Results of Operations
We have one operating segment, which is also our reportable segment. The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Condensed Consolidated Statements of Operations:	(in thousands)
Revenue	$229,017	$250,784	$734,116	$725,961
Cost of revenue:
Traffic acquisition costs	176,347	182,669	558,597	530,606
Other cost of revenue	10,756	7,846	30,955	22,555
Total cost of revenue	187,103	190,515	589,552	553,161
Gross profit	41,914	60,269	144,564	172,800
Operating expenses:
Research and development	9,911	10,659	30,858	27,561
Sales and marketing	26,852	26,047	82,369	67,101
General and administrative	12,224	29,979	41,215	52,619
Total operating expenses	48,987	66,685	154,442	147,281
(Loss) income from operations	(7,073)	(6,416)	(9,878)	25,519
Other income (expense), net:
Charges related to exchange of senior notes upon IPO	—	(42,049)	—	(42,049)
Interest expense	(1,924)	(1,656)	(5,748)	(2,015)
Interest income and other (expense) income, net	3,199	1,218	(1,710)	(1,978)
Total other income (expense), net	1,275	(42,487)	(7,458)	(46,042)
Loss before (benefit) provision for income taxes	(5,798)	(48,903)	(17,336)	(20,523)
(Benefit) provision for income taxes	(1,174)	5,003	(504)	7,436
Net loss	$(4,624)	$(53,906)	$(16,832)	$(27,959)
Other Financial Data:
Research and development as % of revenue	4.3%	4.3%	4.2%	3.8%
Sales and marketing as % of revenue	11.7%	10.4%	11.2%	9.2%
General and administrative as % of revenue	5.3%	12.0%	5.6%	7.2%
Non-GAAP Financial Data: (1)
Ex-TAC Gross Profit	$52,670	$68,115	$175,519	$195,355
Adjusted EBITDA	$1,686	$19,857	$19,158	$65,021
______________________
(1)Ex-TAC Gross Profit and Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most comparable GAAP financial measures.
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Revenue
Revenue decreased $21.8 million, or 8.7%, to $229.0 million for the three months ended September 30, 2022 from $250.8 million for the three months ended September 30, 2021. Revenue for the three months ended September 30, 2022 included net unfavorable foreign currency effects of approximately $14.0 million, and decreased $7.8 million, or 3.1%, on a constant currency basis, compared to the prior year period. Our reported revenue decreased approximately $47.8 million due to net revenue retention of 81% on existing media partners, as we have experienced lower yields mainly due to weaker demand on our platform, primarily as a result of the current macroeconomic conditions and the related impact on advertising spend, as well as due to unfavorable foreign currency effects. This decrease was partially offset by growth of approximately 11%, or $27.6 million, from new media partners, including our recently acquired vi business.
See "Non-GAAP Reconciliations" for information regarding the constant currency measures provided in this discussion and below to supplement our reported results.

Cost of Revenue and Gross Profit
Traffic acquisition costs decreased $6.4 million, or 3.5%, to $176.3 million for the three months ended September 30, 2022 compared to $182.7 million in the prior year period. Traffic acquisition costs for the three months ended September 30, 2022 included net favorable foreign currency effects of approximately $12.3 million, and increased $5.9 million, or 3.2%, on a constant currency basis, compared to the prior year period. The decrease in traffic acquisition costs was lower than the decrease in our revenue due to an unfavorable revenue mix and lower performance from certain deals. As a percentage of revenue, traffic acquisition costs increased to 77.0% for the three months ended September 30, 2022, from 72.8% in the three months ended September 30, 2021.
Other cost of revenue increased $3.0 million, or 37.1%, to $10.8 million for the three months ended September 30, 2022 compared to $7.8 million for the three months ended September 30, 2021, primarily due to increased depreciation expense on server equipment, higher hosting fees due to continued platform improvements, including increased data processing capacity, and higher network security related costs. This increase also includes costs from the newly acquired vi business, including the related amortization expense for intangible assets associated with developed technology. As a percentage of revenue, other cost of revenue increased to 4.7% for the three months ended September 30, 2022, from 3.1% for the three months ended September 30, 2021.
Gross profit decreased $18.4 million, or 30.5%, to $41.9 million for the three months ended September 30, 2022 compared to $60.3 million for the three months ended September 30, 2021, which was attributable to the decrease in revenue exceeding the decrease in cost of revenue, as previously described. Gross profit for the three months ended September 30, 2022 included net unfavorable foreign currency effects of approximately $1.7 million, and decreased $16.7 million, or 27.7%, on a constant currency basis, compared to the prior year period.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit decreased $15.4 million, or 22.7%, to $52.7 million for the three months ended September 30, 2022, from $68.1 million for the three months ended September 30, 2021. Ex-TAC Gross Profit for the three months ended September 30, 2022 included net unfavorable foreign currency effects of approximately $1.7 million, and decreased $13.7 million, or 20.2%, on a constant currency basis, compared to the prior year period. The decrease in Ex-TAC Gross Profit was primarily driven by an unfavorable revenue mix and lower performance from certain deals. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses decreased by $17.7 million, or 26.5%, to $49.0 million for the three months ended September 30, 2022 from $66.7 million for the three months ended September 30, 2021. Operating expenses for the three months ended September 30, 2022 included net favorable foreign currency effects of approximately $3.8 million, and decreased $13.9 million, or 20.8%, on a constant currency basis, compared to the prior year period. Operating expenses for the three months ended September 30, 2021 included approximately $16.5 million of one-time incremental cumulative stock-based compensation expense for awards that had a service condition and a performance condition that was met upon our IPO (“IPO-contingent awards”). In addition, regulatory matter costs decreased by $4.6 million during the three months ended September 30, 2022, which included a partial insurance recovery in the current period. These declines in reported operating expenses were partially offset by increased costs of $3.4 million, primarily comprised of expanded digital service taxes in Europe, higher marketing costs, amortization of certain intangible assets recorded in connection with our acquisition of vi, and increased costs related to the transition from a largely remote to a post-COVID hybrid environment.
The components of operating expenses are discussed below:
•Research and development expenses — decreased $0.7 million, largely driven by $1.2 million of one-time incremental cumulative stock-based compensation expense recognized during the three months ended September 30, 2021 for IPO-contingent awards, offset in part by an increase in other personnel-related costs to invest in our technology.
•Sales and marketing expenses — increased $0.8 million, primarily driven by higher expenses of $5.0 million, which include higher personnel-related costs of $2.1 million, increased marketing costs of $0.9 million, and expanded digital service taxes of $0.8 million. These increases were largely offset by $4.2 million of one-time incremental cumulative stock-based compensation expense recorded during the three months ended September 30, 2021 for IPO-contingent awards.

•General and administrative expenses — decreased $17.8 million, primarily due to lower personnel-related costs of $13.4 million, largely driven by $11.1 million of one-time incremental cumulative stock-based compensation expense recognized during the three months ended September 30, 2021 for IPO-contingent awards. This decrease also reflected lower regulatory costs of $4.6 million, which included a partial insurance recovery during the current period.
Operating expenses as a percentage of revenue decreased to 21.4% for the three months ended September 30, 2022, from 26.6% for the three months ended September 30, 2021, largely reflecting a 6.6% decrease in operating expenses as a result of the absence of the one-time incremental cumulative stock-based compensation expense of $16.5 million recognized during the three months ended September 30, 2021 for IPO-contingent awards. During 2022, we implemented cost saving initiatives to address the current macroeconomic environment, and a continuing to focus efficiencies and cost reduction opportunities.
Total Other Income (Expense), Net
Total other income (expense), net increased $43.8 million, to income of $1.3 million for the three months ended September 30, 2022, compared to expense of $42.5 million for the three months ended September 30, 2021. This increase was primarily attributable to $42.0 million of one-time charges related to the exchange and cancellation of senior notes upon IPO recorded during the three months ended September 30, 2021 to recognize the unamortized discount and deferred issuance costs on senior subordinated secured notes issued on July 1, 2021, upon our IPO and convertible senior notes issuance, as well as $1.5 million of income in connection with our new investment program initiated in July 2022. See Notes 5 and 8 to the accompanying condensed consolidated financial statements for additional information.
(Benefit) Provision for Income Taxes
Benefit from income taxes was $1.2 million for the three months ended September 30, 2022, compared to provision for income taxes of $5.0 million for the three months ended September 30, 2021, primarily due to lower global pre-tax profitability in the current year and the geographic mix of earnings, including lower tax expense from inclusion of foreign subsidiaries’ income in the U.S. In addition, we recorded a tax benefit associated with our pre-tax losses in the U.S. during the three months ended September 30, 2022 due to the release of the majority of the valuation allowance against our deferred tax assets in the U.S. during the fourth quarter of 2021. This benefit was partially offset by an uncertain tax position relating to a foreign tax jurisdiction recorded during the three months ended September 30, 2022. Our effective tax rate was 20.2% for the three months ended September 30, 2022, compared to (10.2)% for the three months ended September 30, 2021, reflecting the cumulative impact of the change in the annual estimated tax rate.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which among other things implements a 15% minimum tax on adjusted financial statement income of certain large corporations and a 1% excise tax on net stock repurchases. Based on our current analysis of the provisions, this legislation is not expected to have a material impact on our consolidated financial statements.
In addition, a provision enacted as part of the 2017 Tax Cuts & Jobs Act requires companies to capitalize certain research and experimental expenditures for tax purposes in tax years beginning after December 31, 2021. As a result, we currently expect our net operating loss utilization to increase in 2022 as compared to prior years, unless this provision is repealed or deferred prior to year-end.
Our future effective tax rate may be affected by the geographic mix of earnings in countries with different statutory rates. Additionally, our future effective tax rate may be affected by our ongoing assessment of the need for a valuation allowance on our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
Net Loss
As a result of the foregoing, we recorded net loss of $4.6 million for the three months ended September 30, 2022, as compared to net loss of $53.9 million for the three months ended September 30, 2021. As previously discussed, net loss for the three months ended September 30, 2021 included $42.0 million of one-time charges related to exchange of senior notes upon IPO (pre-tax), as well as $16.5 million of one-time incremental cumulative stock-based compensation expense (pre-tax) for awards with an IPO performance condition.
Adjusted EBITDA
Our Adjusted EBITDA decreased $18.2 million to $1.7 million for the three months ended September 30, 2022 from $19.9 million for the three months ended September 30, 2021, which was primarily attributable to lower Ex-TAC Gross Profit and higher other costs of revenue, as previously described. Adjusted EBITDA included net favorable foreign currency effects of approximately $1.9 million. See “Non-GAAP Reconciliations” for the related definitions and reconciliations to our net income.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Revenue
Revenue increased by $8.1 million, or 1.1%, to $734.1 million for the nine months ended September 30, 2022 from $726.0 million for the nine months ended September 30, 2021. Revenue for the nine months ended September 30, 2022 included net unfavorable foreign currency effects of approximately $31.1 million, and increased $39.2 million, or 5.4%, on a constant currency basis, compared to the prior year period. Our reported revenue grew approximately 11%, or $79.3 million, from new media partners, including our recently acquired vi business, partially offset by a decrease of $71.2 million due to net revenue retention of 90% on existing media partners, as we have experienced lower yields mainly due to weaker demand on our platform, primarily as a result of the current macroeconomic conditions and the related impact on advertising spend, as well as due to unfavorable foreign currency effects.
Cost of Revenue and Gross Profit
Traffic acquisition costs increased $28.0 million, or 5.3%, to $558.6 million for the nine months ended September 30, 2022 compared to $530.6 million in the prior year period. Traffic acquisition costs for the nine months ended September 30, 2022 included net favorable foreign currency effects of approximately $25.9 million, and increased $53.9 million, or 10.2%, on a constant currency basis, compared to the prior year period. Traffic acquisition costs grew more than revenue due to an unfavorable revenue mix and lower performance from certain deals. As a percentage of revenue, traffic acquisition costs were 76.1% for the nine months ended September 30, 2022 and 73.1% for the nine months ended September 30, 2021.
Other cost of revenue increased $8.4 million, or 37.2%, to $31.0 million for the nine months ended September 30, 2022 compared to $22.6 million in the prior year period, primarily due to increased depreciation expense on server equipment, higher hosting fees due to continued platform improvements, including increased data processing capacity, and higher network security related costs. This increase also includes costs from the newly acquired vi business, including the related amortization expense for intangible assets associated with developed technology. As a percentage of revenue, other cost of revenue was 4.2% for the nine months ended September 30, 2022 and 3.1% for the nine months ended September 30, 2021.
Gross profit decreased $28.2 million, or 16.3%, to $144.6 million for the nine months ended September 30, 2022, compared to $172.8 million for the nine months ended September 30, 2021, which was primarily attributable to the increase in cost of revenue exceeding the increase in revenue, as previously described. Gross profit for the nine months ended September 30, 2022 included net unfavorable foreign currency effects of approximately $5.1 million, and decreased $23.1 million, or 13.4%, on a constant currency basis, compared to the prior year period.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit decreased $19.9 million, or 10.2%, to $175.5 million for the nine months ended September 30, 2022, from $195.4 million for the nine months ended September 30, 2021. Our Ex-TAC Gross Profit for the nine months ended September 30, 2022 included net unfavorable foreign currency effects of approximately $5.1 million, and decreased $14.8 million, or 7.5%, on a constant currency basis, compared to the prior year period. The decrease in Ex-TAC Gross Profit was primarily driven by unfavorable revenue mix and lower performance from certain deals, partially offset by our revenue growth. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses increased by $7.1 million, or 4.9%, to $154.4 million for the nine months ended September 30, 2022 from $147.3 million for the nine months ended September 30, 2021. Operating expenses for the nine months ended September 30, 2022 included net favorable foreign currency effects of approximately $6.7 million, and increased $13.8 million, or 9.4%, on a constant currency basis, compared to the prior year period. Reported operating expenses reflected $16.5 million of one-time incremental cumulative stock-based compensation expense recorded during the three months ended September 30, 2021 for IPO-contingent awards, as well as lower regulatory costs of $6.0 million, which included a partial insurance recovery in the current year. Such decreases were more than offset by a $29.6 million increase in other operating expenses, which was primarily comprised of higher other personnel-related costs of $15.0 million, increased public company costs of $4.2 million, expanded digital services taxes in Europe of $2.8 million, increased costs related to the transition from a largely remote to a post-COVID hybrid environment of $2.0 million, and higher marketing costs of $1.8 million.

The components of operating expenses for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 are discussed below:
•Research and development expenses — increased $3.3 million, primarily due to higher personnel-related costs to invest in our technology, offset in part by $1.2 million of one-time incremental cumulative stock-based compensation expense recorded during the three months ended September 30, 2021 for IPO-contingent awards.
•Sales and marketing expenses — increased $15.2 million, which was primarily due to higher personnel-related costs of $10.8 million, expanded digital services taxes of $2.8 million, increased marketing costs of $1.8 million, amortization of certain intangible assets recorded in connection with our acquisition of $1.4 million, and increased costs related to the transition from a largely remote to a hybrid environment of $1.3 million. These increases were partially offset by $4.2 million of one-time incremental cumulative stock-based compensation expense recorded during the three months ended September 30, 2021 for IPO-contingent awards.
•General and administrative expenses — decreased $11.4 million, primarily due to $11.1 million of one-time incremental cumulative stock-based compensation expense recorded during the three months ended September 30, 2021 for IPO-contingent awards, as well as lower regulatory costs of $6.0 million, which included a partial insurance recovery in the current year. These decreases were partially offset by higher public company costs of $4.2 million and increased costs related to the transition from a largely remote to a hybrid environment.
Operating expenses as a percentage of revenue increased to 21.0% for the nine months ended September 30, 2022, from 20.3% for the nine months ended September 30, 2021, reflecting a higher rate of increase in operating expenses than revenues, partially offset by the impact of the $16.5 million one-time incremental cumulative stock-based compensation expense for IPO-contingent awards recorded during the three months ended September 30, 2021.
Total Other Income (Expense), Net
Total other income (expense), net, decreased $38.5 million to net expense of $7.5 million for the nine months ended September 30, 2022, compared to a net expense of $46.0 million for the nine months ended September 30, 2021. This decrease in expenses was primarily attributable to $42.0 million of one-time charges related to the exchange and cancellation of senior notes upon IPO recorded during the three months ended September 30, 2021 to recognize the unamortized discount and deferred issuance costs on senior subordinated secured notes issued on July 1, 2021, upon our IPO and convertible senior notes issuance. In addition, we recorded $1.5 million of income in connection with our new investment program initiated in July 2022. These decreases in expenses were partially offset by higher interest expense of $3.8 million on our convertible notes issued in July 2021, as well as higher net unfavorable mark-to-market adjustments of $3.1 million on undesignated foreign exchange forward contracts used to manage our foreign currency exchange risk on net cash flows from our non-U.S. dollar denominated operations, largely driven by the strengthening of the U.S. Dollar versus the Israeli Shekel during the nine months ended September 30, 2022. See Notes 5 and 8 to the accompanying condensed consolidated financial statements for additional information.
(Benefit) Provision for Income Taxes
Benefit from income taxes was $0.5 million for the nine months ended September 30, 2022, compared to provision from income taxes of $7.4 million for the nine months ended September 30, 2021, primarily due to lower global pre-tax profitability in the current year and the geographic mix of earnings, including lower tax expense from inclusion of foreign subsidiaries’ income in the U.S. In addition, we recorded a tax benefit associated with our pre-tax losses in the U.S. during the nine months ended September 30, 2022 due to the release of the majority of the valuation allowance against our deferred tax assets in the U.S. during the fourth quarter of 2021. These benefits were partially offset by an increase in uncertain tax positions, compared to the prior year period. Our effective tax rate was 2.9% for the nine months ended September 30, 2022, compared to (36.2)% for the nine months ended September 30, 2021.
Our future effective tax rate may be affected by the geographic mix of earnings in countries with different statutory rates. Additionally, our future effective tax rate may be affected by our ongoing assessment of the need for a valuation allowance on our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.

Net Loss
As a result of the foregoing, we recorded net loss of $16.8 million for the nine months ended September 30, 2022, as compared to net loss of $28.0 million for the nine months ended September 30, 2021. As previously discussed, net loss for the nine months ended September 30, 2021 included $42.0 million of one-time charges related to exchange of senior notes upon IPO (pre-tax), as well as $16.5 million of one-time incremental cumulative stock-based compensation expense (pre-tax) for awards with an IPO performance condition.
Adjusted EBITDA
Our Adjusted EBITDA decreased $45.8 million to $19.2 million for the nine months ended September 30, 2022 from $65.0 million for the nine months ended September 30, 2021, due to lower Ex-TAC Gross Profit and increased operating expenses and other costs of revenue, as previously described. Our Adjusted EBITDA for the nine months ended September 30, 2022 included net favorable foreign currency effects of approximately $1.1 million. See “Non-GAAP Reconciliations” for the related definitions of Adjusted EBITDA and reconciliations to our net income.
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

The following table presents the reconciliation of Ex-TAC Gross Profit to gross profit, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$229,017	$250,784	$734,116	$725,961
Traffic acquisition costs	(176,347)	(182,669)	(558,597)	(530,606)
Other cost of revenue	(10,756)	(7,846)	(30,955)	(22,555)
Gross profit	41,914	60,269	144,564	172,800
Other cost of revenue	10,756	7,846	30,955	22,555
Ex-TAC Gross Profit	$52,670	$68,115	$175,519	$195,355
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before charges related to the exchange of senior notes upon IPO; interest expense; interest income and other income (expense), net; (benefit) provision for income taxes; depreciation and amortization; stock-based compensation, and other income or expenses that we do not consider indicative of our core operating performance, including, but not limited to, IPO and public company implementation costs, merger and acquisition costs, regulatory matter costs, and severance costs related to our cost saving initiatives. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period.
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
The following table presents the reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(4,624)	$(53,906)	$(16,832)	$(27,959)
Charges related to exchange of senior notes upon IPO	—	42,049	—	42,049
Interest expense	1,924	1,656	5,748	2,015
Interest income and other income (expense), net	(3,199)	(1,218)	1,710	1,978
(Benefit) provision for income taxes	(1,174)	5,003	(504)	7,436
Depreciation and amortization	6,792	4,801	19,816	13,996
Stock-based compensation	2,705	18,448	8,795	21,396
Regulatory matter costs, net of recoveries	(1,938)	2,663	(2,199)	3,810
Merger and acquisition, public company implementation costs (1)	618	361	2,042	300
Severance costs	582	—	582	—
Adjusted EBITDA	$1,686	$19,857	$19,158	$65,021
Adjusted EBITDA as % of Ex-TAC Gross Profit	3.2%	29.2%	10.9%	33.3%
_________________________
(1)Primarily includes costs related to our initial public offering, public company implementation costs and costs related to our acquisition of vi in January 2022.

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
The following table presents the reconciliation of free cash flow to net cash (used in) provided by operating activities.

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(13,267)	$61,077
Purchases of property and equipment	(10,851)	(3,885)
Capitalized software development costs	(9,493)	(7,434)
Free cash flow	$(33,611)	$49,758
Liquidity and Capital Resources
Our primary sources of liquidity are our cash and cash equivalents, investments in marketable securities, cash from our operations, cash generated from our IPO and from the offering of our Convertible Notes, as well as available capacity under our revolving credit facility.
As of September 30, 2022, we had cash, cash equivalents and investments of $345.0 million, which consisted of cash and cash equivalents of $137.9 million, short-term investments in marketable securities of $136.3 million and long-term investments in marketable securities of $70.8 million. Approximately $28.9 million of our cash and cash equivalents was held outside of the United States by our non-U.S. subsidiaries. We currently do not have any plans to repatriate our earnings from our foreign subsidiaries. We intend to continue to reinvest our earnings from foreign operations for the foreseeable future, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
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
Our cash flow used in investing activities primarily consists of capital expenditures and capitalized software development costs. We spent $10.9 million in capital expenditures during the nine months ended September 30, 2022 and currently anticipate that our capital expenditures for 2022 will be approximately $15 million, primarily including expenditures for servers and related equipment, leasehold improvements, and office equipment. However, actual expenditures may vary from these estimates.
We believe that the net proceeds from our IPO and the offering of the senior notes (exchanged to convertible notes upon our IPO), together with our cash and cash equivalents, investments, and borrowings available to us, will be sufficient to fund our anticipated operating expenses, capital expenditures, and interest payments on our long-term debt for at least the next 12 months and the foreseeable future. During the third quarter of 2022, we initiated a new investment program, which is focused on achieving maximum returns within our investment policy parameters, while preserving capital and maintaining sufficient liquidity. In addition, we may use our available cash to make acquisitions or investments in complementary companies or technologies. We also expect to use our available cash to complete share repurchases under our $30 million stock repurchase program. However, there are multiple factors that could impact our future liquidity, including our business performance, our ability to collect payments from our advertisers, having to pay our media partners even if our advertisers default on their payments, or other factors incorporated by reference in Part II, Item 1A of this Report and included elsewhere in this Report.

The following table presents a summary of our debt obligation and our borrowing capacity as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
	(in thousands)
Long-term debt
Convertible Notes due July 1, 2026	$236,000	$236,000
Total long-term debt	$236,000	$236,000

2021 Revolving Credit Facility with Silicon Valley Bank (1)
Total availability (up to $75.0 million with $15.0 million for letters of credit)	$66,610	$75,000
Borrowings outstanding	—	—
Remaining availability	$66,610	$75,000
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
The 2021 Revolving Credit Facility contains representations and warranties, including, without limitation, with respect to collateral; accounts receivable; financials; litigation, indictment and compliance with laws; disclosure and no material adverse effect, each of which is a condition to funding. Additionally, the 2021 Revolving Credit Facility includes events of default and customary affirmative and negative covenants applicable to us and our subsidiaries, including, without limitation, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, restricted payments and prepayment of the Convertible Notes and of junior indebtedness. The 2021 Revolving Credit Facility contains a financial covenant that requires, in the event that credit extensions under the Facility equal or exceed 85% of the lesser of the available commitments under the Facility or upon the occurrence of an event of defaults, our Company to maintain a minimum consolidated monthly fixed charge coverage ratio of 1.00. We were in compliance with all of the financial covenants under the 2021 Revolving Credit Facility as of September 30, 2022 and December 31, 2021.

See Note 8 to the accompanying condensed consolidated financial statements for detailed information relating to our Convertible Notes and our 2021 Revolving Credit Facility.
Treasury Share Repurchases
On February 28, 2022, our Board of Directors (the “Board”) approved a stock repurchase program under which we are authorized to purchase up to $30 million of our common stock, par value $0.001 per share, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions, or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase program may be commenced, suspended or terminated at any time by the Company at its discretion without prior notice. During the three and nine months ended September 30, 2022, we paid $16.1 million and $23.6 million, respectively, (including commissions) to repurchase 3,394,326 and 4,782,643 shares, respectively, under our stock repurchase program. As of September 30, 2022, the remaining availability under our $30 million share repurchase program was $6.4 million. An additional 1,040,772 shares were repurchased for $4.2 million in October 2022.
In addition, we may periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of our equity incentive plans and the underlying award agreements. During the three and nine months ended September 30, 2022, we withheld 47,577 shares and 204,078 shares, respectively, with a fair value of $0.2 million and $2.3 million, respectively, to satisfy the employee tax withholding obligations. During the three and nine months ended September 30, 2021, we withheld 29,918 shares and 56,262 shares, respectively, with a fair value of $0.1 million and $0.7 million, respectively.

Cash Flows
The following table summarizes the major components of net cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(13,267)	$61,077
Net cash used in investing activities	(274,582)	(11,360)
Net cash (used in) provided by financing activities	(24,528)	340,043
Effect of exchange rate changes	(5,175)	(978)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(317,552)	$388,782
Operating Activities
Net cash from operating activities decreased $74.4 million, to net cash used in operating activities of $13.3 million during the nine months ended September 30, 2022, as compared to $61.1 million of cash provided by operating activities during the nine months ended September 30, 2021, which was primarily driven by a $42.6 million decrease in our net income after non-cash adjustments, as well as lower net cash due to changes in our working capital of $33.5 million, primarily due to lower accounts payable and accrued and other current liabilities, partially offset by a favorable change in accounts receivable, largely attributable to lower profitability in the current year.
Our free cash flow for the nine months ended September 30, 2022 was use of cash of $33.6 million, as compared to free cash flow of $49.8 million for the nine months ended September 30, 2021, due to lower operating cash flow and higher capital expenditures during the nine months ended September 30, 2022. Free cash flow is a supplemental non-GAAP financial measure. See “Non-GAAP Reconciliations” for the related definition and a reconciliation to net cash provided by operating activities.
Investing Activities
Cash used in investing activities increased to $274.6 million for the nine months ended September 30, 2022 from cash used in investing activities of $11.4 million in the same prior year period, primarily due to $209.0 million of purchases of marketable securities under our new investment program initiated in July 2022, $45.2 million of consideration paid, net of cash acquired for our acquisition of vi, as well as higher capital expenditures of $7.0 million, primarily attributable to our purchases of servers and related equipment during the nine months ended September 30, 2022.
Financing Activities
Cash used in financing activities was $24.5 million for the nine months ended September 30, 2022, primarily comprised of treasury stock repurchases of $25.9 million, including $23.6 million in repurchases under our $30 million share repurchase program and the remainder related to shares withheld to satisfy employee tax withholding obligations on vested stock-based compensation awards. Cash provided by financing activities was $340.0 million for the nine months ended September 30, 2021, which primarily included net proceeds from common stock issuance upon our IPO of $145.1 million and net proceeds from issuances of our long-term debt of $193.9 million.
Contractual Obligations
Except as disclosed in Note 6, Leases, to the accompanying condensed consolidated financial statements included in Part I, Item 1 of this Report, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the nine months ended September 30, 2022 from the commitments and contractual obligations disclosed in our 2021 Form 10-K.

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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
We have operations both in the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include foreign exchange and interest rate risks.
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
During the three and nine months ended September 30, 2022, the U.S. Dollar strengthened against most of the currencies of the countries in which we operate, which had an unfavorable impact on our operations, as further described in Item 2, “Results of Operations.” The effect of a hypothetical 10% increase or decrease in our weighted-average exchange rates on our revenue, cost of revenue and operating expenses denominated in foreign currencies would result in a $2.8 million unfavorable or favorable change to our operating income for the three months ended September 30, 2022, and a $6.9 million unfavorable or favorable change to our operating loss for the nine months ended September 30, 2022.

Interest Rate Risk
Our exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, investments and any future borrowings under our 2021 Revolving Credit Facility. There have been no amounts outstanding under our revolving credit facility since we amended and restated our loan agreement in November 2021. Long-term debt recorded on our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 was $236.0 million and bears a fixed rate of interest.

As of September 30, 2022, our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents of $137.9 million and our investments in marketable securities of $207.1 million under our new investments program initiated during the third quarter of 2022, which consist of U.S. Treasuries, U.S. government bonds, commercial paper, U.S. corporate bonds and municipal bonds, with maturities from three months to two years from the date of purchase. The primary objectives of our investment program are focused on achieving maximum returns within our investment policy parameters, while preserving capital and maintaining sufficient liquidity. We plan to actively monitor our exposure to the fair value of our investment portfolio in accordance with our policies and procedures, which include monitoring market conditions, to minimize investment risk.
A 100 basis point change in interest rates as of September 30, 2022 would change the fair value of investment portfolio by approximately $1.7 million. Since our debt investments are classified as available-for-sale, the unrealized gains and losses related to fluctuations in market volatility and interest rates are reflected within accumulated other comprehensive income (loss) within stockholders’ equity in our condensed consolidated balance sheets.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-Chief Executive Officers (“co-CEOs”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2022. Based on such evaluation, our co-CEOs and CFO have concluded that as of September 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of the Company’s 2021 Form 10-K, as updated in Item 1A of Part II of the Company’s Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2022 and June 30, 2022, which are incorporated herein by reference.
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
A portion of the net proceeds from our IPO has been used for working capital and general corporate purposes. In January 2022, $37.3 million was used to fund the first installment of the purchase price to acquire video intelligence AG and in July 2022, $10.6 million was used to fund the second installment of the purchase price.
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
The below table sets forth the repurchases of our common stock for the three months ended September 30, 2022:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit) (2)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)
July 2022	983,391	$5.33	951,057	$17,498
August 2022	1,071,048	$5.25	1,066,854	$11,835
September 2022	1,387,464	$3.94	1,376,415	$6,421
TOTAL	3,441,903		3,394,326

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
In October 2022, we repurchased an additional 1,040,772 shares at an average price of $4.08 per share, totaling $4.2 million, including commissions. As of October 31, 2022, the remaining availability under our $30.0 million stock repurchase program was 2.2 million.
Item 5. Other Information.
None.

EXHIBIT INDEX

Exhibit No.	Description
10.1
Executive Employment Agreement, dated August 3, 2022, by and between the Company and Jason Kiviat (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed with the SEC on August 5, 2022).

10.2*	First Amendment to Amended and Restated Employment Agreement, dated August 25, 2022, by and between the Company and Elise Garofalo.
31.1*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*❖	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________
* Filed herewith.
❖ This certification is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2022.

OUTBRAIN INC.

By:	/s/ David Kostman
Name: David Kostman
Title: Co-Chief Executive Officer

By:	/s/ Jason Kiviat
Name: Jason Kiviat
Title: Chief Financial Officer (Principal Financial Officer)