Form 10-Q
period 2023-03-31
Outbrain Inc.
filed 2023-05-09
CIK 1454938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of April 30, 2023, Outbrain Inc. had 51,152,134 shares of common stock outstanding.

Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements may include, without limitation, statements generally relating to possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “foresee,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions or are not statements of historical fact. We have based these forward-looking statements largely on our expectations and projections regarding future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including, but not limited to:
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
•risks and uncertainties related to the recent closure of Silicon Valley Bank (“SVB”) and other bank disruptions;
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
•outages or disruptions that impact us or our service providers, resulting from cyber incidents, or failures or loss of our infrastructure, which could adversely affect our business;
•significant fluctuations in currency exchange rates;
•political and regulatory risks in the various markets in which we operate;
•the challenges of compliance with differing and changing regulatory requirements; and
•the risks described in the section entitled “Risk Factors” and elsewhere in this Report.
Accordingly, you should not rely upon forward-looking statements as an indication of future performance. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or will occur, and actual results, events, or circumstances could differ materially from those projected in the forward-looking statements. The forward-looking statements made in this Report relate only to events as of the date on which the statements are made. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. We undertake no obligation and do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events or otherwise, except as required by law.

Part I Financial Information
Item 1. Financial Statements
OUTBRAIN INC.
Condensed Consolidated Balance Sheets
(In thousands, except for number of shares and par value)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$73,214	$105,580
Short-term investments in marketable securities	178,529	166,905
Accounts receivable, net of allowances	181,482	181,258
Prepaid expenses and other current assets	47,562	46,761
Total current assets	480,787	500,504
Non-current assets:
Long-term investments in marketable securities	65,951	78,761
Property, equipment and capitalized software, net	40,366	39,890
Operating lease right-of-use assets, net	11,381	11,065
Intangible assets, net	22,983	24,574
Goodwill	63,063	63,063
Deferred tax assets	35,637	35,735
Other assets	25,598	27,556
TOTAL ASSETS	$745,766	$781,148

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$137,759	$147,653
Accrued compensation and benefits	16,185	19,662
Accrued and other current liabilities	114,813	126,092
Deferred revenue	6,456	6,698
Total current liabilities	275,213	300,105
Non-current liabilities:
Long-term debt	236,000	236,000
Operating lease liabilities, non-current	8,890	8,445
Other liabilities	17,742	18,812
TOTAL LIABILITIES	$537,845	$563,362

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, par value of $0.001 per share − one billion shares authorized, 60,456,489 shares issued and 51,146,939 shares outstanding as of March 31, 2023; one billion shares authorized, 60,175,020 shares issued and 52,226,745 shares outstanding as of December 31, 2022.	60	60
Preferred stock, par value of $0.001 per share − 100,000,000 shares authorized, none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	458,726	455,831
Treasury stock, at cost − 9,309,550 shares as of March 31, 2023 and 7,948,275 shares as of December 31, 2022	(55,523)	(49,168)
Accumulated other comprehensive loss	(10,713)	(9,913)
Accumulated deficit	(184,629)	(179,024)
TOTAL STOCKHOLDERS’ EQUITY	207,921	217,786
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$745,766	$781,148

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Operations
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$231,774	$254,216
Cost of revenue:
Traffic acquisition costs	179,576	190,696
Other cost of revenue	11,043	9,589
Total cost of revenue	190,619	200,285
Gross profit	41,155	53,931
Operating expenses:
Research and development	9,311	10,428
Sales and marketing	25,748	27,395
General and administrative	15,406	16,034
Total operating expenses	50,465	53,857
(Loss) income from operations	(9,310)	74
Other income (expense), net:
Interest expense	(1,867)	(1,871)
Interest income and other (expense) income, net	3,860	(1,081)
Total other income (expense), net	1,993	(2,952)
Loss before benefit from income taxes	(7,317)	(2,878)
Benefit from income taxes	(1,712)	(988)
Net loss	$(5,605)	$(1,890)

Weighted average shares outstanding:
Basic	51,435,289	57,237,012
Diluted	51,435,289	57,237,012

Net loss per common share:
Basic	$(0.11)	$(0.03)
Diluted	$(0.11)	$(0.03)
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(5,605)	$(1,890)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,220)	(741)
Unrealized gains on available-for-sale investments in debt securities (net of tax of $123 for the three months ended March 31, 2023)	420	—
Total other comprehensive loss	(800)	(741)
Comprehensive loss	$(6,405)	$(2,631)
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except for number of shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2023	60,175,020	$60	$455,831	(7,948,275)	$(49,168)	$(9,913)	$(179,024)	$217,786
Vesting of restricted stock units, net of shares withheld for taxes	281,469	—	—	(48,202)	(213)	—	—	(213)
Shares repurchased under the share repurchase program	—	—	—	(1,313,073)	(6,142)	—	—	(6,142)
Stock-based compensation	—	—	2,895	—	—	—	—	2,895
Other comprehensive loss	—	—	—	—	—	(800)	—	(800)
Net loss	—	—	—	—	—	—	(5,605)	(5,605)
Balance – March 31, 2023	60,456,489	$60	$458,726	(9,309,550)	$(55,523)	$(10,713)	$(184,629)	$207,921

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2022	58,015,075	$58	$434,945	(1,313,681)	$(16,504)	$(4,474)	$(157,250)	$256,775
Exercise of employee stock options, warrants and restricted stock awards, net of shares withheld for taxes	411,855	1	2,273	(95,138)	(1,425)	—	—	849
Vesting of restricted stock units, net of shares withheld for taxes	211,713	—	—	(22,499)	(293)	—	—	(293)
Acquisition stock consideration	355,786	—	4,190	—	—	—	—	4,190
Stock-based compensation	—	—	2,810	—	—	—	—	2,810
Other comprehensive loss	—	—	—	—	—	(741)	—	(741)
Net loss	—	—	—	—	—	—	(1,890)	(1,890)
Balance – March 31, 2022	58,994,429	$59	$444,218	(1,431,318)	$(18,222)	$(5,215)	$(159,140)	$261,700

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,605)	$(1,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,704	2,404
Amortization of capitalized software development costs	2,641	2,295
Amortization of intangible assets	1,596	1,569
Amortization of discount on marketable securities	(1,241)	—
Stock-based compensation	2,611	2,733
Non-cash operating lease expense	1,146	1,168
Provision for credit losses	2,639	(249)
Deferred income taxes	(437)	(340)
Other	(1,054)	1,054
Changes in operating assets and liabilities:
Accounts receivable	(1,478)	15,885
Prepaid expenses and other current assets	4,598	1,418
Accounts payable and other current liabilities	(28,017)	(31,121)
Operating lease liabilities	(1,138)	(1,097)
Deferred revenue	(317)	1,659
Other non-current assets and liabilities	1,874	1,871
Net cash used in operating activities	(20,478)	(2,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of cash acquired	(285)	(34,524)
Purchases of property and equipment	(3,749)	(2,809)
Capitalized software development costs	(2,853)	(3,445)
Purchases of marketable securities	(32,762)	—
Proceeds from maturities of marketable securities	35,615	—
Other	(5)	14
Net cash used in investing activities	(4,039)	(40,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options and warrants	—	2,274
Treasury stock repurchases and share withholdings on vested awards	(6,355)	(1,718)
Principal payments on finance lease obligations	(509)	(1,014)
Payment of contingent consideration liability up to acquisition-date fair value	(547)	—
Net cash used in financing activities	(7,411)	(458)
Effect of exchange rate changes	(436)	(663)

Net decrease in cash, cash equivalents and restricted cash	(32,364)	(44,526)
Cash, cash equivalents and restricted cash — Beginning	105,765	455,592
Cash, cash equivalents and restricted cash — Ending	$73,401	$411,066

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$73,214	$410,875
Restricted cash, included in other assets	$187	$191
Total cash, cash equivalents, and restricted cash	$73,401	$411,066

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$2,313	$2,393
Cash paid for interest	$3,581	$3,606

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock consideration issued for acquisition of a business	$—	$4,190
Purchases of property and equipment included in accounts payable	$820	$13
Operating lease right-of-use assets obtained in exchange for lease obligations	$1,339	$447
Acquisition consideration payable	$285	$11,483
Stock-based compensation capitalized for software development costs	$284	$77
Unpaid deferred financing costs in accounts payable and accrued expenses	$—	$42

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization, Description of Business and Summary of Significant Accounting Policies
Organization and Description of Business
Outbrain Inc., together with its subsidiaries (“Outbrain,” the “Company,” “we,” “our” or “us”), was incorporated in August 2006 in Delaware. The Company is headquartered in New York, New York with various wholly-owned subsidiaries, including in Israel, Europe and Asia. In connection with the Company’s initial public offering (“IPO”), its common stock began trading on The Nasdaq Stock Market LLC (“Nasdaq”) on July 23, 2021 under the “OB” ticker symbol.
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
Basis of Presentation
The accompanying condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 15, 2023 (“2022 Form 10-K”).
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
Cash and Cash Equivalents and Investments
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash on hand and highly liquid investments in money market funds, U.S. government bonds and commercial paper. Most of our cash deposits are above the $250,000 Federal Deposit Insurance Corporation (“FDIC”) limit and, therefore, not insured.
The Company’s investments in debt securities are classified as available-for-sale and are recorded at fair value. The Company classifies its investments in debt securities as short-term or long-term, based on each security’s maturity date. Unrealized gains and losses on available-for-sale securities are recognized in other comprehensive (loss) income (“OCI”), net of taxes.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restricted Cash
Restricted cash represents security deposits for facility leases and is included in other assets in the accompanying condensed consolidated balance sheets.
Certain Risks and Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, and accounts receivable. The Company’s cash and cash equivalents and restricted cash are generally invested in high-credit quality financial instruments with both banks and financial institutions to reduce the amount of exposure to any single financial institution.
The Company generally does not require collateral to secure accounts receivable. No single marketer accounted for 10% or more of the Company’s total revenue for the three months ended March 31, 2023 or March 31, 2022, or 10% or more of its gross accounts receivable balance as of March 31, 2023 and 2022.
During the three months ended March 31, 2023, none of the Company’s media owners accounted for 10% of its total traffic acquisition costs. During the three months ended March 31, 2022, one media owner accounted for 10% of the Company’s total traffic acquisition costs.
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
Recently Issued Accounting Pronouncements
The Company has considered all new accounting pronouncements and has concluded that based on the current information, there are no new pronouncements that are expected to have a material impact on its results of operations, financial condition, or cash flows.
See Note 1 to the Company’s audited consolidated financial statements for the year ended December 31, 2022 in the Company’s 2022 Form 10-K for a complete disclosure of the Company’s significant accounting policies.
2. Revenue Recognition
The following table presents total revenue based on where the Company’s marketers are physically located:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
USA	$72,216	$85,577
Europe, the Middle East, and Africa (EMEA)	133,754	139,675
Other	25,804	28,964
Total revenue	$231,774	$254,216

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contract Balances. There were no contract assets as of March 31, 2023 or December 31, 2022. Contract liabilities primarily relate to advance payments and consideration received from customers. As of March 31, 2023 and December 31, 2022, the Company’s contract liabilities were recorded as deferred revenue in its condensed consolidated balance sheets.
3. Acquisition
On January 5, 2022, the Company acquired all of the outstanding shares of video intelligence AG (“vi”), a Swiss-based contextual video technology company for digital media owners, for an aggregate purchase price of approximately $54.2 million, which was paid in the form of cash and Outbrain common stock. The equity portion of the purchase price was comprised of 355,786 shares of the Company’s common stock with a fair value of $4.2 million. The first installment of $37.3 million in cash and the equity portion were paid at closing, an additional $10.6 million was paid in the third quarter of 2022, and $1.2 million was paid in the first quarter of 2023. The consideration paid during the first quarter of 2023 included $0.9 million of contingent consideration, $0.5 million of which was recognized on the acquisition date, and $0.4 million recorded as a fair value adjustment in the Company’s consolidated statement of operations for the year ended December 31, 2022, based on the market price of the Company’s stock determined one year from closing. This acquisition expanded the Company’s video product offerings to include in-stream high-quality video content, delivering a better user experience and more value to its advertisers.
This acquisition was accounted for as a business combination under the acquisition method of accounting and the results of operations of vi have been included in the Company’s results of operations since January 5, 2022. The Company incurred transaction costs relating to the vi acquisition of $0.2 million, which were included in general and administrative expenses in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2022.
See Note 2 to the Company’s audited consolidated financial statements for the year ended December 31, 2022 in the Company’s 2022 Form 10-K for additional information relating to purchase price allocation and intangible assets recorded in connection with this transaction.
4. Investments in Marketable Securities
All of the Company’s debt securities are classified as available-for-sale. The Company’s cash equivalents and investments as of March 31, 2023 and December 31, 2022 consisted of the following:

		March 31, 2023
(In thousands)	Fair Value Level	Amortized cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments	Long-term investments
Money market funds	1	$31,566	$—	$—	$31,566	$31,566	$—	$—
U.S. Treasuries	2	23,825	—	(209)	23,616	—	19,759	3,857
U.S. government bonds	2	76,932	3	(620)	76,315	—	60,013	16,302
Commercial paper	2	43,700	—	(98)	43,602	—	43,602	—
U.S. Corporate bonds	2	101,519	49	(621)	100,947	—	55,155	45,792
Total cash equivalents and investments		$277,542	$52	$(1,548)	$276,046	$31,566	$178,529	$65,951

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
___________________________
(1) The amortized cost of debt securities excludes accrued interest of $1.1 million and $1.0 million, respectively, as of March 31, 2023 and December 31, 2022.
The total estimated fair value of debt securities in an unrealized loss position as of March 31, 2023 was $225.8 million, all of which has been in an unrealized loss position for less than twelve months. The aggregate amount of unrealized losses as of March 31, 2023 was $1.5 million. The total estimated fair value of debt securities in an unrealized gain position is $18.7 million. For marketable securities with unrealized loss positions, as of March 31, 2023, the Company did not intend to sell these securities and it was more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of March 31, 2023 and December 31, 2022.
The following table shows the fair value of the Company’s available-for-sale securities by contractual maturity:

March 31, 2023
(In thousands)
Within 1 year	$210,095
After 1 year through 2 years	65,951
Total fair value	$276,046
5. Goodwill and Intangible Assets
The Company’s goodwill balance as of March 31, 2023 and December 31, 2022 was $63.1 million. The Company has not recorded any accumulated impairments of goodwill.
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows:

	March 31, 2023
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	8.0 years	$18,411	$(9,964)	$8,447
Customer relationships	5.0 years	5,915	(5,364)	551
Publisher relationships	8.0 years	18,859	(9,738)	9,121
Trade names	8.8 years	5,303	(1,307)	3,996
Content provider relationships	5.0 years	284	(70)	214
Other	15.8 years	894	(240)	654
Total intangible assets, net		$49,666	$(26,683)	$22,983

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
No impairment charges were recorded for the Company’s intangible assets subject to amortization during the three months ended March 31, 2023 and 2022.
As of March 31, 2023, estimated amortization related to the Company’s identifiable acquisition-related intangible assets in future periods was as follows:

Amount
(In thousands)
Remainder of 2023	$2,600
2024	3,466
2025	3,466
2026	3,466
2027	3,116
Thereafter	6,869
Total	$22,983
6. Balance Sheet Components
Accounts Receivable and Allowance for Credit Losses
Accounts receivable, net of allowance for credit losses consists of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Accounts receivable	$188,934	$186,770
Allowance for credit losses	(7,452)	(5,512)
Accounts receivable, net of allowance for credit losses	$181,482	$181,258
The allowance for credit losses consists of the following activity:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
	(In thousands)
Allowance for credit losses, beginning balance	$5,512	$4,402
Provision for credit losses, net of recoveries	2,794	3,227
Write-offs	(854)	(2,117)
Allowance for credit losses, ending balance	$7,452	$5,512

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Prepaid traffic acquisition costs	$25,702	$23,149
Prepaid taxes	10,507	15,280
Prepaid software licenses	3,675	2,465
Prepaid insurance	1,361	1,503
Other prepaid expenses and other current assets	6,317	4,364
Total prepaid expenses and other current assets	$47,562	$46,761
Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consists of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Computer and equipment	$61,106	$59,536
Capitalized software development costs	70,836	67,685
Software	3,124	3,113
Leasehold improvements	3,001	2,859
Furniture and fixtures	1,168	1,177
Property, equipment, and capitalized software, gross	139,235	134,370
Less: accumulated depreciation and amortization	(98,869)	(94,480)
Total property, equipment and capitalized software, net	$40,366	$39,890
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Accrued traffic acquisition costs	$70,003	$73,396
Accrued agency commissions	14,180	13,451
Accrued tax liabilities	9,974	15,013
Accrued professional fees	5,071	4,915
Operating lease obligations, current	3,113	3,236
Finance lease obligations, current	1,517	1,758
Interest payable	1,333	3,074
Other	9,622	11,249
Total accrued and other current liabilities	$114,813	$126,092
In addition to accrued traffic acquisition costs, accounts payable includes $129.2 million and $136.8 million of traffic acquisition costs as of March 31, 2023 and December 31, 2022, respectively.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. Fair Value Measurements
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
The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	March 31, 2023
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$31,566	$244,480	$—	$276,046
Restricted time deposit (2)	—	187	—	187
Severance pay fund deposits (2)	—	5,066	—	5,066
Foreign currency forward contract (3)	—	610	—	610
Total financial assets	$31,566	$250,343	$—	$281,909
Financial Liabilities:
Foreign currency forward contract (4)	—	1,165	—	1,165
Total financial liabilities	$—	$1,165	$—	$1,165

	December 31, 2022
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$39,198	$245,666	$—	$284,864
Restricted time deposit (2)	—	185	—	185
Severance pay fund deposits (2)	—	5,378	—	5,378
Foreign currency forward contract (3)	—	726	—	726
Total financial assets	$39,198	$251,955	$—	$291,153
Financial Liabilities:
Foreign currency forward contract (4)	—	1,463	—	1,463
Total financial liabilities	$—	$1,463	$—	$1,463
_____________________
(1)Money market securities are valued using Level I of the fair value hierarchy, while the fair values of U.S. Treasuries, government bonds, commercial paper, corporate bonds and municipal bonds are considered Level II and are obtained from independent pricing services, which may use various methods, including quoted prices for identical or similar securities in active and inactive markets. See Note 4 for additional detail of the Company’s fixed income securities by balance sheet location.
(2)Recorded within other assets.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(3)Recorded within prepaid expenses and other current assets.
(4)Recorded within accrued and other current liabilities.
The Company records the fair values of the assets and liabilities relating to its undesignated foreign currency forward contracts on a gross basis in its condensed consolidated balance sheets, as they are not subject to master netting arrangements. There is no cash collateral required to be pledged by the Company or its counterparties. The Company enters into foreign currency forward exchange contracts to manage the effects of fluctuations in foreign currency exchange rates on its net cash flows from non-U.S. dollar denominated operations.
By entering into foreign currency forward contracts, the Company is exposed to a potential credit risk that the counterparty to its contracts will fail to meet its contractual obligations. If a counterparty fails to perform, the Company’s maximum credit risk exposure would be the positive fair value of the foreign currency forward contracts, or any asset balance, which represents the amount the counterparty owes to the Company. In order to mitigate the counterparty risk, the Company performs an evaluation of its counterparty credit worthiness, and its forward contracts have a term of no more than 12 months. The Company had foreign currency forward contracts with Silicon Valley Bank (“SVB”), which was closed by the California regulators on March 10, 2023. On March 12, 2023, the Department of the Treasury, Federal Reserve and the FDIC approved actions enabling the FDIC to complete its resolution of SVB in a manner that fully protects all depositors and converted SVB to Silicon Valley Bridge Bank, N.A. On March 27, 2023, First-Citizens Bank & Trust Company (“First Citizens Bank”) entered into an agreement with the FDIC to acquire the Silicon Valley Bridge Bank, N.A and the Company’s existing foreign currency forward contracts were assumed by the First Citizens Bank. Therefore, the Company does not anticipate any nonperformance under its foreign currency forward contracts. During the three months ended March 31, 2023 and 2022, the Company recognized net losses of $0.1 million and $0.7 million, respectively, within interest income and other income (expense), net in its condensed consolidated statements of operations, related to mark-to-market adjustments on its undesignated foreign currency forward contracts.
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

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Convertible Notes	$236,000	$180,446	$236,000	$180,752
See Note 15 for information regarding partial redemption of the Convertible Notes in April 2023.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. Leases
The Company leases certain equipment and computers under finance lease arrangements, as well as office facilities and managed data center facilities under non-cancelable operating lease arrangements for its U.S. and international locations that expire on various dates through 2032.
The following table summarizes assets and liabilities related to the Company’s operating and finance leases:

	Condensed Consolidated Balance Sheets Location	March 31, 2023	December 31, 2022
		(In thousands)
Lease assets:
Operating leases	Operating lease right-of-use assets, net	$11,381	$11,065
Finance leases	Property, equipment and capitalized software, net	1,394	1,858
Total lease assets		$12,775	$12,923

Lease liabilities:
Current liabilities:
Operating leases	Accrued and other current liabilities	$3,113	$3,236
Finance leases	Accrued and other current liabilities	1,517	1,758
Non-current liabilities:
Operating leases	Operating lease liabilities, non-current	8,890	8,445
Finance leases	Other liabilities	6	254
Total lease liabilities		$13,526	$13,693
The following table presents the components of the Company’s total lease expense:

		Three Months Ended March 31,
	Condensed Consolidated Statements of Operations Location	2023	2022
		(In thousands)
Operating lease cost
Fixed lease costs	Cost of revenue and operating expenses	$1,146	$1,168
Variable lease costs	Operating Expenses	32	30
Short-term lease costs	Cost of revenue and operating expenses	139	140
Finance lease cost:
Depreciation	Cost of revenue	464	943
Interest	Interest expense	34	88
Total lease cost		$1,815	$2,369
9. Long-Term Debt
Convertible Notes
On July 27, 2021, in connection with the closing of the Company’s IPO and pursuant to the terms of the Note Purchase Agreement, the Company exchanged $200 million aggregate principal amount of the Notes due July 1, 2026 for $236.0 million aggregate principal amount of Convertible Notes, pursuant to an indenture, dated as of July 27, 2021 (the “Indenture”), between the Company and The Bank of New York Mellon, as trustee. The Convertible Notes will mature on July 27, 2026, unless earlier converted, redeemed, or repurchased.
Interest on the Convertible Notes is payable semi-annually in arrears on January 27 and July 27 of each year, beginning on January 27, 2022, at a rate of 2.95% per year. The initial conversion rate for the Convertible Notes is 40 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of $25 per share of the Company’s common stock), subject to adjustment.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
See Note 15 for information regarding partial redemption of the Convertible Notes in April 2023.
Revolving Credit Facility
On November 2, 2021, the Company entered into the Second Amended and Restated Loan and Security Agreement with SVB (the “2021 Revolving Credit Facility”), which provides, subject to borrowing availability and certain other conditions, for revolving loans in an aggregate principal amount of up to $75.0 million (the “Facility”), with a $15.0 million sub-facility for letters of credit. The Company’s borrowing availability under the Facility is calculated by reference to a borrowing base which is determined by specified percentages of eligible accounts receivable. The Facility will terminate on the earlier of (i) November 2, 2026 or (ii) 120 days prior to the maturity date of the Company’s 2.95% Convertible Senior Notes due 2026, unless the Convertible Notes have been converted to common equity securities of the Company.
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
The 2021 Revolving Credit Facility contains representations and warranties, including, without limitation, with respect to collateral; accounts receivable; financials; litigation, indictment and compliance with laws; disclosure and no material adverse effect, each of which is a condition to funding. Additionally, the 2021 Revolving Credit Facility includes events of default and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, without limitation, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, restricted payments, and prepayment of the Convertible Notes and of junior indebtedness. The 2021 Revolving Credit Facility contains a financial covenant that requires, in the event that credit extensions under the Facility equal or exceed 85% of the available commitments under the Facility or upon the occurrence of an event of default, the Company to maintain a minimum consolidated monthly fixed charge coverage ratio of 1.00. The obligations of the Company, and the other subsidiary co-borrowers under the 2021 Revolving Credit Facility are secured by a first-priority lien on substantially all the assets of the Company and such other subsidiary co-borrowers.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As previously discussed in Note 7, On March 27, 2023, First Citizens Bank entered into an agreement with FDIC to acquire the Silicon Valley Bridge Bank, N.A, assuming all customer deposits and certain other liabilities of Silicon Valley Bridge Bank, N.A. As a result, the Company’s 2021 Revolving Credit Facility remained in effect with First Citizens Bank. The Company was in compliance with all of the related financial covenants as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, the Company had no borrowings outstanding under the 2021 Revolving Credit Facility and its available borrowing capacity was $64.8 million and $70.7 million, respectively, based on the defined borrowing formula. Other assets in the Company’s condensed consolidated balance sheets as each of March 31, 2023 and December 31, 2022 included deferred financing costs of $0.4 million, which are being amortized over the term of the 2021 Revolving Credit Facility.
10. Income Taxes
The Company’s interim (benefit) provision from income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income, and adjusted for the tax effects of any discrete items. The Company’s effective tax rates for the three months ended March 31, 2023 and 2022 were 23.4% and 34.3%, respectively. The Company’s effective tax rate for the three months ended March 31, 2023 was higher than the United States federal statutory tax rate of 21%, primarily due to certain non-deductible stock-based compensation expenses partially offset by a deduction related to foreign-derived intangible income. The Company’s effective tax rate for the three months ended March 31, 2022 was higher than the United States federal statutory tax rate of 21%, primarily due to the inclusion of foreign subsidiaries’ income in the U.S., as well as due to certain non-deductible stock-based compensation expenses.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which among other things implements a 15% minimum tax on adjusted financial statement income of certain large corporations and a 1% excise tax on net stock repurchases. Based on the Company’s current level of income and share repurchase program, this legislation is not expected to have a material impact on its consolidated financial statements.
In addition, a provision enacted as part of the 2017 Tax Cuts & Jobs Act requires companies to capitalize certain research and experimental expenditures for tax purposes in tax years beginning after December 31, 2021. As a result, the Company expects to utilize a substantial portion of its federal net operating loss carryforwards in 2023.
11. Commitments and Contingencies
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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Stockholders’ Equity
Share Repurchases
On December 14, 2022, the Company’s Board of Directors (the “Board”) approved a new share repurchase program, authorizing the Company to repurchase up to $30 million of its common stock, par value $0.001 per share, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase program may be commenced, suspended, or terminated at any time by the Company at its discretion without prior notice. During the three months ended March 31, 2023, the Company repurchased 1,313,073 shares with a fair value of $6.1 million, including commissions, under its share repurchase program. As of March 31, 2023, the remaining availability under the Company’s $30 million share repurchase program was $23.9 million.
In addition, the Company may periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of the Company’s equity incentive plans and the underlying award agreements. During the three months ended March 31, 2023 and 2022, the Company withheld 48,202 shares and 117,637 shares, respectively, with a fair value of $0.2 million and $1.7 million, respectively, to satisfy the minimum employee tax withholding obligations.
Accumulated Other Comprehensive Loss
The following table details the changes in accumulated other compressive (loss) income (“AOCI”), net of tax:

	Foreign currency translation loss	Unrealized (losses) gains on investments in marketable securities	Total accumulated other comprehensive loss
Balance–December 31, 2022	$(8,344)	$(1,569)	$(9,913)
Other comprehensive (loss) income, net of tax	(1,220)	420	(800)
Balance–March 31, 2023	$(9,564)	$(1,149)	$(10,713)
There were no amounts reclassified from AOCI to earnings during any of the periods presented.
13. Stock-based Compensation
Equity Incentive Plans
In July 2021, the Board and the Company’s stockholders approved the 2021 Long-Term Incentive Plan (the “2021 LTIP”), which may be used to grant, among other award types, stock options and restricted stock units (“RSUs”). The number of shares of common stock reserved for future issuance under the 2021 Plan will also be increased pursuant to provisions for annual automatic evergreen increases. The Company’s previous awards issued under its 2007 Omnibus Securities and Incentive Plan, as amended and restated on January 21, 2009 (“2007 Plan”), remain subject to the 2007 Plan. As of March 31, 2023, approximately 8,595,000 and 453,000 shares were available for grant under the 2021 LTIP and the 2007 Plan, respectively. The Company generally issues new shares for stock option exercises and vesting of restricted stock units.
The Company recognizes stock-based compensation expense for stock-based awards, including stock options, RSUs and stock appreciation rights (“SARs”), based on the estimated fair value of the awards. The Company estimates the fair value of its stock option awards on the grant date using the Black-Scholes option pricing model. The fair value of RSUs is the fair value of the Company’s common stock on the date of grant. The Company accounts for forfeitures as they occur.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Research and development	$502	$537
Sales and marketing	1,026	1,173
General and administrative	1,083	1,023
Total stock-based compensation	$2,611	$2,733
As of March 31, 2023, the Company’s remaining unrecognized stock-based compensation expense was $1.8 million for unvested stock options and $22.1 million for unvested RSUs.
There were no stock options granted during the three months ended March 31, 2023. The following table summarizes stock option activity for the period presented:

	Stock Options
	Number of Shares	Weighted-Average Exercise Price
Outstanding — December 31, 2022	2,681,436	$9.08
Forfeited/expired	(70,359)	$9.97
Outstanding — March 31, 2023	2,611,077	$9.06
Exercisable — March 31, 2023	2,227,379	$8.71
As of March 31, 2023 and December 31, 2022, 3,390 SARs were outstanding, which are accounted for as liability awards.
The following table summarizes RSU activity for the three months ended March 31, 2023:

	RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding—December 31, 2022	2,785,510	$9.87
Granted	60,642	$4.77
Vested	(281,469)	$10.66
Forfeited	(129,161)	$8.72
Outstanding—March 31, 2023	2,435,522	$9.71
Stock-Based Awards Granted Outside of Equity Incentive Plans
Warrants
The Company issued equity classified warrants to purchase shares of common stock to certain third-party advisors, consultants, and financial institutions, which expire between 2024 and 2026. As of March 31, 2023 and December 31, 2022, 188,235 warrants were outstanding with a weighted average exercise price of $7.57.
Employee Stock Purchase Plan
In July 2021, the Board and the Company’s stockholders approved a new 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the closing of the Company’s IPO. A total of approximately 2,352,000 shares of the Company’s common stock have been reserved for issuance under the ESPP, which is subject to annual automatic evergreen increases. As of March 31, 2023, no shares have been purchased under the ESPP as it is not yet active.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
14. Net Loss Per Common Share
The following table presents the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Numerator:
Net loss	$(5,605)	$(1,890)

Denominator:
Weighted-average shares - basic and diluted	51,435,289	57,237,012

Net loss per share:
Basic	$(0.11)	$(0.03)
Diluted	$(0.11)	$(0.03)
The following weighted-average shares have been excluded from the calculation of diluted net loss per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Convertible debt	9,440,000	9,440,000
Options to purchase common stock	2,611,077	3,251,289
Warrants	188,235	188,235
Restricted stock units	2,435,522	1,778,305
Total shares excluded from diluted net loss per share	14,674,834	14,657,829
15. Subsequent Events
On April 14, 2023, the Company repurchased $118.0 million aggregate principal amount of the Convertible Notes out of the initially issued principal balance of $236.0 million via a privately negotiated repurchase agreement with Baupost Group Securities, L.L.C., the sole holder of the Convertible Notes, for approximately $96.2 million in cash, including accrued interest, representing a discount of approximately 19% to the principal amount of the repurchased notes. As a result, the Company will record a pre-tax gain of approximately $22.6 million in its condensed consolidated statement of operations for the second quarter of 2023. In addition, the Company redeemed $80.3 million of its available-for-sale marketable securities to finance this transaction and realized a loss of $0.6 million, which will be recorded in its condensed consolidated statement of operations for the second quarter of 2023. Following the closing of the repurchase, the repurchased notes were cancelled by the Trustee, and $118.0 million principal amount of the Convertible Notes out of the initially issued principal balance of $236.0 million, remains outstanding and continues to be subject to the terms of the indenture dated as of July 27, 2021, pursuant to which they were issued.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2023 (“2022 Form 10-K”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations, and involve risks and uncertainties. Factors that could cause or contribute to these differences include those incorporated by reference in Part II, Item 1A "Risk Factors" in this Report as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed below and elsewhere in this Report, including under the caption “Note About Forward-Looking Statements.”
The purpose of this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide the readers of our financial statements with narrative information from our management, which is necessary to understand our business, financial condition, and results of operations. The MD&A should be read in conjunction with our condensed consolidated financial statements and notes thereto. In addition to the condensed consolidated financial statements prepared in accordance with the generally accepted accounting principles in the United States ("GAAP"), we use certain non-GAAP financial measures throughout this discussion to provide investors with supplemental metrics used by our management for financial and operational decision making. These measures are supplemental and are not an alternative to our financial statements prepared in accordance with U.S. GAAP. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most comparable GAAP financial measures.
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
Media Partners. We are committed to the long-term success of our media partners. Consistent with this philosophy, we focus on establishing a true win-win partnership. We strive to develop trusted, transparent, multi-year contracts with media partners, which are typically exclusive with us. Our media partners include both traditional publishers and companies in new and rapidly evolving categories, such as mobile device manufacturers and web browsers.
Advertisers. We offer a unique advertising solution across the entire purchase funnel, serving tens of thousands of brands - from small businesses to large, Fortune 500 enterprise brands and the agencies that support them. Outbrain’s value proposition to advertisers is to deliver measurable engagement that drives business outcomes - not limited to impressions, views, and reach.

Through our direct, usually exclusive code on page integrations with media partners, we have become one of the largest online advertising platforms on the open web. In 2022, we provided personalized ads to over a billion monthly unique users, delivering on average nearly 12 billion recommendations to content, services, and products per day, with over 30,000 advertisers directly using our platform.
The following is a summary of our performance for the periods presented:
•Our revenue was $231.8 million in the three months ended March 31, 2023, compared to $254.2 million in three months ended March 31, 2022. Revenue for the three months ended March 31, 2023 included net unfavorable foreign currency effects of approximately $5.8 million, and decreased $16.6 million, or 6.5% on a constant currency basis.
•Our gross profit was $41.2 million and our gross margin was 17.8% in for the three months ended March 31, 2023, compared to gross profit of $53.9 million and gross margin of 21.2% for the comparable period in 2022.
•Our Ex-TAC Gross Profit (1) was $52.2 million in the three months ended March 31, 2023, compared to $63.5 million in the three months ended March 31, 2022.
•Our net loss was $5.6 million, or (13.6)% of gross profit in the three months ended March 31, 2023, compared to net loss of $1.9 million, or (3.5)% of gross profit for the comparable period in 2022.
•Our Adjusted EBITDA(1) was $0.7 million for the three months ended March 31, 2023, compared to $11.6 million for the three months ended March 31, 2022. Adjusted EBITDA(1) was 1.3% and 18.3% of Ex-TAC Gross Profit(1) in three months ended March 31, 2023, and 2022, respectively.
______________________
(1)Ex-TAC Gross Profit and Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for definitions and limitations of these measures, and reconciliations to the comparable GAAP financial measures.
Recent Developments
Partial Repurchase of Convertible Senior Notes
On April 14, 2023, we repurchased $118.0 million aggregate principal amount of our 2.95% Convertible Senior Notes due 2026 (“Convertible Notes”) out of the initially issued principal balance of $236.0 million via a privately negotiated repurchase agreement with Baupost Group Securities, L.L.C., the sole holder of the Convertible Notes, for approximately $96.2 million in cash, including accrued interest, representing a discount of approximately 19% to the principal amount of the repurchased notes. As a result, we will record a pre-tax gain of approximately $22.6 million in our condensed consolidated statement of operations for the second quarter of 2023. In addition, we redeemed $80.3 million of our available-for-sale marketable securities to finance this transaction and realized a loss of $0.6 million, which will be recorded in our condensed consolidated statement of operations for the second quarter of 2023. Following the closing of the repurchase, the repurchased notes were cancelled by the Trustee, and $118.0 million principal amount of the Convertible Notes out of the initially issued principal balance of $236.0 million, remain outstanding and continue to be subject to the terms of the indenture dated as of July 27, 2021, pursuant to which they were issued.
Impacts of SVB Closure
On March 10, 2023, we learned that Silicon Valley Bank (“SVB”) was closed by the California regulators and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. On March 12, 2023, the Department of the Treasury, Federal Reserve and FDIC approved actions enabling the FDIC to complete its resolution of SVB in a manner that fully protects all depositors and converted SVB to Silicon Valley Bridge Bank, N.A. As a result, we regained full access to the funds held by SVB. On March 27, 2023, First-Citizens Bank & Trust Company (“First Citizens Bank”) entered into an agreement with FDIC to acquire Silicon Valley Bridge Bank, N.A., assuming all customer deposits and certain other liabilities of Silicon Valley Bridge Bank, N.A. While we have established an alternate operating account to which our customers can remit payments, our preexisting SVB accounts, now with First Citizens Bank, remain fully operational. In addition, our 2021 Revolving Credit Facility and our existing foreign currency forward contracts have remained in effect.
As a result of the closure of SVB, our cash flow from operations for the first quarter of 2023 was negatively impacted by the delays in timing of collecting payments from our customers through our operating accounts maintained at SVB. Although we have resumed normal course collections, our second quarter may be impacted as we resolve the March 2023 delays. While this event has and will impact the timing of our cash collections during the first half of 2023, we expect it to have limited to no impact for the full year.

Macroeconomic Environment
General worldwide economic conditions have recently experienced significant instability, as well as volatility and disruption in the financial markets, resulting from factors such as the effects of the Russia-Ukraine conflict, the COVID-19 pandemic, and general economic uncertainty. The current macroeconomic environment, with variables such as inflation, increased interest rates, bank disruptions, recessionary concerns, currency exchange rate fluctuations, global supply chain disruptions, and labor market volatility, has negatively impacted our advertisers. Accordingly, these conditions have adversely impacted our business and could, if they continue or worsen, adversely impact us in the future, including if our advertisers were to reduce or further reduce their advertising spending as a result of any of these factors. We continue to monitor our operations, and the operations of those in our ecosystem (including media partners, advertisers, and agencies). These conditions make it difficult for us, our media partners, advertisers, and agencies to accurately forecast and plan future business activities and could cause a further reduction or delay in overall advertising demand and spending, which would negatively impact our business, financial condition, and results of operations.
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
Our relationships with media partners are typically long-term, exclusive, and strategic in nature. Our top 20 media partners, based on our 2022 revenue, have been using our platform for an average of over seven years, despite their typical contract length being two to four years. Net revenue retention is an important indicator of media partner satisfaction, the value of our platform, as well as our ability to grow revenue from existing relationships.
We calculate media partner net revenue retention at the end of each quarter by starting with revenue generated on media partners’ properties during the same period in the prior year, “Prior Period Retention Revenue.” We then calculate the revenue generated on these same media partners’ properties in the current period, “Current Period Retention Revenue.” Current Period Retention Revenue reflects any expansions within the media partner relationships, such as any additional placements or properties on which we extend our recommendations, as well as contraction or attrition. Our media partner net revenue retention in a quarter equals the Current Period Retention Revenue divided by the Prior Period Retention Revenue. To calculate media partner net revenue retention for year-to-date and annual periods, we sum the quarterly Current Period Retention Revenue and divide it by the sum of the quarterly Prior Period Retention Revenue. These amounts exclude certain revenue adjustments and revenue recognized on a net basis. Our media partner net revenue retention was 80% for the three months ended March 31, 2023.
Our growth also depends on our ability to secure partnerships with new media partners. New media partners are defined as those relationships in which revenue was not generated in the prior period, except for limited instances where residual revenue was generated on a media partner’s properties. In such instances, the residual revenue would be excluded from net revenue retention above. Revenue generated on new media partners’ properties contributed approximately 11% to revenue growth for the three months ended March 31, 2023.
User Engagement with Relevant Media and Advertising Content
We believe that engagement is a key pillar of the overall value that our platform provides to users, media partners and advertisers. Our algorithms enable effective engagement of users by facilitating the discovery of content, products, and services that they find most interesting, as well as connecting them to personalized ads that are relevant to them. We believe that the user experience has a profound impact on long-term user behavior patterns and thus “compounds” over time improving our long-term monetization prospects. This principle guides our behavior, and, as a result, we do not focus on the price of ads, nor on maximizing such prices, as may be the case with some of our competitors. Given this view, we do not focus on cost-per-click or cost-per-impression as key performance indicators for the business. Consequently, we have a differentiated approach to monetization as we optimize our algorithms for the overall user experience rather than just for the price of each individual user engagement.

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
Advertiser Retention and Growth
We focus on serving ads that are most likely to deliver engagement, rather than on the price of the ads, which we believe leads to better return on ad spend (“ROAS”) for advertisers. Our growth is partially driven by retaining and expanding the amount of spend by advertisers on our platform, as well as by acquiring new advertisers. Improving our platform with functionality and features that increase engagement and ROAS increases the attractiveness of our platform to existing and new advertisers, while also growing our share of their advertising budgets. We continuously invest in enhancing our technological capabilities to deliver better ROAS and transparency on ad spend, and market these attributes to grow our advertiser base and share of wallet.
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
Expansion Into New Environments, New Content Experiences and New Ad Formats
The accelerating pace of technological innovation and adoption, combined with continuously evolving user behavior and content consumption habits, presents multiple opportunities for growth. The emergence of new devices, platforms and environments in which users spend time consuming content is one area of expansion for us. Similarly, the formats in which content can or will be consumed continue to evolve, as do user-friendly and impactful ad formats that can be delivered in or alongside that content. Fundamentally, we plan to continue making our platform available for media partners on all types of devices and platforms, and all formats of media that carry their content.
Examples of new environments in which content consumption is expected to grow include connected TVs (“CTV”), screens for autonomous vehicles and public transport, pre-installed applications on new smartphones, smartphone native content feeds, push notifications and email newsletters. We are developing solutions that allow media partners, service providers and manufacturers to provide better curated, personalized and more engaging content feeds and recommendations in these environments. Through our acquisition of vi in the first quarter of 2022, we expanded our video product offerings to new formats and environments, including pre-roll high-impact video formats, delivering a better user experience and more value to our advertisers. We plan to continue to evaluate strategic acquisition or investment opportunities as part of our growth strategy in the future.
The development and deployment of new ad formats allow us to better serve users, media partners and, ultimately, advertisers who seek to target and engage users at scale; this continues to open and grow new types of advertiser demand, while ensuring relevance as the environments in which we operate diversify.
Investment in Our Technology and Infrastructure
Innovation is a core tenet of our Company and our industry. We plan to continue our investments in our people and our technology in order to retain and enhance our competitive position. For example, improvements to our algorithms help us deliver more relevant ads, driving higher user engagement, thereby improving ROAS for advertisers and increasing monetization for our media partners. Our Smartlogic product dynamically adjusts both the arrangement and the formats of content delivered to a user, depending on the user’s preferences and our media partner’s key performance indicators (“KPIs”), designed to provide a more personalized and engaging feed experience. We continue to invest in media partner and advertiser focused tools, technology, and products as well as privacy-centric solutions, with the launch of Keystone by Outbrain, which enables a more holistic management of overall revenue for media owners increasingly focused on revenue diversification.

We believe that our proprietary micro-services, API-based cloud infrastructure provides us with a strategic competitive advantage, as we are able to deploy code an average of 300 times per day and grow in a scalable and highly cost-effective manner. As we develop and deploy solutions for enhanced integration of our technologies in new environments, with new content and ad formats, we anticipate activity through our platform to grow. We anticipate that the investment in our technology, infrastructure and solutions will contribute to our long-term growth.
Industry Dynamics
Our business depends on the overall demand for digital advertising, on the continuous success of our current and prospective media partners, and on general market conditions. Digital advertising is a rapidly evolving and growing industry, with growth that has outpaced the growth of the broader advertising industry. Content consumption continues to shift online, requiring media owners to adapt in order to successfully attract, engage and monetize their users. Given the large and growing volume of content being generated online, content curation tools are increasingly becoming a necessity for users and media owners alike. Advertisers increasingly rely on digital advertising platforms that deliver highly targeted ads and measurable performance. Regulators across most developed markets are increasingly focused on enacting and enforcing user privacy rules as well as tighter oversight of the major “walled garden” platforms. Industry participants have recently been, and likely will continue to be, impacted by changes implemented by platform leaders, such as Apple’s change to its Identifier for Advertisers policy and Google’s evolving roadmap pertaining to the use of cookies within its Chrome web browser. See Item 1A, “Risk Factors” in our 2022 Form 10-K for additional information regarding changing industry dynamics with respect to industry participants and the regulatory environment. Given our focus on innovation, the depth and length of our media partner relationships and our scale, we believe that we are well positioned in the long-term to address and potentially benefit from many of these industry dynamics. Additionally, we believe that our strength in delivering engagement and clear outcomes for advertisers aligns well with the ongoing market shift towards increased accountability and expectations of ROAS from digital advertising spend generally.
Seasonality
The global advertising industry experiences seasonal trends that affect most participants in the digital advertising ecosystem. Our revenue generally fluctuates from quarter to quarter as a result of a variety of factors, including seasonality, as many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing, as well as the timing of advertising budget cycles. Historically, the fourth quarter of the year has reflected the highest levels of advertiser spending, and the first quarter generally has reflected the lowest level of advertiser spending. In addition, expenditures by advertisers tend to be cyclical and discretionary in nature, reflecting changes in brand advertising strategy, budgeting constraints, and buying patterns and a variety of other factors, many of which are outside of our control. The quarterly rate of increase in our traffic acquisition costs is generally commensurate with the quarterly rate of increase in our revenue. However, traffic acquisition costs have, at times, grown at a faster or slower rate than revenue, primarily due to the mix of the revenue generated or contracted terms with media partners. We generally expect these seasonal trends to continue, though historical seasonality may not be predictive of future results given the potential for changes in advertising buying patterns and macroeconomic conditions. These trends will affect our operating results and we expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.
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
Sales and Marketing.  Sales and marketing expenses consist primarily of personnel and the related overhead costs for personnel engaged in marketing, advertising, client services, and promotional activities. These expenses also include advertising and promotional spend on media, conferences, and other events to market our services, and facilities costs.
General and Administrative.  General and administrative expenses consist primarily of personnel and the related overhead costs, professional fees, facilities costs, insurance, and certain taxes other than income taxes. General and administrative personnel costs include, among others, our executive, finance, human resources, information technology and legal functions. Our professional service fees consist primarily of accounting, audit, tax, legal, information technology and other consulting costs, including our implementation of and compliance with the Sarbanes-Oxley Act requirements.
Other Income (Expense), Net
Other income (expense), net is comprised of interest income, interest expense and other income (expense), net.
Interest Expense.  Interest expense consists of interest expense on the Convertible Notes, our revolving credit facility and capital leases. Interest expense may increase if we incur any borrowings under our revolving credit facility or if we enter into new debt facilities or capital leasing arrangements.
Interest Income and Other (Expense) Income, net. Interest income and other (expense) income, net primarily consists of interest earned on our cash, cash equivalents and investments in marketable securities, discount amortization on our investments in marketable securities, and foreign currency exchange gains and losses. Foreign currency exchange gains and losses, both realized and unrealized, relate to transactions and monetary asset and liability balances denominated in currencies other than the functional currencies, including mark-to-market adjustments on undesignated foreign exchange forward contracts. Foreign currency gains and losses may continue to fluctuate in the future due to changes in foreign currency exchange rates.
Benefit from Income Taxes
Benefit from income taxes consists of federal and state income taxes in the United States (“U.S.”) and income taxes in certain foreign jurisdictions, as well as deferred income taxes and changes in valuation allowance, reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
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

Results of Operations
We have one operating segment, which is also our reportable segment. The following tables set forth our results of operations for the periods presented:

	Three months ended March 31,
	2023	2022
	(In thousands)
Condensed Consolidated Statements of Operations:
Revenue	$231,774	$254,216
Cost of revenue:
Traffic acquisition costs	179,576	190,696
Other cost of revenue	11,043	9,589
Total cost of revenue	190,619	200,285
Gross profit	41,155	53,931
Operating expenses:
Research and development	9,311	10,428
Sales and marketing	25,748	27,395
General and administrative	15,406	16,034
Total operating expenses	50,465	53,857
(Loss) income from operations	(9,310)	74
Other income (expense), net:
Interest expense	(1,867)	(1,871)
Interest income and other (expense) income, net	3,860	(1,081)
Total other income (expense), net	1,993	(2,952)
Loss before benefit from income taxes	(7,317)	(2,878)
Benefit from income taxes	(1,712)	(988)
Net loss	$(5,605)	$(1,890)
Other Financial Data:
Research and development as % of revenue	4.0%	4.1%
Sales and marketing as % of revenue	11.1%	10.8%
General and administrative as % of revenue	6.6%	6.3%

Ex-TAC Gross Profit	$52,198	$63,520
Adjusted EBITDA	$695	$11,608
______________________
(1)Ex-TAC Gross Profit and Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most comparable GAAP financial measures.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Revenue
Revenue decreased $22.4 million, or 8.8%, to $231.8 million for the three months ended March 31, 2023 from $254.2 million for the three months ended March 31, 2022. Revenue for the three months ended March 31, 2023 included net unfavorable foreign currency effects of approximately $5.8 million, and decreased $16.6 million, or 6.5%, on a constant currency basis, compared to the prior year period. Our reported revenue decreased approximately $51.6 million due to net revenue retention of 80% on existing media partners, as we have experienced lower yields mainly due to weaker demand on our platform, reflecting the current macroeconomic conditions and the related impact on advertising spend, as well as due to unfavorable foreign currency effects. This decrease was partially offset by growth of approximately 11%, or $28.5 million, from new media partners.

See "Non-GAAP Reconciliations" for information regarding the constant currency measures provided in this discussion and below to supplement our reported results.
Cost of Revenue and Gross Profit
Traffic acquisition costs decreased $11.1 million, or 5.8%, to $179.6 million for the three months ended March 31, 2023, compared to $190.7 million in the prior year period. Traffic acquisition costs included net favorable foreign currency effects of approximately $5.4 million, and decreased $5.7 million, or 3.0%, on a constant currency basis, compared to the prior year period. The decrease in traffic acquisition costs was lower than the decrease in our revenue due to an unfavorable revenue mix and lower performance from certain deals. As a percentage of revenue, traffic acquisition costs increased to 77.5% for the three months ended March 31, 2023, from 75.0% for the three months ended March 31, 2022.
Other cost of revenue increased $1.4 million, or 15.2%, to $11.0 million for the three months ended March 31, 2023, compared to $9.6 million in the prior year period, primarily due to higher hosting fees due to continued platform improvements, including increased data processing capacity, increased internal use software amortization expense and higher network security related costs, offset in part by lower depreciation expense on server equipment. As a percentage of revenue, other cost of revenue increased 100 basis points to 4.8% for the three months ended March 31, 2023 from 3.8% for the three months ended March 31, 2022.
Gross profit decreased $12.7 million, or 23.7%, to $41.2 million for the three months ended March 31, 2023, compared to $53.9 million for the three months ended March 31, 2022, which was attributable to the decrease in revenue exceeding the decrease in the cost of revenue, as previously described. Gross profit for the three months ended March 31, 2023 included net unfavorable foreign currency effects of approximately $0.4 million, and decreased $12.3 million, or 23.0%, on a constant currency basis, compared to the prior year period.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit decreased $11.3 million, or 17.8%, to $52.2 million for the three months ended March 31, 2023, from $63.5 million for the three months ended March 31, 2022. Ex-TAC Gross Profit for the three months ended March 31, 2023 included net unfavorable foreign currency effects of approximately $0.4 million, and decreased $10.9 million, or 17.2%, on a constant currency basis, compared to the prior year period. The decrease in Ex-TAC Gross Profit was primarily driven by lower revenue, as well as unfavorable revenue mix and lower performance from certain deals. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses decreased $3.4 million, or 6.3%, to $50.5 million for the three months ended March 31, 2023, from $53.9 million for the three months ended March 31, 2022. Operating expenses for the three months ended March 31, 2023 included net favorable foreign currency effects of approximately $3.2 million, and decreased $0.2 million, or 0.3%, on a constant currency basis, compared to the prior year period. The reported decrease in operating expenses was primarily attributable to lower personnel-related costs of $3.7 million, mainly driven by lower headcount due to our cost reduction initiatives, and lower professional costs of $1.9 million, largely attributable to a $1.1 million decrease in regulatory matter costs. These decreases were partially offset by an increase in the provision for credit losses of $2.9 million during the three months ended March 31, 2023, due to a net benefit in the prior period and the impact of unfavorable timing of collections, which we expect to largely reverse in subsequent quarters.
The components of operating expenses are discussed below:
•Research and development expenses — decreased $1.1 million, primarily due to lower personnel-related costs.
•Sales and marketing expenses — decreased $1.7 million, primarily due to lower personnel-related costs of $2.2 million and lower marketing costs, partially offset by $0.8 million of severance and related costs recorded during the three months ended March 31, 2023.
•General and administrative expenses — decreased $0.6 million, primarily driven by lower professional fees of $1.8 million (including a year-over-year decrease in regulatory matter costs of $1.1 million), lower personnel related costs of $0.9 million, and a decrease in other corporate expenses of $0.8 million. These decreases were partially offset an increase in the provision for credit losses of $2.9 million, as discussed above.

Operating expenses as a percentage of revenue increased 60 basis points to 21.8% for the three months ended March 31, 2023 from 21.2% for the three months ended March 31, 2022, reflecting a lower rate of decrease in total operating expenses than in revenues.
Total Other Income (Expense), Net
Total other income (expense), net, increased $5.0 million to income of $2.0 million for the three months ended March 31, 2023, compared to an expense of $3.0 million for the three months ended March 31, 2022, primarily due to $2.4 million of income recorded during the three months ended March 31, 2023 in connection with our investment program initiated in July 2022. In addition, net foreign currency gains increased $2.2 million, relating to transactions denominated in currencies other than functional currencies.
Benefit from Income Taxes
Benefit from income taxes was $1.7 million for the three months ended March 31, 2023, compared to $1.0 million for the three months ended March 31, 2022, primarily due to a greater pre-tax loss for the three months ended March 31, 2023. Our effective tax rate declined to 23.4% in the three months ended March 31, 2023, compared to 34.3% in three months ended March 31, 2022, primarily attributable to a deduction related to foreign-derived intangible income during the three months ended March 31, 2023.
A provision enacted as part of the 2017 Tax Cuts & Jobs Act requires companies to capitalize certain research and experimental expenditures for tax purposes in tax years beginning after December 31, 2021. As a result, we expect to utilize a substantial portion of our federal net operating loss carryforwards in 2023, which will result in higher cash taxes and a lower effective tax rate due to a deduction related to foreign-derived intangible income.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which among other things implements a 15% minimum tax on adjusted financial statement income of certain large corporations and a 1% excise tax on net stock repurchases. Based on our current level of income and share repurchase program, this legislation is not expected to have a material impact on our consolidated financial statements.
Our future effective tax rate may be affected by the geographic mix of earnings in countries with different statutory rates. Additionally, our future effective tax rate may be affected by our ongoing assessment of the need for a valuation allowance on our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, tax planning initiatives, as well as certain discrete items.
Net Loss
As a result of the foregoing, we recorded net loss of $5.6 million for the three months ended March 31, 2023, as compared to net loss of $1.9 million for the three months ended March 31, 2022.
Adjusted EBITDA
Our Adjusted EBITDA decreased $10.9 million to $0.7 million for the three months ended March 31, 2023 from $11.6 million for the three months ended March 31, 2022, due to lower Ex-TAC Gross Profit and higher other costs of revenue, partially offset by lower operating expenses, as previously described. Our Adjusted EBITDA for the three months ended March 31, 2023 included net favorable foreign currency effects of approximately $2.6 million. See “Non-GAAP Reconciliations” for the related definitions of Adjusted EBITDA and reconciliations to our net income.

Non-GAAP Reconciliations
Because we are a global company, the comparability of our operating results is affected by foreign exchange fluctuations. We calculate certain constant currency measures and foreign currency impacts by translating the current year’s reported amounts into comparable amounts using the prior year’s exchange rates. All constant currency financial information being presented is non-GAAP and should be used as a supplement to our reported operating results. We believe that this information is helpful to our management and investors to assess our operating performance on a comparable basis. However, these measures are not intended to replace amounts presented in accordance with U.S. GAAP and may be different from similar measures calculated by other companies.
We present Ex-TAC Gross Profit, Adjusted EBITDA, Adjusted EBITDA as a percentage of Ex-TAC Gross Profit, and Free Cash Flow because they are key profitability measures used by our management and the Board to understand and evaluate our operating performance and trends, develop short-term and long-term operational plans, and make strategic decisions regarding the allocation of capital. Accordingly, we believe that these measures provide information to investors and the market in understanding and evaluating our operating results in the same manner as our management and the Board.
These non-GAAP financial measures are defined and reconciled to the corresponding U.S. GAAP measures below. These non-GAAP financial measures are subject to significant limitations, including those identified below. In addition, other companies in our industry may define these measures differently, which may reduce their usefulness as comparative measures. As a result, this information should be considered as supplemental in nature and is not meant as a substitute for revenue, gross profit, net income (loss) or net cash provided by (used in) operating activities presented in accordance with U.S. GAAP.
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
The following table presents the reconciliation of Ex-TAC Gross Profit to gross profit, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three months ended March 31,
	2023	2022
	(In thousands)
Revenue	$231,774	$254,216
Traffic acquisition costs	(179,576)	(190,696)
Other cost of revenue	(11,043)	(9,589)
Gross profit	41,155	53,931
Other cost of revenue	11,043	9,589
Ex-TAC Gross Profit	$52,198	$63,520
Adjusted EBITDA
We define Adjusted EBITDA as net (loss) income before interest expense; interest income and other (expense) income, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation, and other income or expenses that we do not consider indicative of our core operating performance, including, but not limited to merger and acquisition costs, certain public company implementation related costs, regulatory matter costs, and severance costs related to our cost saving initiatives. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period.

We believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and the Board. However, our calculation of Adjusted EBITDA is not necessarily comparable to non-GAAP information of other companies. Adjusted EBITDA should be considered as a supplemental measure and should not be considered in isolation or as a substitute for any measures of our financial performance that are calculated and reported in accordance with U.S. GAAP.
The following table presents the reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three months ended March 31,
	2023	2022
	(In thousands)
Net loss	$(5,605)	$(1,890)
Interest expense	1,867	1,871
Interest income and other (expense) income, net	(3,860)	1,081
Benefit for income taxes	(1,712)	(988)
Depreciation and amortization	5,941	6,268
Stock-based compensation	2,611	2,733
Regulatory matter costs	610	1,719
Merger and acquisition costs, public company implementation costs (1)	—	814
Severance costs	843	—
Adjusted EBITDA	$695	$11,608

Net Loss as % of Gross Profit	(13.6)%	(3.5)%
Adjusted EBITDA as % of Ex-TAC Gross Profit	1.3%	18.3%
_________________________
(1)Primarily includes costs related to our acquisition of vi in January 2022 and public company implementation costs.
Free Cash Flow
Free cash flow is defined as cash flow provided by (used in) operating activities, less capital expenditures and capitalized software development costs. Free cash flow is a supplementary measure used by our management and the Board to evaluate our ability to generate cash and we believe it allows for a more complete analysis of our available cash flows. Free cash flow should be considered as a supplemental measure and should not be considered in isolation or as a substitute for any measures of our financial performance that are calculated and reported in accordance with U.S. GAAP.
The following table presents the reconciliation of free cash flow to net cash used in operating activities.

	Three months ended March 31,
	2023	2022
	(In thousands)
Net cash used in operating activities	$(20,478)	$(2,641)
Purchases of property and equipment	(3,749)	(2,809)
Capitalized software development costs	(2,853)	(3,445)
Free cash flow	$(27,080)	$(8,895)

LIQUIDITY AND CAPITAL RESOURCES
We regularly evaluate the cash requirements for our operations, commitments, development activities and capital expenditures and manage our liquidity risk in a manner consistent with our corporate priorities. Our current investment program is focused on achieving maximum returns within our investment policy parameters, while preserving capital and maintaining sufficient liquidity.
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
Sources of Liquidity
Our primary sources of liquidity are our cash and cash equivalents, investments in marketable securities, the available capacity under our revolving credit facility, and cash receipts from our advertisers.
While our collections during the three months ended March 31, 2023 have been negatively impacted by the closure of SVB, as discussed in the “Recent Developments” section above, we have historically experienced higher cash collections during our first quarter due to seasonally strong fourth quarter sales, and, as a result, our working capital needs typically decrease during the first quarter. We generally expect these trends to continue in future periods.
As of March 31, 2023, our available liquidity was follows:

March 31, 2023
(In thousands)
Cash and cash equivalents (1)	$73,214
Short-term investments	178,529
Long-term investments	65,951
Revolving Credit Facility (2)	64,784
Total	$382,478
_____________________________________________
(1) As of March 31, 2023, approximately $31.0 million of our cash and cash equivalents was held outside of the United States by our non-U.S. subsidiaries. We currently do not have any plans to repatriate our earnings from our foreign subsidiaries. We intend to continue to reinvest our earnings from foreign operations for the foreseeable future, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
(2) As discussed above in “Recent Developments,” we had a revolving credit facility (“2021 Revolving Credit Facility”) with SVB, which has been closed by the regulators. On March 27, 2023, First Citizens Bank entered into an agreement with FDIC to acquire Silicon Valley Bridge Bank, N.A., assuming all customer deposits and certain other liabilities of Silicon Valley Bridge Bank, N.A. As a result, our 2021 Revolving Credit Facility remained in effect with First Citizens Bank. The 2021 Revolving Credit Facility provides, subject to borrowing availability and certain other conditions, for revolving loans in an aggregate principal amount of up to $75.0 million (the “Facility”), with a $15.0 million sub-facility for letters of credit. Our borrowing availability under the Facility is calculated by reference to a borrowing base which is determined by specified percentages of eligible accounts receivable, based on the defined borrowing formula. The Facility will terminate on the earlier of (i) November 2, 2026 or (ii) 120 days prior to the maturity date of the Convertible Senior Notes, unless the Convertible Notes have been converted to our common equity securities.
The 2021 Revolving Credit Facility contains representations and warranties, including, without limitation, with respect to collateral; accounts receivable; financials; litigation, indictment and compliance with laws; disclosure and no material adverse effect, each of which is a condition to funding. Additionally, the 2021 Revolving Credit Facility includes events of default and customary affirmative and negative covenants applicable to us and our subsidiaries, including, without limitation, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, restricted payments, and prepayment of the Convertible Notes and of junior indebtedness. The 2021 Revolving Credit Facility contains a financial covenant that requires, in the event that credit extensions under the Facility equal or exceed 85% of the lesser of the available commitments under the Facility or upon the occurrence of an event of defaults, our Company to maintain a minimum consolidated monthly fixed charge coverage ratio of 1.00. We were in compliance with all of the financial covenants under the 2021 Revolving Credit Facility as of March 31, 2023 and December 31, 2022. See Note 9 to the accompanying condensed consolidated financial statements for information relating to our 2021 Revolving Credit Facility.

Material Cash Requirements
Our primary uses of liquidity are payments to our publishers, our operating expenses, capital expenditures, our long-term debt and the related interest payments, and repurchases under our $30 million share repurchase program. We may also use our available cash to make acquisitions or investments in complementary companies or technologies.
We primarily use our operating cash for payments due to media partners and vendors, as well as for personnel costs, and other employee-related expenditures. Our contracts with media partners are generally variable based on volume or guarantee a minimum rate of payment if the media partner reaches certain performance targets. See “Definitions of Financial and Performance Measures —Traffic Acquisition Costs.”
Long-term debt
As of March 31, 2023 and December 31, 2022, we had $236.0 million principal amount of Convertible Notes, which mature on July 27, 2026, unless earlier converted, redeemed, or repurchased. Interest on the Convertible Notes is payable semi-annually in arrears on January 27 and July 27 of each year, at a rate of 2.95% per year.
As discussed above in “Recent Developments,” on April 14, 2023, we repurchased $118.0 million aggregate principal amount of Convertible Notes out of the initially issued principal balance of $236.0 million, for approximately $96.2 million in cash, including accrued interest, representing a 19% discount to par value. The remaining $118 million principal amount of the Convertible Notes remains outstanding and continues to be subject to the terms of the indenture dated as of July 27, 2021 pursuant to which they were issued.
See Notes 9 and 15 to the accompanying condensed consolidated financial statements for additional information relating to our Convertible Notes.
Other Contractual Cash Obligations
As a result of the partial repurchase of our Convertible Notes in April 2023, our remaining commitment relating to long-term debt has been reduced to $118 million, representing the remaining principal amount of the Convertible Notes due in 2026. Subsequent to the repurchase, our related interest obligations have been reduced to approximately $3.5 million per year through 2026.
See “Contractual Cash Obligations” disclosure within “Liquidity and Capital Resources” section of our 2022 Form 10-K for detailed disclosures of our other material cash obligations as of December 31, 2022.
Share Repurchases
On December 14, 2022, our Board approved a new stock repurchase program, authorizing us to repurchase up to $30 million of our common stock, par value $0.001 per share, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase program may be commenced, suspended, or terminated at any time at our discretion without prior notice. During the three months ended March 31, 2023, we repurchased 1,313,073 shares with a fair value of $6.1 million, including commissions, under our share repurchase program. As of March 31, 2023, the remaining availability under our $30 million share repurchase program was $23.9 million.
In addition, we periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of our equity incentive plans and the underlying award agreements. During the three months ended March 31, 2023 and 2022, we withheld 48,202 shares and 117,637 shares, respectively, with a fair value of $0.2 million and $1.7 million, respectively, to satisfy the minimum employee tax withholding obligations.
Capital Expenditures
Our cash flow used in investing activities primarily consists of capital expenditures and capitalized software development costs. We spent $3.7 million in capital expenditures during the three months ended March 31, 2023, and currently anticipate that our capital expenditures for 2023 will be between $11 million and $14 million, primarily relating to expenditures for servers and related equipment, leasehold improvements, and other equipment. However, actual amounts may vary from these estimates.

Cash Flows
The following table summarizes the major components of our net cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash used in operating activities	$(20,478)	$(2,641)
Net cash used in investing activities	(4,039)	(40,764)
Net cash used in financing activities	(7,411)	(458)
Effect of exchange rate changes	(436)	(663)
Net decrease in cash, cash equivalents and restricted cash	$(32,364)	$(44,526)
Operating Activities
Net cash related to operating activities decreased $17.9 million, to cash used in operating activities of $20.5 million for the three months ended March 31, 2023, as compared to cash used in operating activities of $2.6 million for the three months ended March 31, 2022. Net cash related to our working capital declined $13.1 million, primarily due to the unfavorable change in accounts receivable, which was largely attributable to the delays in collections of customer payments as we transitioned to alternative bank accounts due to the sudden closure of SVB in March 2023. In addition, net income after non-cash adjustments declined $4.7 million during the three months ended March 31, 2023, compared to the same prior year period.
Our free cash flow for the three months ended March 31, 2023 was use of cash of $27.1 million, as compared to use of cash of $8.9 million for the three months ended March 31, 2022, reflecting lower operating cash flow in the three months ended March 31, 2023. Free cash flow is a supplemental non-GAAP financial measure. See “Non-GAAP Reconciliations” for the related definition and a reconciliation to net cash provided by operating activities.
Investing Activities
Net cash related to investing activities increased $36.8 million, to cash used in investing activities of $4.0 million in the three months ended March 31, 2023 from cash used in investing activities $40.8 million in the three months ended March 31, 2022. This increase was primarily due to the higher use of cash of $34.2 million in prior year for consideration paid, net of cash acquired for our acquisition of vi, and net proceeds of $2.9 million during the three months ended March 31, 2023 from maturities of marketable securities under our investment program initiated in July 2022 (net of purchases).
Financing Activities
Net cash related to financing activities decreased $6.9 million to cash used in financing activities of $7.4 million in the three months ended March 31, 2023, from cash used in financing activities of $0.5 million in the three months ended March 31, 2022. This decrease in cash was primarily attributable to higher treasury share repurchases of $4.6 million in the three months ended March 31, 2022, reflecting $6.1 million of repurchases under our $30 million share repurchase program initiated in December 2022, offset in part by a $1.5 million reduction in shares withheld to satisfy employee tax withholding obligations on vested stock-based compensation awards. The decrease in cash from financing activities was also attributable to a $2.3 million decline in proceeds from exercises of stock options and warrants.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2022 Form 10-K.

Recently Issued Accounting Pronouncements
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both in the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include foreign exchange, interest rate, inflation, and credit risks.
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
During the three months ended March 31, 2023, the U.S. Dollar strengthened against most of the currencies of the countries in which we operate, which had an impact on our operating results, as further described in Item 2, “Results of Operations.” The effect of a hypothetical 10% increase or decrease in our weighted-average exchange rates on our revenue, cost of revenue and operating expenses denominated in foreign currencies would result in a $1.9 million unfavorable or favorable change to our operating loss for the three months ended March 31, 2023.
Interest Rate Risk
Our exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, investments, and any future borrowings under our 2021 Revolving Credit Facility. There have been no amounts outstanding under our 2021 Revolving Credit Facility since we amended and restated our loan agreement in November 2021. Long-term debt recorded on our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 was $236.0 million and bears a fixed rate of interest.
As of March 31, 2023, our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents of $73.2 million and our investments in marketable securities of $244.5 million, which consist of U.S. Treasuries, U.S. government bonds, commercial paper, U.S. corporate bonds and municipal bonds, with maturities from three months to two years from the date of purchase. The primary objectives of our investment program are focused on achieving maximum returns within our investment policy parameters, while preserving capital and maintaining sufficient liquidity. We plan to actively monitor our exposure to the fair value of our investment portfolio in accordance with our policies and procedures, which include monitoring market conditions, to minimize investment risk.
A 100-basis point change in interest rates as of March 31, 2023 would change the fair value of our investment portfolio by approximately $1.6 million. Since our debt investments are classified as available-for-sale, the unrealized gains and losses related to fluctuations in market volatility and interest rates are reflected within accumulated other comprehensive income (loss) within stockholders’ equity in our condensed consolidated balance sheets.
Inflation Risk
Our business is subject to risk associated with inflation. We continue to monitor the impact of inflation to minimize its effects. If our costs, including wages, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs which could negatively impact our business, financial condition, and results of operations. Inflation throughout the broader economy has and could lead to reduced ad spend and indirectly harm our business, financial condition, and results of operations. See Item 1A, “Risk Factors” in our 2022 Form 10-K.
Credit Risk
Financial instruments that subject us to concentration of credit risk are cash and cash equivalents, investments, and receivables. As part of our ongoing procedures, we monitor the credit levels and the financial condition of our customers in order to minimize our credit risk. We do not factor our accounts receivables, nor do we maintain credit insurance to manage the risk of credit loss. We are also exposed to a risk that the counterparty to our foreign currency forward exchange contracts will fail to meet its contractual obligations. In order to mitigate this risk, we perform an evaluation of our counterparty credit risk, and our forward contracts have a term of no more than 12 months.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-Chief Executive Officers (“co-CEOs”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), as of March 31, 2023. Based on such evaluation, our co-CEOs and CFO have concluded that as of March 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our co-CEOs and CFO, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected.

Part II Other Information
Item 1. Legal Proceedings
Information with respect to this item may be found in Note 11 in the accompanying notes to the condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Report, under “Legal Proceedings and Other Matters,” which is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of the Company’s 2022 Form 10-K, which are incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Equity Securities
None.
(b) Use of Proceeds
On July 27, 2021, we sold 8,000,000 shares of our common stock in connection with our IPO, at a public offering price of $20.00 per share for an aggregate offering price of $160.0 million. The proceeds from the sale were $145.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us. The offer and sale of all of the shares in our IPO were registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to a registration statement on Form S-1 (File No. 333-257525), which was declared effective by the SEC on July 22, 2021.
A portion of the net proceeds from our IPO has been used for working capital and general corporate purposes. In addition, the net proceeds from our IPO were used to fund the purchase price to acquire video intelligence AG.
There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.
(c) Purchases of Equity Securities by the Issuer
On December 14, 2022, our Board approved a share repurchase program authorizing us to repurchase up to $30 million of our common stock, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The repurchase program may be commenced, suspended, or terminated at any time at our discretion without prior notice.
In addition, we may from time to time withhold shares in connection with tax obligations related to vesting of restricted stock units in accordance with the terms of our equity incentive plans and the underlying award agreements. The below table sets forth the repurchases of our common stock for the three months ended March 31, 2023:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit) (2)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)
January 2023	639,008	$4.31	613,992	$27,366
February 2023	466,982	$5.12	464,384	$25,002
March 2023	255,285	$4.74	234,697	$23,897
TOTAL	1,361,275	$4.67	1,313,073
(1) Total number of shares purchased includes shares repurchased under our $30 million share repurchase program, as well as shares withheld to satisfy employee tax withholding obligations arising in connection with the vesting and settlement of restricted stock units under our 2007 Omnibus Securities and Incentive Plan and our 2021 Long-Term Incentive Plan.
(2) The average price paid per share under the share repurchase program includes commissions, which do not reduce the remaining authorized amount under the repurchase programs.
Item 5. Other Information.
None.

EXHIBIT INDEX

Exhibit No.	Description
3.1*
Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on July 27, 2021, as corrected by the Certificate of Correction of the Company filed with the Secretary of State of the State of Delaware on August 25, 2021.

10.1*	Note Repurchase Agreement, dated as of April 13, 2023, between the Company and Baupost.
31.1*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*❖	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________
* Filed herewith.
❖ This certification is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2023.

OUTBRAIN INC.

By:	/s/ David Kostman
Name: David Kostman
Title: Co-Chief Executive Officer

By:	/s/ Jason Kiviat
Name: Jason Kiviat
Title: Chief Financial Officer (Principal Financial Officer)