Form 10-Q
period 2023-06-30
Outbrain Inc.
filed 2023-08-08
CIK 1454938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of July 31, 2023, Outbrain Inc. had 50,972,793 shares of common stock outstanding.

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
•factors that affect advertising demand and spending, such as the continuation or worsening of unfavorable economic or business conditions or downturns, instability or volatility in financial markets, and other events or factors outside of our control, such as U.S. and global recession concerns, geopolitical concerns, including the ongoing conflict between Russia and Ukraine, supply chain issues, inflationary pressures, labor market volatility, bank closures or disruptions, the pace of recovery or any resurgences of the COVID-19 pandemic, and the impact of unfavorable economic conditions and other factors that have and may further impact advertisers’ ability to pay;
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
•the timing and execution of, and the expected benefits from, our cost-saving measures, including our workforce reduction; any changes in management’s plans, assumptions, estimates and projections with respect to our cost-savings measures; the impact of the cost-saving measures, including the workforce reduction, on our business or strategy; and
•the risks described in the section entitled “Risk Factors” in the Annual Report on Form 10-K filed for the year ended December 31, 2022 and elsewhere in this Report.
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

Part I Financial Information
Item 1. Financial Statements
OUTBRAIN INC.
Condensed Consolidated Balance Sheets
(In thousands, except for number of shares and par value)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$59,802	$105,580
Short-term investments in marketable securities	113,168	166,905
Accounts receivable, net of allowances	168,879	181,258
Prepaid expenses and other current assets	47,336	46,761
Total current assets	389,185	500,504
Non-current assets:
Long-term investments in marketable securities	44,828	78,761
Property, equipment and capitalized software, net	42,092	39,890
Operating lease right-of-use assets, net	13,701	11,065
Intangible assets, net	22,116	24,574
Goodwill	63,063	63,063
Deferred tax assets	34,831	35,735
Other assets	23,790	27,556
TOTAL ASSETS	$633,606	$781,148

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$140,918	$147,653
Accrued compensation and benefits	16,871	19,662
Accrued and other current liabilities	102,782	126,092
Deferred revenue	6,607	6,698
Total current liabilities	267,178	300,105
Non-current liabilities:
Long-term debt	118,000	236,000
Operating lease liabilities, non-current	10,967	8,445
Other liabilities	17,242	18,812
TOTAL LIABILITIES	$413,387	$563,362

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock, par value of $0.001 per share − one billion shares authorized, 60,856,628 shares issued and 51,305,013 shares outstanding as of June 30, 2023; one billion shares authorized, 60,175,020 shares issued and 52,226,745 shares outstanding as of December 31, 2022.	61	60
Preferred stock, par value of $0.001 per share − 100,000,000 shares authorized, none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	462,209	455,831
Treasury stock, at cost − 9,551,615 shares as of June 30, 2023 and 7,948,275 shares as of December 31, 2022	(56,700)	(49,168)
Accumulated other comprehensive loss	(12,004)	(9,913)
Accumulated deficit	(173,347)	(179,024)
TOTAL STOCKHOLDERS’ EQUITY	220,219	217,786
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$633,606	$781,148

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Operations
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$225,800	$250,883	$457,574	$505,099
Cost of revenue:
Traffic acquisition costs	171,224	191,554	350,800	382,250
Other cost of revenue	10,555	10,610	21,598	20,199
Total cost of revenue	181,779	202,164	372,398	402,449
Gross profit	44,021	48,719	85,176	102,650
Operating expenses:
Research and development	10,041	10,519	19,352	20,947
Sales and marketing	25,896	28,122	51,644	55,517
General and administrative	15,743	12,957	31,149	28,991
Total operating expenses	51,680	51,598	102,145	105,455
Loss from operations	(7,659)	(2,879)	(16,969)	(2,805)
Other income (expense), net:
Gain on repurchase of convertible debt	22,594	—	22,594	—
Interest expense	(1,105)	(1,953)	(2,972)	(3,824)
Interest income and other income (expense), net	1,515	(3,828)	5,375	(4,909)
Total other income (expense), net	23,004	(5,781)	24,997	(8,733)
Income (loss) before provision for income taxes	15,345	(8,660)	8,028	(11,538)
Provision for income taxes	4,063	1,658	2,351	670
Net income (loss)	$11,282	$(10,318)	$5,677	$(12,208)

Weighted average shares outstanding:
Basic	51,223,988	57,590,308	51,329,055	57,414,636
Diluted	56,678,916	57,590,308	51,387,151	57,414,636

Net income (loss) per common share:
Basic	$0.22	$(0.18)	$0.11	$(0.21)
Diluted	$0.21	$(0.18)	$0.11	$(0.21)

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$11,282	$(10,318)	$5,677	$(12,208)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,441)	(1,996)	(2,661)	(2,737)
Unrealized gains on available-for-sale investments in debt securities (net of tax of $45 and $168 for the three and six months ended June 30, 2023)	150	—	570	—
Total other comprehensive loss	(1,291)	(1,996)	(2,091)	(2,737)
Comprehensive income (loss)	$9,991	$(12,314)	$3,586	$(14,945)
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except for number of shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2023	60,175,020	$60	$455,831	(7,948,275)	$(49,168)	$(9,913)	$(179,024)	$217,786
Vesting of restricted stock units, net of shares withheld for taxes	281,469	—	—	(48,202)	(213)	—	—	(213)
Shares repurchased under the share repurchase program	—	—	—	(1,313,073)	(6,142)	—	—	(6,142)
Stock-based compensation	—	—	2,895	—	—	—	—	2,895
Other comprehensive loss	—	—	—	—	—	(800)	—	(800)
Net loss	—	—	—	—	—	—	(5,605)	(5,605)
Balance – March 31, 2023	60,456,489	$60	$458,726	(9,309,550)	$(55,523)	$(10,713)	$(184,629)	$207,921
Vesting of restricted stock units, net of shares withheld for taxes	400,139	1	(1)	(42,065)	(189)	—	—	(189)
Shares repurchased under the share repurchase program	—	—	—	(200,000)	(988)	—	—	(988)
Stock-based compensation	—	—	3,484	—	—	—	—	3,484
Other comprehensive loss	—	—	—	—	—	(1,291)	—	(1,291)
Net income	—	—	—	—	—	—	11,282	11,282
Balance – June 30, 2023	60,856,628	$61	$462,209	(9,551,615)	$(56,700)	$(12,004)	$(173,347)	$220,219

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2022	58,015,075	$58	$434,945	(1,313,681)	$(16,504)	$(4,474)	$(157,250)	$256,775
Exercise of employee stock options, warrants and restricted stock awards, net of shares withheld for taxes	411,855	1	2,273	(95,138)	(1,425)	—	—	849
Vesting of restricted stock units, net of shares withheld for taxes	211,713	—	—	(22,499)	(293)	—	—	(293)
Acquisition stock consideration	355,786	—	4,190	—	—	—	—	4,190
Stock-based compensation	—	—	2,810	—		—	—	2,810
Other comprehensive loss	—	—	—	—	—	(741)	—	(741)
Net loss	—	—	—	—	—	—	(1,890)	(1,890)
Balance – March 31, 2022	58,994,429	$59	$444,218	(1,431,318)	$(18,222)	$(5,215)	$(159,140)	$261,700
Exercise of stock options, net of shares withheld for taxes	284,130	—	1,479	—	—	—	—	1,479
Vesting of restricted stock units, net of shares withheld for taxes	264,098	1	(1)	(38,864)	(353)	—	—	(353)
Shares repurchased under the share repurchase program	—	—	—	(1,388,317)	(7,501)	—	—	(7,501)
Stock-based compensation	—	—	3,586	—	—	—	—	3,586
Other comprehensive loss	—	—	—	—	—	(1,996)	—	(1,996)
Net loss	—	—	—	—	—	—	(10,318)	(10,318)
Balance – June 30, 2022	59,542,657	$60	$449,282	(2,858,499)	$(26,076)	$(7,211)	$(169,458)	$246,597

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,677	$(12,208)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on repurchase of convertible debt	(22,594)	—
Depreciation and amortization of property and equipment	3,458	5,160
Amortization of capitalized software development costs	4,909	4,711
Amortization of intangible assets	2,449	3,153
Amortization of discount on marketable securities	(2,098)	—
Stock-based compensation	6,107	6,090
Non-cash operating lease expense	2,282	2,133
Provision for credit losses	4,835	978
Deferred income taxes	(220)	(3,995)
Other	(1,436)	3,530
Changes in operating assets and liabilities:
Accounts receivable	10,049	8,523
Prepaid expenses and other current assets	(536)	(4,598)
Accounts payable and other current liabilities	(33,401)	(16,123)
Operating lease liabilities	(2,145)	(1,936)
Deferred revenue	(231)	904
Other non-current assets and liabilities	4,244	2,548
Net cash used in operating activities	(18,651)	(1,130)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of cash acquired	(285)	(34,524)
Purchases of property and equipment	(5,091)	(10,355)
Capitalized software development costs	(5,503)	(6,333)
Purchases of marketable securities	(60,718)	—
Proceeds from sales and maturities of marketable securities	151,003	—
Other	(8)	(97)
Net cash provided by (used in) investing activities	79,398	(51,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt obligations	(96,170)	—
Proceeds from exercise of common stock options and warrants	—	3,753
Treasury stock repurchases and share withholdings on vested awards	(7,532)	(9,572)
Principal payments on finance lease obligations	(1,028)	(1,871)
Payment of contingent consideration liability up to acquisition-date fair value	(547)	—
Net cash used in financing activities	(105,277)	(7,690)
Effect of exchange rate changes	(1,246)	(3,875)

Net decrease in cash, cash equivalents and restricted cash	(45,776)	(64,004)
Cash, cash equivalents and restricted cash — Beginning	105,765	455,592
Cash, cash equivalents and restricted cash — Ending	$59,989	$391,588

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$59,802	$391,409
Restricted cash, included in other assets	$187	$179
Total cash, cash equivalents, and restricted cash	$59,989	$391,588

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$6,080	$2,746
Cash paid for interest	$4,427	$3,733

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock consideration issued for acquisition of a business	$—	$4,190
Purchases of property and equipment included in accounts payable	$2,424	$32
Operating lease right-of-use assets obtained in exchange for lease obligations	$4,630	$503
Acquisition consideration payable	$285	$12,017
Stock-based compensation capitalized for software development costs	$272	$306

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
Outbrain is a leading technology platform that drives business results by engaging people across the open Internet. Outbrain’s technology provides personalization, engagement and monetization solutions to thousands of digital media properties, including a number of the world’s most prestigious publishers. The Company pays traffic acquisition costs to its media owner partners on whose digital properties the recommendations are shown. The Company’s advertiser solutions are mainly priced using a performance-based model based on the actual number of engagements generated by users, which is highly dependent on its ability to generate trustworthy and interesting recommendations to individual users based on its proprietary algorithms. A portion of the Company’s revenue is generated through advertisers participating in programmatic auctions wherein the pricing is determined by the auction results and not dependent on user engagement.
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
Cash and Cash Equivalents and Investments
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash on hand and highly liquid investments in money market funds, U.S. government bonds and commercial paper. Most of the Company’s cash deposits are above the $250,000 Federal Deposit Insurance Corporation (“FDIC”) limit and, therefore, not insured.
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
The Company generally does not require collateral to secure accounts receivable. No single marketer accounted for 10% or more of the Company’s total revenue for the three and six months ended June 30, 2023 or 2022, or 10% or more of its gross accounts receivable balance as of June 30, 2023 and December 31, 2022.
During the three and six months ended June 30, 2023 and 2022, none of the Company’s media owners accounted for 10% of its total traffic acquisition costs.
Segment Information
The Company has one operating and reporting segment. The Company’s chief operating decision maker is its Co-Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis.
New Accounting Pronouncements
Under the JOBS Act, the Company meets the definition of an emerging growth company and can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards would otherwise apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the Company is no longer an emerging growth company or until the Company affirmatively and irrevocably opts out of the extended transition period.
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
2. Revenue Recognition
The following table presents total revenue based on where the Company’s marketers are physically located:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
USA	$68,889	$85,079	$141,105	$170,656
Europe, the Middle East and Africa (EMEA)	134,486	140,293	268,240	279,968
Other	22,425	25,511	48,229	54,475
Total revenue	$225,800	$250,883	$457,574	$505,099

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contract Balances. There were no contract assets as of June 30, 2023 or December 31, 2022. Contract liabilities primarily relate to advance payments and consideration received from customers. As of June 30, 2023 and December 31, 2022, the Company’s contract liabilities were recorded as deferred revenue in its condensed consolidated balance sheets.
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
4. Restructuring

On May 31, 2023, the Company announced a reduction in its global workforce of approximately 10%, to adjust to the continued macroeconomic uncertainty, create additional operating efficiencies, and support the Company’s strategic growth and profitability objectives. The Company began notifying the affected employees of their termination on May 31, 2023 and recognized the majority of the related charges during the three months ended June 30, 2023.

The following is a summary of pre-tax restructuring charges for severance and related personnel costs in the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(In thousands)
Research and development	$425	$425
Sales and marketing	1,463	2,306	(1)
General and administrative	417	417
Total	$2,305	$3,148
_________________________________________
(1) Includes $0.8 million of severance and related costs relating to reorganization costs incurred during the first quarter of 2023.
As of June 30, 2023, accrued severance and related liabilities recorded within accrued compensation and benefits in the Company’s condensed consolidated balance sheet was $1.5 million, reflecting cash payments of $1.6 million made during the six months ended June 30, 2023. The remainder of the liability is expected to be paid by the end of 2023.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. Investments in Marketable Securities
All of the Company’s debt securities are classified as available-for-sale. The Company’s cash equivalents and investments as of June 30, 2023 and December 31, 2022 consisted of the following:

		June 30, 2023
(In thousands)	Fair Value Level	Amortized cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments	Long-term investments
Money market funds	1	$16,869	$—	$—	$16,869	$16,869	$—	$—
U.S. Treasuries	2	10,821	—	(118)	10,703	—	10,703	—
U.S. government bonds	2	43,952	—	(457)	43,495	—	35,226	8,269
Commercial paper	2	28,715	—	(49)	28,666	—	28,666	—
U.S. Corporate bonds	2	75,807	—	(675)	75,132	—	38,573	36,559
Total cash equivalents and investments		$176,164	$—	$(1,299)	$174,865	$16,869	$113,168	$44,828

		December 31, 2022
(In thousands)	Fair Value Level	Amortized cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments	Long-term investments
Money market funds	1	$39,198	$—	$—	$39,198	$39,198	$—	$—
U.S. Treasuries	2	31,721	—	(317)	31,404	—	23,701	7,703
U.S. government bonds	2	77,259	—	(899)	76,360	—	52,254	24,106
Commercial paper	2	43,126	3	(161)	42,968	—	42,968	—
U.S. Corporate bonds	2	95,599	29	(694)	94,934	—	47,982	46,952
Total cash equivalents and investments		$286,903	$32	$(2,071)	$284,864	$39,198	$166,905	$78,761
___________________________
(1) The amortized cost of debt securities excludes accrued interest of $0.9 million and $1.0 million, respectively, as of June 30, 2023 and December 31, 2022.
On April 14, 2023, in connection with the Company’s partial repurchase of its Convertible Notes, the Company redeemed some of its available-for-sale marketable securities prior to their maturities to finance the debt repurchase. The proceeds from the sales of securities were $78.9 million, which included a gross realized loss of $0.6 million, which was released from other comprehensive loss and recorded within interest income and other income (expense), net in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2023. The gross realized loss was determined using the specific identification method. The total estimated fair value of debt securities in an unrealized loss position as of June 30, 2023 was $158.0 million, all of which has been in an unrealized loss position for less than twelve months. For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of June 30, 2023 and December 31, 2022.
The following table shows the fair value of the Company’s available-for-sale securities by contractual maturity:

June 30, 2023
(In thousands)
Within 1 year	$130,037
After 1 year through 2 years	44,828
Total fair value	$174,865

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6. Goodwill and Intangible Assets
The Company’s goodwill balance as of June 30, 2023 and December 31, 2022 was $63.1 million. The Company has not recorded any accumulated impairments of goodwill.
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows:

	June 30, 2023
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	8.0 years	$18,411	$(10,276)	$8,135
Customer relationships	5.0 years	5,902	(5,387)	515
Publisher relationships	8.0 years	18,830	(10,046)	8,784
Trade names	8.8 years	5,298	(1,457)	3,841
Content provider relationships	5.0 years	284	(84)	200
Other	15.8 years	896	(255)	641
Total intangible assets, net		$49,621	$(27,505)	$22,116

	December 31, 2022
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	5.8 years	$18,411	$(9,652)	$8,759
Customer relationships	4.1 years	5,856	(5,022)	834
Publisher relationships	6.3 years	18,738	(8,782)	9,956
Trade names	8.7 years	5,279	(1,143)	4,136
Content provider relationships	5.0 years	284	(56)	228
Other	15.8 years	888	(227)	661
Total intangible assets, net		$49,456	$(24,882)	$24,574
No impairment charges were recorded for the Company’s intangible assets subject to amortization during the three and six months ended June 30, 2023 and 2022.
As of June 30, 2023, estimated amortization related to the Company’s identifiable acquisition-related intangible assets in future periods was as follows:

Amount
(In thousands)
Remainder of 2023	$1,732
2024	3,465
2025	3,465
2026	3,465
2027	3,116
Thereafter	6,873
Total	$22,116

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. Balance Sheet Components
Accounts Receivable and Allowance for Credit Losses
Accounts receivable, net of allowance for credit losses consists of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Accounts receivable	$176,952	$186,770
Allowance for credit losses	(8,073)	(5,512)
Accounts receivable, net of allowance for credit losses	$168,879	$181,258
The allowance for credit losses consists of the following activity:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
	(In thousands)
Allowance for credit losses, beginning balance	$5,512	$4,402
Provision for credit losses, net of recoveries	5,113	3,227
Write-offs	(2,552)	(2,117)
Allowance for credit losses, ending balance	$8,073	$5,512
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Prepaid traffic acquisition costs	$23,160	$23,149
Prepaid taxes	15,461	15,280
Prepaid software licenses	2,722	2,465
Other prepaid expenses and other current assets	5,993	5,867
Total prepaid expenses and other current assets	$47,336	$46,761
Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consists of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Capitalized software development costs	$73,491	$67,685
Computer and equipment	63,130	59,536
Software	3,198	3,113
Leasehold improvements	3,149	2,859
Furniture and fixtures	1,113	1,177
Property, equipment, and capitalized software, gross	144,081	134,370
Less: accumulated depreciation and amortization	(101,989)	(94,480)
Total property, equipment and capitalized software, net	$42,092	$39,890

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued and Other Current Liabilities
Accrued and other current liabilities consists of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Accrued traffic acquisition costs	$58,852	$73,396
Accrued tax liabilities	13,398	15,013
Accrued agency commissions	10,482	13,451
Accrued professional fees	4,671	4,915
Operating lease obligations, current	3,487	3,236
Interest payable	1,565	3,074
Finance lease obligations, current	1,025	1,758
Other	9,302	11,249
Total accrued and other current liabilities	$102,782	$126,092
In addition to accrued traffic acquisition costs, accounts payable includes $127.8 million and $136.8 million of traffic acquisition costs as of June 30, 2023 and December 31, 2022, respectively.
8. Fair Value Measurements
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
The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	June 30, 2023
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$16,869	$157,996	$—	$174,865
Restricted time deposit (2)	—	187	—	187
Severance pay fund deposits (2)	—	4,779	—	4,779
Foreign currency forward contract (3)	—	358	—	358
Total financial assets	$16,869	$163,320	$—	$180,189
Financial Liabilities:
Foreign currency forward contract (4)	—	977	—	977
Total financial liabilities	$—	$977	$—	$977

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
_____________________
(1)Money market securities are valued using Level I of the fair value hierarchy, while the fair values of U.S. Treasuries, government bonds, commercial paper, and corporate bonds are considered Level II and are obtained from independent pricing services, which may use various methods, including quoted prices for identical or similar securities in active and inactive markets. See Note 5 for additional detail of the Company’s fixed income securities by balance sheet location.
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
By entering into foreign currency forward contracts, the Company is exposed to a potential credit risk that the counterparty to its contracts will fail to meet its contractual obligations. If a counterparty fails to perform, the Company’s maximum credit risk exposure would be the positive fair value of the foreign currency forward contracts, or any asset balance, which represents the amount the counterparty owes to the Company. In order to mitigate the counterparty risk, the Company performs an evaluation of its counterparty credit worthiness, and its forward contracts have a term of no more than 12 months. The Company had foreign currency forward contracts with Silicon Valley Bank (“SVB”), which was closed by the California regulators on March 10, 2023. On March 12, 2023, the Department of the Treasury, Federal Reserve and the FDIC approved actions enabling the FDIC to complete its resolution of SVB in a manner that fully protected all depositors and converted SVB to Silicon Valley Bridge Bank, N.A. On March 27, 2023, First-Citizens Bank & Trust Company (“First Citizens Bank”) entered into an agreement with the FDIC to acquire Silicon Valley Bridge Bank, N.A and the Company’s existing foreign currency forward contracts were assumed by First Citizens Bank. During the three and six months ended June 30, 2023, the Company recognized net losses of $0.1 million and $0.2 million, respectively, within interest income and other income (expense), net in its condensed consolidated statements of operations, related to mark-to-market adjustments on its undesignated foreign currency forward contacts. The Company recorded corresponding losses of $3.3 million and $4.1 million, respectively, for the three and six months ended June 30, 2022.
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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Convertible Notes	$118,000	$94,624	$236,000	$180,752
See Note 10 for additional information relating to Convertible Notes, half of which were repurchased in April 2023.
9. Leases
The Company leases certain equipment and computers under finance lease arrangements, as well as office facilities and managed data center facilities under non-cancelable operating lease arrangements for its U.S. and international locations that expire on various dates through 2032.
The following table summarizes assets and liabilities related to the Company’s operating and finance leases:

	Condensed Consolidated Balance Sheets Location	June 30, 2023	December 31, 2022
		(In thousands)
Lease assets:
Operating leases	Operating lease right-of-use assets, net	$13,701	$11,065
Finance leases	Property, equipment and capitalized software, net	930	1,858
Total lease assets		$14,631	$12,923

Lease liabilities:
Current liabilities:
Operating leases	Accrued and other current liabilities	$3,487	$3,236
Finance leases	Accrued and other current liabilities	1,025	1,758
Non-current liabilities:
Operating leases	Operating lease liabilities, non-current	10,967	8,445
Finance leases	Other liabilities	—	254
Total lease liabilities		$15,479	$13,693
The following table presents the components of the Company’s total lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease cost
Fixed lease costs (1)	$1,136	$965	$2,282	$2,133
Variable lease costs (2)	126	32	158	62
Short-term lease costs (1)	163	134	302	274
Finance lease cost:
Depreciation (3)	463	803	927	1,746
Interest (4)	25	71	59	159
Total lease cost	$1,913	$2,005	$3,728	$4,374
_____________________
(1)Recorded within cost of revenue and operating expenses.
(2)Recorded within operating expenses.
(3)Recorded within cost of revenue.
(4)Recorded within interest expense.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2023, the maturities of the Company’s lease liabilities under operating and finance leases were as follows:

Year	Operating Leases	Finance Leases
	(In thousands)
Remainder of 2023	$2,168	$796
2024	4,324	256
2025	3,986	—
2026	2,751	—
2027	2,125	—
Thereafter	1,768	—
Total minimum payments required	$17,122	$1,052
Less: imputed interest	(2,668)	(27)
Total present value of lease liabilities	$14,454	$1,025
10. Long-Term Debt
Convertible Notes
On July 27, 2021, in connection with the closing of the Company’s IPO and pursuant to the terms of the Note Purchase Agreement, the Company exchanged $200 million aggregate principal amount of the Notes due July 1, 2026 for $236.0 million aggregate principal amount of Convertible Notes, pursuant to an indenture, dated as of July 27, 2021 (the “Indenture”), between the Company and The Bank of New York Mellon, as trustee. The Convertible Notes mature on July 27, 2026, unless earlier converted, redeemed, or repurchased.
On April 14, 2023, the Company repurchased $118.0 million aggregate principal amount of the Convertible Notes out of the initially issued principal balance of $236.0 million via a privately negotiated repurchase agreement with Baupost Group Securities, L.L.C., the sole holder of the Convertible Notes, for approximately $96.2 million in cash, including accrued interest, representing a discount of approximately 19% to the principal amount of the repurchased notes. As a result, the Company recorded a pre-tax gain of approximately $22.6 million in its condensed consolidated statement of operations for the three months ended June 30, 2023. Following the closing of the repurchase, the repurchased notes were cancelled by the Trustee, and $118.0 million principal amount of the Convertible Notes out of the initially issued principal balance of $236.0 million, remains outstanding as of June 30, 2023 and continues to be subject to the terms of the Indenture pursuant to which they were issued.
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
See Note 7 to the Company’s 2022 Annual Report on Form 10-K for additional information relating to the Company’s Convertible Notes, including the redemption and conversion provisions.
Revolving Credit Facility
On November 2, 2021, the Company entered into the Second Amended and Restated Loan and Security Agreement with SVB (the “2021 Revolving Credit Facility”), which provides, subject to borrowing availability and certain other conditions, for revolving loans in an aggregate principal amount of up to $75.0 million (the “Facility”), with a $15.0 million sub-facility for letters of credit. On July 18, 2023, the Company entered into a first amendment to the 2021 Revolving Credit Facility agreement by and among Silicon Valley Bank, a division of First Citizens Bank and Trust Company, to convert the borrowing rate from LIBOR to SOFR and reduce the required level of domestic cash deposits that the Company is required to maintain at SVB. The Company’s borrowing availability under the Facility is calculated by reference to a borrowing base which is determined by specified percentages of eligible accounts receivable. The Facility will terminate on the earlier of (i) November 2, 2026 or (ii) 120 days prior to the maturity date of Convertible Notes, unless the Convertible Notes have been converted to common equity securities of the Company.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Outstanding loans under the Facility, as recently amended, accrue interest, at the Company’s option based upon borrowing availability under the Facility, at a rate equal to either (a) a base rate minus an applicable margin ranging from 1.5% to 1.0% per annum or (b) SOFR plus an applicable margin of 1.5% to 2.0% per annum, subject to a SOFR adjustment ranging from 0.10% to 0.15%, depending on the length of the borrowing. The undrawn portions of the commitments under the Facility are subject to a commitment fee at a rate ranging from 0.20% per annum to 0.30% per annum, based upon borrowing availability under the Facility.
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
As previously discussed in Note 8, on March 27, 2023, First Citizens Bank entered into an agreement with FDIC to acquire the Silicon Valley Bridge Bank, N.A, assuming all customer deposits and certain other liabilities of Silicon Valley Bridge Bank, N.A. As a result, the Company’s 2021 Revolving Credit Facility remains in effect with First Citizens Bank. The Company was in compliance with all of the related financial covenants as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, the Company had no borrowings outstanding under the 2021 Revolving Credit Facility and its available borrowing capacity was $60.1 million and $70.7 million, respectively, based on the defined borrowing formula. Other assets in the Company’s condensed consolidated balance sheets as each of June 30, 2023 and December 31, 2022 included deferred financing costs of $0.4 million, which are being amortized over the term of the 2021 Revolving Credit Facility.
11. Income Taxes
The Company’s interim provision from income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income, and adjusted for the tax effects of any discrete items. The Company’s effective tax rates for the three and six months ended June 30, 2023 were 26.5% and 29.3%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2022 were (19.1)% and (5.8)%, respectively. The Company’s effective tax rates for the three months and six months ended June 30, 2023 were higher than the United States federal statutory tax rate of 21%, primarily due to certain non-deductible stock-based compensation expenses, partially offset by a deduction related to foreign-derived intangible income. The Company’s effective tax rates for the three and six months ended June 30, 2022 were lower than the U.S. federal statutory tax rate of 21%, primarily due the tax impact related to the profitability of non-U.S. jurisdictions and certain non-deductible stock-based compensation expenses.
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
12. Commitments and Contingencies
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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Since 2021, the Company had been cooperating with the previously disclosed criminal investigation being conducted by the Antitrust Division of the U.S. Department of Justice into the hiring practices in the Company’s industry that included the Company. On July 11, 2023, the U.S. Department of Justice informed the Company that it is no longer pursuing this investigation.
13. Stockholders’ Equity
Share Repurchases
On December 14, 2022, the Company’s Board of Directors (the “Board”) approved a new share repurchase program, authorizing the Company to repurchase up to $30 million of its common stock, par value $0.001 per share, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase program may be commenced, suspended, or terminated at any time by the Company at its discretion without prior notice. The following is a summary of the Company’s share repurchase activity under its share repurchase programs for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except share information)
Shares repurchased	200,000	1,388,317	1,513,073	1,388,317
Fair value of shares repurchased	$988	$7,501	$7,130	$7,501
As of June 30, 2023, the remaining availability under the Company’s $30 million share repurchase program was $22.9 million.
In addition, the Company may periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of the Company’s equity incentive plans and the underlying award agreements. During the three and six months ended June 30, 2023, the Company withheld 42,065 shares and 90,267 shares, respectively, with a fair value of $0.2 million and $0.4 million, respectively, to satisfy the employee tax withholding obligations. During the three and six months ended June 30, 2022, the Company withheld 38,864 shares and 156,501 shares, respectively, with a fair value of $0.4 million and $2.1 million, respectively.
Accumulated Other Comprehensive Loss
The following table details the changes in accumulated other compressive loss, net of tax:

	Foreign Currency Translation Loss	Unrealized (Losses) Gains on Investments in Marketable Securities	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance–December 31, 2022	$(8,344)	$(1,569)	$(9,913)
Other comprehensive (loss) income, net of tax:
Other comprehensive (loss) income before reclassifications	(2,661)	147	(2,514)
Realized losses reclassified to earnings, net of tax of $128	—	423	423
Other comprehensive (loss) income, net of tax	(2,661)	570	(2,091)
Balance–June 30, 2023	$(11,005)	$(999)	$(12,004)

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Stock-based Compensation
Equity Incentive Plans
In July 2021, the Board and the Company’s stockholders approved the 2021 Long-Term Incentive Plan (the “2021 Plan”), which may be used to grant, among other award types, stock options and restricted stock units (“RSUs”). The number of shares of common stock reserved for future issuance under the 2021 Plan will also be increased pursuant to provisions for annual automatic evergreen increases. The Company’s previous awards issued under its 2007 Omnibus Securities and Incentive Plan, as amended and restated on January 21, 2009 (“2007 Plan”), remain subject to the 2007 Plan. As of June 30, 2023, 6,355,954 and 619,842 shares were available for grant under the 2021 Plan and the 2007 Plan, respectively. The Company generally issues new shares for stock option exercises and vesting of RSUs.
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
The following table summarizes stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Research and development	$1,037	$756	$1,539	$1,293
Sales and marketing	1,222	1,410	2,248	2,583
General and administrative	1,237	1,191	2,320	2,214
Total stock-based compensation	$3,496	$3,357	$6,107	$6,090
As of June 30, 2023, the Company’s remaining unrecognized stock-based compensation expense was $1.5 million for unvested stock options and $29.1 million for unvested RSUs.
There were no stock options granted during the six months ended June 30, 2023. The following table summarizes stock option activity for the period presented:

	Stock Options
	Number of Shares	Weighted-Average Exercise Price
Outstanding — December 31, 2022	2,681,436	$9.08
Forfeited/expired	(162,924)	$8.55
Outstanding — June 30, 2023	2,518,512	$9.11
Exercisable — June 30, 2023	2,198,751	$8.83
As of June 30, 2023 and December 31, 2022, 3,390 SARs were outstanding, which are accounted for as liability awards.
The following table summarizes RSU activity for the six months ended June 30, 2023:

	Service-based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding—December 31, 2022	2,785,510	$9.87
Granted	2,350,282	$4.82
Vested	(681,608)	$9.26
Forfeited	(253,257)	$9.25
Outstanding—June 30, 2023	4,200,927	$7.18

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The above rollforward includes 90,000 performance-based RSUs with a grant date fair value of $4.82 per share granted during the three months ended June 30, 2023. Expense related to performance-based RSUs is recognized ratably during the 3-year performance period, based on the probability of attaining the performance targets. The potential number of shares that may be earned ranges from 0% if minimum performance targets are not achieved to 100% if the performance level meets or exceeds the specified targets.
Stock-Based Awards Granted Outside of Equity Incentive Plans
Warrants
The Company issued equity classified warrants to purchase shares of common stock to certain third-party advisors, consultants, and financial institutions, which expire between 2024 and 2026. As of June 30, 2023 and December 31, 2022, 188,235 warrants were outstanding and exercisable with a weighted average exercise price of $7.57.
Employee Stock Purchase Plan
In July 2021, the Board and the Company’s stockholders approved a new 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the closing of the Company’s IPO. A total of approximately 2,352,000 shares of the Company’s common stock have been reserved for issuance under the ESPP, which is subject to annual automatic evergreen increases. As of June 30, 2023, no shares have been purchased under the ESPP as it is not yet active.
15. Net Income (Loss) Per Common Share
The following table presents the computation of the Company’s basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Numerator:
Net income (loss) attributed to common stockholders - basic	$11,282	$(10,318)	$5,677	$(12,208)
Add: interest on convertible debt	765	—	—	—
Net income (loss) attributable to common stockholders - diluted	$12,047	$(10,318)	$5,677	$(12,208)
Denominator:
Basic weighted-average shares	51,223,988	57,590,308	51,329,055	57,414,636
Weighted-average dilutive share equivalents:
Convertible debt	5,401,778	—	—	—
Restricted stock units	53,150	—	58,096	—
Diluted weighted-average shares	56,678,916	57,590,308	51,387,151	57,414,636
Net income (loss) per share:
Basic	$0.22	$(0.18)	$0.11	$(0.21)
Diluted	$0.21	$(0.18)	$0.11	$(0.21)
The following weighted-average shares have been excluded from the calculation of diluted net income (loss) per share for each period presented because they are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Convertible debt	—	9,440,000	7,432,044	9,440,000
Options to purchase common stock	2,547,995	2,912,747	2,604,607	2,912,747
Warrants	188,235	188,235	188,235	188,235
Restricted stock units	2,546,109	3,061,717	2,397,591	3,061,717
Total shares excluded from diluted net loss per share	5,282,339	15,602,699	12,622,477	15,602,699

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2023 (“2022 Form 10-K”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations, and involve risks and uncertainties that could cause actual results, events, or circumstances to differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to these differences include those incorporated by reference in Part II, Item 1A "Risk Factors" in this Report as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed below and elsewhere in this Report, including under the caption “Note About Forward-Looking Statements.”
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
Outbrain is a leading technology platform that drives business results by engaging people across the open Internet, reaching over a billion unique users around the world. Outbrain’s technology provides personalization, engagement and monetization solutions to thousands of digital media properties, including a number of the world’s most prestigious publishers. For tens of thousands of advertisers around the world, Outbrain helps attract new customers and grow their businesses, driving measurable results and return on investment.
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
The following is a summary of our performance for the periods presented:
•Our revenue was $225.8 million in the three months ended June 30, 2023, compared to $250.9 million in three months ended June 30, 2022. Revenue for the three months ended June 30, 2023 included net favorable foreign currency effects of approximately $0.8 million. Revenue for the six months ended June 30, 2023 was $457.6 million, compared to $505.1 million for the six months ended June 30, 2022. Revenue for the six months ended June 30, 2023 included net unfavorable foreign currency effects of approximately $4.9 million, and decreased $42.6 million, or 8.4%, on a constant currency basis(1).
•Our gross profit was $44.0 million and our gross margin was 19.5% for the three months ended June 30, 2023, compared to gross profit of $48.7 million and gross margin of 19.4% for the comparable period in 2022. Our gross profit was $85.2 million and our gross margin was 18.6% for the six months ended June 30, 2023, compared to gross profit of $102.6 million and gross margin of 20.3% for the six months ended June 30, 2022.
•Our Ex-TAC Gross Profit(1) was $54.6 million in the three months ended June 30, 2023, compared to $59.3 million in the three months ended June 30, 2022. Our Ex-TAC Gross Profit(1) was $106.8 million for the six months ended June 30, 2023, compared to $122.8 million for the six months ended June 30, 2022.
•Our net income was $11.3 million, or 25.6% of gross profit, in the three months ended June 30, 2023, compared to net loss of $10.3 million, or (21.2)% of gross profit, for the comparable period in 2022. For the six months ended June 30, 2023, our net income was $5.7 million, or 6.7% of gross profit, compared to net loss of $12.2 million, or (11.9)% of gross profit, for the six months ended June 30, 2022.
•Our Adjusted EBITDA(1) was $3.5 million for the three months ended June 30, 2023, compared to $5.9 million for the three months ended June 30, 2022. Adjusted EBITDA(1) was 6.4% and 9.9% of Ex-TAC Gross Profit(1) in the three months ended June 30, 2023 and 2022, respectively. Our Adjusted EBITDA(1) was $4.2 million for the six months ended June 30, 2023, compared to $17.5 million for the six months ended June 30, 2022. Adjusted EBITDA(1) was 3.9% and 14.2% of Ex-TAC Gross Profit(1) for the six months ended June 30, 2023 and 2022, respectively.
______________________
(1)Ex-TAC Gross Profit, Adjusted EBITDA and constant currency measures are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for definitions and limitations of these measures, and reconciliations to the comparable GAAP financial measures.
Recent Developments
The Launch of our New Branding Platform
On June 14, 2023, we announced the launch of Onyx by OutbrainTM, a new branding platform designed to maximize business impact of awareness and consideration campaigns. Onyx runs exclusively within dedicated, in-article environments across a number of Outbrain’s premium publisher partners. Onyx is designed to meet brand objectives and deliver value beyond traditional ‘ad views’ by leveraging Outbrain’s 15+ years of technology built to predict user engagement through artificial intelligence (“AI”). Onyx features custom large ad formats designed to drive high attention from contextual pre-roll video and high-impact display experiences, which can be activated programmatically, are verified for brand safety, and are viewable on the publisher platform. Launched in partnership with industry leaders in brand safety and attention-based media measurement, Onyx aims to increase campaign effectiveness and ROAS (Return on Ad Spend) for enterprise brands and agencies. Onyx is now available for enterprise brands and agencies in the US, UK, Germany, France, and Italy, with additional markets rolling out in the future. With the addition of Onyx by Outbrain™, we aim to enhance our offering from one that is known primarily for performance ads in native environments to a more premium “full-funnel” service.
Restructuring
On May 31, 2023, we announced a reduction in our global workforce of approximately 10% to adjust to the continued macroeconomic uncertainty, create additional operating efficiencies, and support our strategic growth and profitability objectives. We began notifying the affected employees of their termination on May 31, 2023. During the three months ended June 30, 2023, we recorded pre-tax charges of approximately $2.3 million in connection with the workforce reduction, primarily related to employee severance and related benefit costs.

Partial Repurchase of Convertible Senior Notes
On April 14, 2023, we repurchased $118.0 million aggregate principal amount of our 2.95% convertible notes due 2026 (“Convertible Notes”) out of the initially issued principal balance of $236.0 million via a privately negotiated repurchase agreement with Baupost Group Securities, L.L.C., the sole holder of the Convertible Notes, for approximately $96.2 million in cash, including accrued interest, representing a discount of approximately 19% to the principal amount of the repurchased notes. As a result, we recorded a pre-tax gain of approximately $22.6 million in our condensed consolidated statement of operations for the three months ended June 30, 2023. In connection with our partial repurchase of Convertible Notes, we redeemed some of our available-for-sale marketable securities prior to their maturities for net proceeds of $78.9 million. Following the closing of the repurchase, the repurchased notes were cancelled by the Trustee, and $118.0 million principal amount of the Convertible Notes out of the initially issued principal balance of $236.0 million, remains outstanding as of June 30, 2023 and continues to be subject to the terms of the indenture dated as of July 27, 2021 (“Indenture”), pursuant to which they were issued.
Impacts of SVB Closure
On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California regulators and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. On March 12, 2023, the Department of the Treasury, Federal Reserve and FDIC approved actions enabling the FDIC to complete its resolution of SVB in a manner that fully protected all depositors and converted SVB to Silicon Valley Bridge Bank, N.A. As a result, we regained full access to the funds held by SVB. On March 27, 2023, First Citizens Bank & Trust Company (“First Citizens Bank”) entered into an agreement with FDIC to acquire Silicon Valley Bridge Bank, N.A., assuming all customer deposits and certain other liabilities of Silicon Valley Bridge Bank, N.A. As such, our preexisting SVB accounts, our 2021 Revolving Credit Facility, and our existing foreign currency forward contracts, now with First Citizens Bank, have remained in effect and are now fully operational.
As a result of the closure of SVB, our cash flow from operations for the first quarter of 2023 was negatively impacted by the delays in timing of collecting payments from our customers through our operating accounts maintained at SVB. Although we have resumed normal course collections, our second quarter was impacted as we caught up on the March 2023 delays, which have been largely resolved as of June 30, 2023. While this event has impacted the timing of our cash collections during the first half of 2023, we expect it to have limited to no impact for the full year.
Macroeconomic Environment
General worldwide economic conditions have recently experienced significant instability, as well as volatility and disruption in the financial markets, resulting from factors such as the effects of the Russia-Ukraine conflict, the COVID-19 pandemic, bank closures, and general economic uncertainty. The current macroeconomic environment, with variables such as inflation, increased interest rates, bank disruptions, recessionary concerns, bankruptcies, currency exchange rate fluctuations, global supply chain disruptions, and labor market volatility, has negatively impacted our advertisers. Accordingly, these conditions have adversely impacted our business and could, if they continue or worsen, adversely impact us in the future, including if our advertisers were to reduce or further reduce their advertising spending as a result of any of these factors. We continue to monitor our operations, and the operations of those in our ecosystem (including media partners, advertisers, and agencies). These conditions make it difficult for us, our media partners, advertisers, and agencies to accurately forecast and plan future business activities and could cause a further reduction or delay in overall advertising demand and spending or impact our advertisers’ ability to pay, which would negatively impact our business, financial condition, and results of operations.
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

We calculate media partner net revenue retention at the end of each quarter by starting with revenue generated on media partners’ properties during the same period in the prior year, “Prior Period Retention Revenue.” We then calculate the revenue generated on these same media partners’ properties in the current period, “Current Period Retention Revenue.” Current Period Retention Revenue reflects any expansions within the media partner relationships, such as any additional placements or properties on which we extend our recommendations, as well as contraction or attrition. Our media partner net revenue retention in a quarter equals the Current Period Retention Revenue divided by the Prior Period Retention Revenue. To calculate media partner net revenue retention for year-to-date and annual periods, we sum the quarterly Current Period Retention Revenue and divide it by the sum of the quarterly Prior Period Retention Revenue. These amounts exclude certain revenue adjustments and revenue recognized on a net basis. Our media partner net revenue retention was 78% and 79%, respectively, for the three and six months ended June 30, 2023.
Our growth also depends on our ability to secure partnerships with new media partners. New media partners are defined as those relationships in which revenue was not generated in the prior period, except for limited instances where residual revenue was generated on a media partner’s properties. In such instances, the residual revenue would be excluded from net revenue retention above. Revenue generated on new media partners’ properties contributed approximately 12% and 11%, respectively, to revenue growth for the three and six months ended June 30, 2023.
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
Advertiser Retention and Growth
We focus on serving ads that are most likely to deliver engagement, rather than on the price of the ads, which we believe leads to better return on ad spend (“ROAS”) for advertisers. Our growth is partially driven by retaining and expanding the amount of spend by advertisers on our platform, as well as by acquiring new advertisers. Our recent launch of Onyx by Outbrain™ expands Outbrain’s total addressable market to now include top of the funnel marketing dollars while also driving more premium demand.
Improving our platform with functionality and features that increase engagement and ROAS is expected to increase the attractiveness of our platform to existing and new advertisers, while also growing our share of their advertising budgets. We continuously invest in enhancing our technological capabilities to deliver better ROAS and transparency on ad spend, and market these attributes to grow our advertiser base and share of wallet.
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

Onyx by OutbrainTM leverages the strength of Outbrain’s prediction technology engine, accurately pinpointing when, where, and how consumers actively engage with ads. Our Onyx by Outbrain™ reporting capabilities are designed to provide results on attention and impact in order to support a clear path for how user engagement leads to ROAS. Capitalizing on the article browsing experience gives advertisers the ability to tap into an incremental, additional resource of consumer attention.
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
Examples of new environments in which content consumption is expected to grow include connected TVs (“CTV”), screens for autonomous vehicles and public transport, pre-installed applications on new smartphones, smartphone native content feeds, push notifications and email newsletters. We are developing solutions that allow media partners, service providers and manufacturers to provide better curated, personalized and more engaging content feeds and recommendations in these environments. Through our acquisition of vi in the first quarter of 2022, we expanded our video product offerings to new formats and environments, including pre-roll high-impact video formats, delivering a better user experience and more value to our advertisers. With the introduction of Onyx by Outbrain™, we have expanded our investment in providing enterprise brand advertisers with high-impact display and video formats that are designed to drive higher user attention. We plan to continue to evaluate strategic acquisition or investment opportunities as part of our growth strategy in the future.
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
We strongly believe in the transformative power of AI in shaping the future of sustainable media, and have been utilizing AI technology for years to empower both media owners and advertisers in their businesses. We leverage AI in a manner designed to enable media owners to increase their revenues and connect with audiences on their own platforms within the open web. We use machine learning to predict user interest and propensity to convert. We make around 1 billion such predictions every second. Our technology has developed into a robust AI machine learning system and is largely homegrown by our Research and Development team. One of the strongest long-term levers in our business is the continuous improvement of our algorithms and the data sets our algorithms learn from. The more data points we have, the better our CTR predictions and yield potential can be.
Our Smartlogic product dynamically adjusts both the arrangement and the formats of content delivered to a user, depending on the user’s preferences and our media partner’s key performance indicators (“KPIs”), designed to provide a more personalized and engaging feed experience. We continue to invest in media partner and advertiser focused tools, technology, and products as well as privacy-centric solutions. For example, Keystone by Outbrain™ enables a more holistic management of overall revenue for media owners increasingly focused on revenue diversification.
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
Interest Income and Other Income (Expense), net. Interest income and other income (expense), net primarily consists of interest earned on our cash, cash equivalents and investments in marketable securities, discount amortization on our investments in marketable securities, and foreign currency exchange gains and losses. Foreign currency exchange gains and losses, both realized and unrealized, relate to transactions and monetary asset and liability balances denominated in currencies other than the functional currencies, including mark-to-market adjustments on undesignated foreign exchange forward contracts. Foreign currency gains and losses may continue to fluctuate in the future due to changes in foreign currency exchange rates.
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

Results of Operations
We have one operating segment, which is also our reportable segment. The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Condensed Consolidated Statements of Operations:
Revenue	$225,800	$250,883	$457,574	$505,099
Cost of revenue:
Traffic acquisition costs	171,224	191,554	350,800	382,250
Other cost of revenue	10,555	10,610	21,598	20,199
Total cost of revenue	181,779	202,164	372,398	402,449
Gross profit	44,021	48,719	85,176	102,650
Operating expenses:
Research and development	10,041	10,519	19,352	20,947
Sales and marketing	25,896	28,122	51,644	55,517
General and administrative	15,743	12,957	31,149	28,991
Total operating expenses	51,680	51,598	102,145	105,455
Loss from operations	(7,659)	(2,879)	(16,969)	(2,805)
Other income (expense), net:
Gain on repurchase of convertible debt	22,594	—	22,594	—
Interest expense	(1,105)	(1,953)	(2,972)	(3,824)
Interest income and other income (expense), net	1,515	(3,828)	5,375	(4,909)
Total other income (expense), net	23,004	(5,781)	24,997	(8,733)
Income (loss) before provision for income taxes	15,345	(8,660)	8,028	(11,538)
Provision for income taxes	4,063	1,658	2,351	670
Net income (loss)	$11,282	$(10,318)	$5,677	$(12,208)
Other Financial Data:
Research and development as % of revenue	4.4%	4.2%	4.2%	4.1%
Sales and marketing as % of revenue	11.5%	11.2%	11.3%	11.0%
General and administrative as % of revenue	7.0%	5.2%	6.8%	5.7%

Ex-TAC Gross Profit(1)	$54,576	$59,329	$106,774	$122,849
Adjusted EBITDA(1)	$3,503	$5,864	$4,198	$17,472
______________________
(1)Ex-TAC Gross Profit and Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most comparable GAAP financial measures.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Revenue
Revenue decreased $25.1 million or 10.0%, to $225.8 million for the three months ended June 30, 2023 from $250.9 million for the three months ended June 30, 2022. Revenue for the three months ended June 30, 2023 included net favorable foreign currency effects of approximately $0.8 million. Our reported revenue decreased approximately $55.7 million due to net revenue retention of 78% on existing media partners, as we lapped the strong level of ad impressions in the prior year period, as well as continued lower yields due to weaker demand on our platform, reflecting the current macroeconomic conditions and the related impact on advertising spend. This decrease was partially offset by growth of approximately 12%, or $29.7 million, from new media partners.
See "Non-GAAP Reconciliations" for information regarding the constant currency measures provided in this discussion and below to supplement our reported results.

Cost of Revenue and Gross Profit
Traffic acquisition costs decreased $20.4 million, or 10.6%, to $171.2 million for the three months ended June 30, 2023, compared to $191.6 million in the prior year period. The decrease in traffic acquisition costs was primarily due to lower revenue. As a percentage of revenue, traffic acquisition costs decreased 60 basis points to 75.8% for the three months ended June 30, 2023, from 76.4% for the three months ended June 30, 2022.
Other cost of revenue remained nearly flat at $10.6 million for both periods, as higher hosting fees due to continued platform improvements, including increased data processing capacity, were largely offset by lower depreciation expense on server equipment. As a percentage of revenue, other cost of revenue increased 50 basis points to 4.7% for the three months ended June 30, 2023 from 4.2% for the three months ended June 30, 2022.
Gross profit decreased $4.7 million, or 9.6%, to $44.0 million for the three months ended June 30, 2023, compared to $48.7 million for the three months ended June 30, 2022, including net favorable foreign currency effects of approximately $0.5 million. This decline was attributable to the decrease in revenue, as previously described.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit decreased $4.7 million, or 8.0%, to $54.6 million for the three months ended June 30, 2023, from $59.3 million for the three months ended June 30, 2022, including net favorable foreign currency effects of approximately $0.5 million. The decrease in Ex-TAC Gross Profit was primarily driven by lower revenue. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses increased slightly to $51.7 million for the three months ended June 30, 2023, from $51.6 million for the three months ended June 30, 2022. Operating expenses for the three months ended June 30, 2023 included net favorable foreign currency effects of approximately $1.4 million, and increased $1.5 million, or 2.9%, on a constant currency basis, compared to the prior year period. The reported increase in operating expenses primarily reflected severance and related costs of $2.3 million during the three months ended June 30, 2023, increased professional fees of $1.6 million (primarily driven by the absence of the prior year period’s partial insurance recovery of regulatory matter costs), and an increase in provision for credit losses of $1.0 million. These increases were largely offset by lower personnel-related costs of $3.8 million, mainly driven by lower headcount due to our cost reduction initiatives, and a decline of $0.7 million due to the absence of expense on fully amortized intangible assets from a prior acquisition.
The components of operating expenses are discussed below:
•Research and development expenses — decreased $0.5 million, primarily due to lower personnel-related costs, offset in part by severance and related costs recorded during the three months ended June 30, 2023.
•Sales and marketing expenses — decreased $2.2 million, primarily due to lower personnel-related costs of $2.6 million and a decline of $0.7 million due to the absence of expense on fully amortized intangible assets from a prior acquisition, partially offset by $1.5 million of severance and related costs recorded during the three months ended June 30, 2023.
•General and administrative expenses — increased $2.8 million, primarily driven by higher professional fees of $1.6 million, primarily driven by the absence of the prior period’s partial insurance recovery of regulatory matter costs, partially offset by the absence of Sarbanes-Oxley implementation costs. In addition, provision for credit losses increased $1.0 million.
Operating expenses as a percentage of revenue increased 230 basis points to 22.9% for the three months ended June 30, 2023 from 20.6% for the three months ended June 30, 2022, primarily due to lower revenues and higher expenses associated with severance and related costs recorded during the three months ended June 30, 2023. We expect our ongoing operating expenses to decrease on an absolute basis due to cost saving from our global workforce reduction executed in 2023 to adjust to the continued macroeconomic uncertainty.

Total Other Income (Expense), Net
Total other income (expense), net, increased $28.8 million to income of $23.0 million for the three months ended June 30, 2023, compared to an expense of $5.8 million for the three months ended June 30, 2022, primarily due to a pre-tax gain of approximately $22.6 million recorded during the three months ended June 30, 2023 in connection with the partial repurchase of our Convertible Notes. The increase in total other income (expense), net was also attributable to a favorable change of $3.3 million due to net unfavorable prior period mark-to-market adjustments on undesignated foreign exchange forward contracts used to manage our foreign currency exchange risk on net cash flows from our non-U.S. dollar denominated operations, $1.3 million of net investment income recorded during the three months ended June 30, 2023 in connection with our investment program initiated in July 2022, and lower interest expense of $0.8 million due to lower outstanding principal balance of Convertible Notes.
Provision for Income Taxes
Provision for income taxes was $4.1 million for the three months ended June 30, 2023, compared to $1.7 million for the three months ended June 30, 2022, primarily due to a greater pre-tax income (which included a pre-tax gain of approximately $22.6 million on the partial repurchase of our Convertible Notes), partially offset by a deduction related to foreign-derived intangible income for the three months ended June 30, 2023. Our effective tax rate increased to 26.5% in the three months ended June 30, 2023, compared to (19.1)% in the three months ended June 30, 2022, which reflected the tax impact related to the profitability of non-U.S. jurisdictions combined with a loss from operations in the three months ended June 30, 2022.
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
Net Income (Loss)
As a result of the foregoing, we recorded net income of $11.3 million for the three months ended June 30, 2023, as compared to net loss of $10.3 million for the three months ended June 30, 2022.
Adjusted EBITDA
Our Adjusted EBITDA decreased $2.4 million to $3.5 million for the three months ended June 30, 2023 from $5.9 million for the three months ended June 30, 2022, due to lower Ex-TAC Gross Profit, partially offset by lower operating expenses, as previously described. Our Adjusted EBITDA for the three months ended June 30, 2023 included net favorable foreign currency effects of approximately $1.9 million. See “Non-GAAP Reconciliations” for the related definitions of Adjusted EBITDA and reconciliations to our net income.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Revenue
Revenue decreased $47.5 million, or 9.4%, to $457.6 million for the six months ended June 30, 2023 from $505.1 million for the six months ended June 30, 2022. Revenue for the six months ended June 30, 2023 included net unfavorable foreign currency effects of approximately $4.9 million, and decreased $42.6 million, or 8.4%, on a constant currency basis, compared to the prior year period. Our reported revenue decreased approximately $107.3 million due to net revenue retention of 79% on existing media partners, as we have experienced lower yields mainly due to weaker demand on our platform, reflecting the current macroeconomic conditions and the related impact on advertising spend, as well as due to unfavorable foreign currency effects. This decrease was partially offset by growth of approximately 11%, or $58.1 million, from new media partners.

See "Non-GAAP Reconciliations" for information regarding the constant currency measures provided in this discussion and below to supplement our reported results.
Cost of Revenue and Gross Profit
Traffic acquisition costs decreased $31.5 million, or 8.2%, to $350.8 million for the six months ended June 30, 2023, compared to $382.3 million in the prior year period. Traffic acquisition costs included net favorable foreign currency effects of approximately $4.8 million, and decreased $26.7 million, or 7.0%, on a constant currency basis, compared to the prior year period. The decrease in traffic acquisition costs was lower than the decrease in our revenue due to an unfavorable revenue mix and lower performance from certain deals. As a percentage of revenue, traffic acquisition costs increased 100 basis points to 76.7% for the six months ended June 30, 2023, from 75.7% for the six months ended June 30, 2022.
Other cost of revenue increased $1.4 million, or 6.9%, to $21.6 million for the six months ended June 30, 2023, compared to $20.2 million in the prior year period, primarily due to higher hosting fees due to continued platform improvements, including increased data processing capacity, partially offset by lower depreciation expense on server equipment. As a percentage of revenue, other cost of revenue increased 70 basis points to 4.7% for the six months ended June 30, 2023 from 4.0% for the six months ended June 30, 2022.
Gross profit decreased $17.4 million, or 17.0%, to $85.2 million for the six months ended June 30, 2023, compared to $102.6 million for the six months ended June 30, 2022, which was attributable to the decrease in revenue exceeding the decrease in the cost of revenue, as previously described.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit decreased $16.0 million, or 13.1%, to $106.8 million for the six months ended June 30, 2023, from $122.8 million for the six months ended June 30, 2022. The decrease in Ex-TAC Gross Profit was primarily driven by lower revenue, as well as unfavorable revenue mix and lower performance from certain deals. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses decreased $3.4 million, or 3.1%, to $102.1 million for the six months ended June 30, 2023, from $105.5 million for the six months ended June 30, 2022. Operating expenses for the six months ended June 30, 2023 included net favorable foreign currency effects of approximately $4.5 million, and increased $1.1 million, or 1.0%, on a constant currency basis, compared to the prior year period. The reported decrease in operating expenses was primarily attributable to lower personnel-related costs of $8.3 million, mainly driven by lower headcount due to our cost reduction initiatives, a decline of $0.7 million due to the absence of expense on fully amortized intangible assets from a prior acquisition, and lower insurance costs of $0.7 million. These decreases were partially offset by an increase in the provision for credit losses of $3.9 million and severance and related costs of $3.1 million recorded during the six months ended June 30, 2023.
The components of operating expenses are discussed below:
•Research and development expenses — decreased $1.6 million, primarily due to lower personnel-related costs, offset in part by severance and related costs recorded during the six months ended June 30, 2023.
•Sales and marketing expenses — decreased $3.9 million, primarily due to lower personnel-related costs of $4.8 million mainly driven by lower headcount due to our cost reduction initiatives, and a decline of $0.7 million due to the absence of expense on fully amortized intangible assets from a prior acquisition, partially offset by $2.3 million of severance and related costs recorded during the six months ended June 30, 2023.
•General and administrative expenses — increased $2.1 million, primarily driven by an increase in the provision for credit losses of $3.9 million, partially offset by lower net personnel related costs of $0.9 million, and lower insurance costs of $0.7 million.
Operating expenses as a percentage of revenue increased 140 basis points to 22.3% for the six months ended June 30, 2023 from 20.9% for the six months ended June 30, 2022, primarily due to lower revenues and higher expenses associated with severance and related costs recorded during the six months ended June 30, 2023.

Total Other Income (Expense), Net
Total other income (expense), net, increased $33.7 million, to income of $25.0 million for the six months ended June 30, 2023, compared to an expense of $8.7 million for the six months ended June 30, 2022, primarily due to a pre-tax gain of approximately $22.6 million recorded during the six months ended June 30, 2023 in connection with the partial repurchase of our Convertible Notes. The increase in total other income (expense), net was also attributable to a favorable change of $3.9 million due to net unfavorable prior period mark-to-market adjustments on undesignated foreign exchange forward contracts used to manage our foreign currency exchange risk on net cash flows from our non-U.S. dollar denominated operations, $3.7 million of net investment income recorded during the three months ended June 30, 2023 in connection with our investment program initiated in July 2022, and lower interest expense of $0.8 million due to lower outstanding principal balance of Convertible Notes.
Provision for Income Taxes
Provision for income taxes was $2.4 million for the six months ended June 30, 2023, compared to $0.7 million for the six months ended June 30, 2022, primarily due to a higher pre-tax income (which included a pre-tax gain of approximately $22.6 million on the partial repurchase of our Convertible Notes), partially offset by a deduction related to foreign-derived intangible income for the six months ended June 30, 2023. Our effective tax rate increased to 29.3% in the six months ended June 30, 2023, compared to (5.8)% in the six months ended June 30, 2022, which reflected the tax impact related to the profitability of non-U.S. jurisdictions combined with a loss from operations in the six months ended June 30, 2022.
Our future effective tax rate may be affected by the geographic mix of earnings in countries with different statutory rates. Additionally, our future effective tax rate may be affected by our ongoing assessment of the need for a valuation allowance on our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, tax planning initiatives, as well as certain discrete items. See the “Provision for Income Taxes” disclosure in the three-month discussion above for expected impacts of the recent tax legislation.
Net Income (Loss)
As a result of the foregoing, we recorded net income of $5.7 million for the six months ended June 30, 2023, as compared to net loss of $12.2 million for the six months ended June 30, 2022.
Adjusted EBITDA
Our Adjusted EBITDA decreased $13.3 million to $4.2 million for the six months ended June 30, 2023 from $17.5 million for the six months ended June 30, 2022, primarily due to lower Ex-TAC Gross Profit, partially offset by lower operating expenses, as previously described. Our Adjusted EBITDA for the six months ended June 30, 2023 included net favorable foreign currency effects of approximately $4.1 million. See “Non-GAAP Reconciliations” for the related definitions of Adjusted EBITDA and reconciliations to our net income.
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
The following table presents the reconciliation of Ex-TAC Gross Profit to gross profit, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Revenue	$225,800	$250,883	$457,574	$505,099
Traffic acquisition costs	(171,224)	(191,554)	(350,800)	(382,250)
Other cost of revenue	(10,555)	(10,610)	(21,598)	(20,199)
Gross profit	44,021	48,719	85,176	102,650
Other cost of revenue	10,555	10,610	21,598	20,199
Ex-TAC Gross Profit	$54,576	$59,329	$106,774	$122,849
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before gain on repurchase of convertible debt; interest expense; interest income and other income (expense), net; provision for income taxes; depreciation and amortization; stock-based compensation, and other income or expenses that we do not consider indicative of our core operating performance, including, but not limited to merger and acquisition costs, certain public company implementation related costs, regulatory matter costs, and severance costs related to our cost saving initiatives. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period.
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

The following table presents the reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net income (loss)	$11,282	$(10,318)	$5,677	$(12,208)
Gain on repurchase of convertible debt	(22,594)	—	(22,594)	—
Interest expense	1,105	1,953	2,972	3,824
Interest income and other income (expense), net	(1,515)	3,828	(5,375)	4,909
Provision for income taxes	4,063	1,658	2,351	670
Depreciation and amortization	4,875	6,756	10,816	13,024
Stock-based compensation	3,496	3,357	6,107	6,090
Regulatory matter costs	486	(1,980)	1,096	(261)
Merger and acquisition costs, public company implementation costs (1)	—	610	—	1,424
Severance and related costs	2,305	—	3,148	—
Adjusted EBITDA	$3,503	$5,864	$4,198	$17,472

Net income (loss) as % of gross profit	25.6%	(21.2)%	6.7%	(11.9)%
Adjusted EBITDA as % of Ex-TAC Gross Profit	6.4%	9.9%	3.9%	14.2%
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
The following table presents the reconciliation of free cash flow to net cash used in operating activities.

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net cash used in operating activities	$(18,651)	$(1,130)
Purchases of property and equipment	(5,091)	(10,355)
Capitalized software development costs	(5,503)	(6,333)
Free cash flow	$(29,245)	$(17,818)
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
As of June 30, 2023, our available liquidity was follows:

June 30, 2023
(In thousands)
Cash and cash equivalents (1)	$59,802
Short-term investments	113,168
Long-term investments	44,828
Revolving Credit Facility (2)	60,056
Total	$277,854
_____________________________________________
(1) As of June 30, 2023, approximately $34.4 million of our cash and cash equivalents was held outside of the United States by our non-U.S. subsidiaries. We currently do not have any plans to repatriate our earnings from our foreign subsidiaries. We intend to continue to reinvest our earnings from foreign operations for the foreseeable future, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
(2) As discussed above in “Recent Developments,” we had a revolving credit facility (“2021 Revolving Credit Facility”) with SVB, which has been closed by the regulators. On March 27, 2023, First Citizens Bank entered into an agreement with FDIC to acquire Silicon Valley Bridge Bank, N.A., assuming all customer deposits and certain other liabilities of Silicon Valley Bridge Bank, N.A. As a result, our 2021 Revolving Credit Facility remained in effect with First Citizens Bank. The 2021 Revolving Credit Facility provides, subject to borrowing availability and certain other conditions, for revolving loans in an aggregate principal amount of up to $75.0 million (the “Facility”), with a $15.0 million sub-facility for letters of credit. Our borrowing availability under the Facility is calculated by reference to a borrowing base which is determined by specified percentages of eligible accounts receivable, based on the defined borrowing formula. On July 18, 2023, we entered into a first amendment to the 2021 Revolving Credit Facility agreement by and among Silicon Valley Bank, a division of First Citizens Bank and Trust Company, to convert the borrowing rate from LIBOR to SOFR and reduce the required level of domestic cash deposits the Company is required to maintain at SVB. The Facility will terminate on the earlier of (i) November 2, 2026 or (ii) 120 days prior to the maturity date of the Convertible Senior Notes, unless the Convertible Notes have been converted to our common equity securities.
The 2021 Revolving Credit Facility contains representations and warranties, including, without limitation, with respect to collateral; accounts receivable; financials; litigation, indictment and compliance with laws; disclosure and no material adverse effect, each of which is a condition to funding. Additionally, the 2021 Revolving Credit Facility includes events of default and customary affirmative and negative covenants applicable to us and our subsidiaries, including, without limitation, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, restricted payments, and prepayment of the Convertible Notes and of junior indebtedness. The 2021 Revolving Credit Facility contains a financial covenant that requires, in the event that credit extensions under the Facility equal or exceed 85% of the lesser of the available commitments under the Facility or upon the occurrence of an event of defaults, our Company to maintain a minimum consolidated monthly fixed charge coverage ratio of 1.00. We were in compliance with all of the financial covenants under the 2021 Revolving Credit Facility as of June 30, 2023 and December 31, 2022. See Note 10 to the accompanying condensed consolidated financial statements for information relating to our 2021 Revolving Credit Facility.
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
Long-term debt
As of December 31, 2022, we had $236.0 million principal amount of Convertible Notes, which mature on July 27, 2026, unless earlier converted, redeemed, or repurchased. Interest on the Convertible Notes is payable semi-annually in arrears on January 27 and July 27 of each year, at a rate of 2.95% per year.
As discussed above in “Recent Developments,” on April 14, 2023, we repurchased $118.0 million aggregate principal amount of Convertible Notes out of the initially issued principal balance of $236.0 million, for approximately $96.2 million in cash, including accrued interest, representing a 19% discount to par value. The remaining $118.0 million principal amount of the Convertible Notes remains outstanding and continues to be subject to the terms of the Indenture pursuant to which they were issued.
See Note 10 to the accompanying condensed consolidated financial statements for additional information relating to our Convertible Notes.
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
Share Repurchases
On December 14, 2022, our Board approved a new stock repurchase program, authorizing us to repurchase up to $30 million of our common stock, par value $0.001 per share, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase program may be commenced, suspended, or terminated at any time at our discretion without prior notice. During the six months ended June 30, 2023 and 2022 we repurchased 1,513,073 shares and 1,388,317 shares, respectively, with a fair value of $7.1 million and $7.5 million, respectively, under our share repurchase program. As of June 30, 2023, the remaining availability under our $30 million share repurchase program was $22.9 million.
In addition, we periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of our equity incentive plans and the underlying award agreements. During the six months ended June 30, 2023 and 2022, we withheld 90,267 shares and 156,501 shares, respectively, with a fair value of $0.4 million and $2.1 million, respectively, to satisfy the minimum employee tax withholding obligations.
Capital Expenditures
Our cash flow from investing activities primarily consists of capital expenditures and capitalized software development costs. We spent $5.1 million in capital expenditures during the six months ended June 30, 2023, and currently anticipate that our capital expenditures for 2023 will be between $10 million and $13 million, primarily relating to expenditures for servers and related equipment, leasehold improvements, and other equipment. However, actual amounts may vary from these estimates.

Cash Flows
The following table summarizes the major components of our net cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net cash used in operating activities	$(18,651)	$(1,130)
Net cash provided by (used in) investing activities	79,398	(51,309)
Net cash used in financing activities	(105,277)	(7,690)
Effect of exchange rate changes	(1,246)	(3,875)
Net decrease in cash, cash equivalents and restricted cash	$(45,776)	$(64,004)
Operating Activities
Net cash related to operating activities decreased $17.6 million, to cash used in operating activities of $18.7 million for the six months ended June 30, 2023, as compared to cash used in operating activities of $1.1 million for the six months ended June 30, 2022. Net cash related to our working capital declined $13.0 million, primarily reflecting lower profitability and the timing of payments, offset in part by lower prepayments made to media partners in connection with long-term contracts. In addition, net income after non-cash adjustments declined $6.2 million during the six months ended June 30, 2023, compared to the same prior year period.
Our free cash flow for the six months ended June 30, 2023 was use of cash of $29.2 million, as compared to use of cash of $17.8 million for the six months ended June 30, 2022, reflecting lower operating cash flow, as discussed above, partially offset by lower capital expenditures in the six months ended June 30, 2023. Free cash flow is a supplemental non-GAAP financial measure. See “Non-GAAP Reconciliations” for the related definition and a reconciliation to net cash provided by operating activities.
Investing Activities
Net cash related to investing activities increased $130.7 million, to net cash provided by investing activities of $79.4 million in the six months ended June 30, 2023 from net cash used in investing activities $51.3 million in the six months ended June 30, 2022. This increase was primarily due to net proceeds of $90.3 million during the six months ended June 30, 2023 from sales and maturities of marketable securities under our investment program initiated in July 2022 (net of purchases), a higher use of cash of $34.2 million in the prior year period for consideration paid, net of cash acquired for our acquisition of vi, and lower capital expenditures of $5.3 million in the six months ended June 30, 2023, primarily attributable to higher purchases of servers and related equipment during the six months ended June 30, 2022.
Financing Activities
Net cash related to financing activities decreased $97.6 million to cash used in financing activities of $105.3 million in the six months ended June 30, 2023, from cash used in financing activities of $7.7 million in the six months ended June 30, 2022. This decrease was primarily attributable to $96.2 million of cash used to repurchase half of the Company’s Convertible Notes in April 2023, and a $3.8 million decline in proceeds from exercises of stock options and warrants, partially offset by lower treasury share repurchases of $2.0 million in the six months ended June 30, 2022.
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
During the six months ended June 30, 2023, the U.S. Dollar strengthened against most of the currencies of the countries in which we operate, which had an impact on our operating results, as further described in Item 2, “Results of Operations.” The effect of a hypothetical 10% increase or decrease in our weighted-average exchange rates on our revenue, cost of revenue and operating expenses denominated in foreign currencies would result in a $1.8 million unfavorable or favorable change to our operating income for three months ended June 30, 2023 and $3.6 million unfavorable or favorable change to our operating income for the six months ended June 30, 2023.
Interest Rate Risk
Our exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, investments, and any future borrowings under our 2021 Revolving Credit Facility. There have been no amounts outstanding under our 2021 Revolving Credit Facility since we amended and restated our loan agreement in November 2021. Long-term debt recorded on our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 was $118.0 million and $236.0 million, respectively, and and bears a fixed rate of interest.
As of June 30, 2023, our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents of $59.8 million and our investments in marketable securities of $158.0 million, which consist of U.S. Treasuries, U.S. government bonds, commercial paper, and U.S. corporate bonds, with maturities from three months to two years from the date of purchase. The primary objectives of our investment program are focused on achieving maximum returns within our investment policy parameters, while preserving capital and maintaining sufficient liquidity. We plan to actively monitor our exposure to the fair value of our investment portfolio in accordance with our policies and procedures, which include monitoring market conditions, to minimize investment risk.
A 100-basis point change in interest rates as of June 30, 2023 would change the fair value of our investment portfolio by approximately $1.1 million. Since our debt investments are classified as available-for-sale, the unrealized gains and losses related to fluctuations in market volatility and interest rates are reflected within accumulated other comprehensive income (loss) within stockholders’ equity in our condensed consolidated balance sheets.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-Chief Executive Officers (“co-CEOs”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), as of June 30, 2023. Based on such evaluation, our co-CEOs and CFO have concluded that as of June 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Part II Other Information
Item 1. Legal Proceedings
Information with respect to this item may be found in Note 12 in the accompanying notes to the condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Report, under “Legal Proceedings and Other Matters,” which is incorporated herein by reference.
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
In addition, we may from time to time withhold shares in connection with tax obligations related to vesting of restricted stock units in accordance with the terms of our equity incentive plans and the underlying award agreements. The below table sets forth the repurchases of our common stock for the three months ended June 30, 2023:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit) (2)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (in thousands)
April 2023	23,563	$4.39	—	$23,897
May 2023	2,458	$3.72	—	$23,897
June 2023	216,044	$4.93	200,000	$22,912
TOTAL	242,065	$4.86	200,000
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
Item 5. Other Information.
(a) None.
(b) None.
(c) None.

EXHIBIT INDEX

Exhibit No.	Description
10.1
Note Repurchase Agreement, dated as of April 13, 2023, between the Company and Baupost (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023).

10.2*	First Amendment to the Second Amended Restated Loan and Security Agreement, dated July 18, 2023 by and between the Company and Silicon Valley Bank (a division of First-Citizens Bank & Trust Company.
31.1*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*❖	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________
* Filed herewith.
❖ This certification is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2023.

OUTBRAIN INC.

By:	/s/ David Kostman
Name: David Kostman
Title: Co-Chief Executive Officer

By:	/s/ Jason Kiviat
Name: Jason Kiviat
Title: Chief Financial Officer (Principal Financial Officer)