Form 10-Q
period 2023-09-30
Outbrain Inc.
filed 2023-11-07
CIK 1454938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of October 31, 2023, Outbrain Inc. had 50,155,414 shares of common stock outstanding.

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
•factors that affect advertising demand and spending, such as the continuation or worsening of unfavorable economic or business conditions or downturns, instability or volatility in financial markets, and other events or factors outside of our control, such as U.S. and global recession concerns, geopolitical concerns, including the ongoing wars between Ukraine-Russia and Israel-Hamas, supply chain issues, inflationary pressures, labor market volatility, bank closures or disruptions, the pace of recovery or any resurgences of the COVID-19 pandemic, and the impact of unfavorable economic conditions and other factors that have and may further impact advertisers’ ability to pay;
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
•conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may limit our ability to market, support and innovate on our products due to the impact on our employees as well as our advertisers and their advertising markets, which would lead to a decrease in revenues and adversely affect our operations;
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

Part I Financial Information
Item 1. Financial Statements
OUTBRAIN INC.
Condensed Consolidated Balance Sheets
(In thousands, except for number of shares and par value)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$64,549	$105,580
Short-term investments in marketable securities	104,052	166,905
Accounts receivable, net of allowances	171,239	181,258
Prepaid expenses and other current assets	47,009	46,761
Total current assets	386,849	500,504
Non-current assets:
Long-term investments in marketable securities	45,339	78,761
Property, equipment and capitalized software, net	43,198	39,890
Operating lease right-of-use assets, net	12,657	11,065
Intangible assets, net	21,233	24,574
Goodwill	63,063	63,063
Deferred tax assets	37,046	35,735
Other assets	21,089	27,556
TOTAL ASSETS	$630,474	$781,148

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$125,724	$147,653
Accrued compensation and benefits	16,510	19,662
Accrued and other current liabilities	117,460	126,092
Deferred revenue	6,832	6,698
Total current liabilities	266,526	300,105
Non-current liabilities:
Long-term debt	118,000	236,000
Operating lease liabilities, non-current	9,940	8,445
Other liabilities	17,602	18,812
TOTAL LIABILITIES	$412,068	$563,362

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock, par value of $0.001 per share − one billion shares authorized, 61,219,485 shares issued and 50,598,994 shares outstanding as of September 30, 2023; one billion shares authorized, 60,175,020 shares issued and 52,226,745 shares outstanding as of December 31, 2022.	61	60
Preferred stock, par value of $0.001 per share − 100,000,000 shares authorized, none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	465,401	455,831
Treasury stock, at cost − 10,620,491 shares as of September 30, 2023 and 7,948,275 shares as of December 31, 2022	(62,419)	(49,168)
Accumulated other comprehensive loss	(11,798)	(9,913)
Accumulated deficit	(172,839)	(179,024)
TOTAL STOCKHOLDERS’ EQUITY	218,406	217,786
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$630,474	$781,148

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Operations
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$230,015	$229,017	$687,589	$734,116
Cost of revenue:
Traffic acquisition costs	173,224	176,347	524,024	558,597
Other cost of revenue	10,401	10,756	31,999	30,955
Total cost of revenue	183,625	187,103	556,023	589,552
Gross profit	46,390	41,914	131,566	144,564
Operating expenses:
Research and development	8,681	9,911	28,033	30,858
Sales and marketing	21,472	26,852	73,116	82,369
General and administrative	13,617	12,224	44,766	41,215
Total operating expenses	43,770	48,987	145,915	154,442
Income (loss) from operations	2,620	(7,073)	(14,349)	(9,878)
Other (expense) income, net:
Gain on repurchase of convertible debt	—	—	22,594	—
Interest expense	(1,456)	(1,924)	(4,428)	(5,748)
Interest income and other income (expense), net	358	3,199	5,733	(1,710)
Total other (expense) income, net	(1,098)	1,275	23,899	(7,458)
Income (loss) before provision for income taxes	1,522	(5,798)	9,550	(17,336)
Provision (benefit) for income taxes	1,014	(1,174)	3,365	(504)
Net income (loss)	$508	$(4,624)	$6,185	$(16,832)

Weighted average shares outstanding:
Basic	50,881,194	55,232,611	51,178,127	56,679,302
Diluted	51,240,968	55,232,611	57,696,222	56,679,302

Net income (loss) per common share:
Basic	$0.01	$(0.08)	$0.12	$(0.30)
Diluted	$0.01	$(0.08)	$(0.15)	$(0.30)

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$508	$(4,624)	$6,185	$(16,832)
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	(2,013)	(2,667)	(4,750)
Unrealized gains (losses) on available-for-sale investments in debt securities (net of taxes of $(64) and $447, respectively, for the three months ended September 30, 2023 and 2022, and $(232) and $447, respectively, for the nine months ended September 30, 2023 and 2022)	212	(1,937)	782	(1,937)
Total other comprehensive income (loss)	206	(3,950)	(1,885)	(6,687)
Comprehensive income (loss)	$714	$(8,574)	$4,300	$(23,519)
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except for number of shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2023	60,175,020	$60	$455,831	(7,948,275)	$(49,168)	$(9,913)	$(179,024)	$217,786
Vesting of restricted stock units, net of shares withheld for taxes	281,469	—	—	(48,202)	(213)	—	—	(213)
Shares repurchased under the share repurchase program	—	—	—	(1,313,073)	(6,142)	—	—	(6,142)
Stock-based compensation	—	—	2,895	—	—	—	—	2,895
Other comprehensive loss	—	—	—	—	—	(800)	—	(800)
Net loss	—	—	—	—	—	—	(5,605)	(5,605)
Balance – March 31, 2023	60,456,489	$60	$458,726	(9,309,550)	$(55,523)	$(10,713)	$(184,629)	$207,921
Vesting of restricted stock units, net of shares withheld for taxes	400,139	1	(1)	(42,065)	(189)	—	—	(189)
Shares repurchased under the share repurchase program	—	—	—	(200,000)	(988)	—	—	(988)
Stock-based compensation	—	—	3,484	—	—	—	—	3,484
Other comprehensive loss	—	—	—	—	—	(1,291)	—	(1,291)
Net income	—	—	—	—	—	—	11,282	11,282
Balance – June 30, 2023	60,856,628	$61	$462,209	(9,551,615)	$(56,700)	$(12,004)	$(173,347)	$220,219
Vesting of restricted stock units, net of shares withheld for taxes	362,857	—	—	(37,776)	(193)	—	—	(193)
Shares repurchased under the share repurchase program	—	—	—	(1,031,100)	(5,526)	—	—	(5,526)
Stock-based compensation	—	—	3,192	—	—	—	—	3,192
Other comprehensive income	—	—	—	—	—	206	—	206
Net income	—	—	—	—	—	—	508	508
Balance – September 30, 2023	61,219,485	$61	$465,401	(10,620,491)	$(62,419)	$(11,798)	$(172,839)	$218,406

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2022	58,015,075	$58	$434,945	(1,313,681)	$(16,504)	$(4,474)	$(157,250)	$256,775
Exercise of employee stock options, warrants and restricted stock awards, net of shares withheld for taxes	411,855	1	2,273	(95,138)	(1,425)	—	—	849
Vesting of restricted stock units, net of shares withheld for taxes	211,713	—	—	(22,499)	(293)	—	—	(293)
Acquisition stock consideration	355,786	—	4,190	—	—	—	—	4,190
Stock-based compensation	—	—	2,810	—		—	—	2,810
Other comprehensive loss	—	—	—	—	—	(741)	—	(741)
Net loss	—	—	—	—	—	—	(1,890)	(1,890)
Balance – March 31, 2022	58,994,429	$59	$444,218	(1,431,318)	$(18,222)	$(5,215)	$(159,140)	$261,700
Exercise of stock options, net of shares withheld for taxes	284,130	—	1,479	—	—	—	—	1,479
Vesting of restricted stock units, net of shares withheld for taxes	264,098	1	(1)	(38,864)	(353)	—	—	(353)
Shares repurchased under the share repurchase program	—	—	—	(1,388,317)	(7,501)	—	—	(7,501)
Stock-based compensation	—	—	3,586	—	—	—	—	3,586
Other comprehensive loss	—	—	—	—	—	(1,996)	—	(1,996)
Net loss	—	—	—	—	—	—	(10,318)	(10,318)
Balance – June 30, 2022	59,542,657	$60	$449,282	(2,858,499)	$(26,076)	$(7,211)	$(169,458)	$246,597
Exercise of stock options, net of shares withheld for taxes	88,966	—	191	—	—	—	—	191
Vesting of restricted stock units, net of shares withheld for taxes	252,161	—	—	(47,577)	(240)	—	—	(240)
Shares repurchased under the share repurchase program	—	—	—	(3,394,326)	(16,078)	—	—	(16,078)
Stock-based compensation	—	—	3,085	—	—	—	—	3,085
Other comprehensive loss	—	—	—	—	—	(3,950)	—	(3,950)
Net loss	—	—	—	—	—	—	(4,624)	(4,624)
Balance – September 30, 2022	59,883,784	$60	$452,558	(6,300,402)	$(42,394)	$(11,161)	$(174,082)	$224,981
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,185	$(16,832)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on repurchase of convertible debt	(22,594)	—
Depreciation and amortization of property and equipment	5,195	8,061
Amortization of capitalized software development costs	7,261	7,061
Amortization of intangible assets	3,301	4,694
Amortization of discount on marketable securities	(2,875)	(765)
Stock-based compensation	9,153	8,795
Non-cash operating lease expense	3,361	3,224
Provision for credit losses	6,077	2,209
Deferred income taxes	(2,834)	(8,363)
Other	(234)	1,339
Changes in operating assets and liabilities:
Accounts receivable	3,993	16,793
Prepaid expenses and other current assets	(1,566)	(8,189)
Accounts payable and other current liabilities	(28,355)	(32,417)
Operating lease liabilities	(3,279)	(3,042)
Deferred revenue	97	1,904
Other non-current assets and liabilities	5,383	2,261
Net cash used in operating activities	(11,731)	(13,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of cash acquired	(312)	(45,151)
Purchases of property and equipment	(7,870)	(10,851)
Capitalized software development costs	(7,864)	(9,493)
Purchases of marketable securities	(86,885)	(209,004)
Proceeds from sales and maturities of marketable securities	186,650	—
Other	(9)	(83)
Net cash provided by (used in) investing activities	83,710	(274,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt obligations	(96,170)	—
Proceeds from exercise of common stock options and warrants	—	3,944
Treasury stock repurchases and share withholdings on vested awards	(13,251)	(25,890)
Principal payments on finance lease obligations	(1,477)	(2,582)
Payment of contingent consideration liability up to acquisition-date fair value	(547)	—
Net cash used in financing activities	(111,445)	(24,528)

Effect of exchange rate changes	(1,568)	(5,175)

Net decrease in cash, cash equivalents and restricted cash	(41,034)	(317,552)
Cash, cash equivalents and restricted cash — Beginning	105,765	455,592
Cash, cash equivalents and restricted cash — Ending	$64,731	$138,040

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$64,549	$137,871
Restricted cash, included in other assets	$182	$169
Total cash, cash equivalents, and restricted cash	$64,731	$138,040

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$7,548	$4,101
Cash paid for interest	$6,240	$7,356

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock consideration issued for acquisition of a business	$—	$4,190
Purchases of property and equipment included in accounts payable	$2,439	$2,357
Operating lease right-of-use assets obtained in exchange for lease obligations	$4,505	$1,153
Acquisition consideration payable	$258	$1,195
Stock-based compensation capitalized for software development costs	$418	$686

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
Cash and Cash Equivalents and Investments
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash on hand and highly liquid investments in money market funds, U.S. government bonds, U.S. treasuries and commercial paper. Most of the Company’s cash deposits are above the $250,000 Federal Deposit Insurance Corporation (“FDIC”) limit and, therefore, not insured.
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
The Company generally does not require collateral to secure accounts receivable. No single marketer accounted for 10% or more of the Company’s total revenue for the three and nine months ended September 30, 2023 or 2022, or 10% or more of its gross accounts receivable balance as of September 30, 2023 and December 31, 2022.
During the three and nine months ended September 30, 2023 and 2022, none of the Company’s media owners accounted for 10% of its total traffic acquisition costs.
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
2. Revenue Recognition
The following table presents total revenue based on where the Company’s advertisers are physically located:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
USA	$70,018	$76,728	$211,123	$247,384
Europe, the Middle East and Africa (EMEA)	136,085	125,766	404,325	405,734
Other	23,912	26,523	72,141	80,998
Total revenue	$230,015	$229,017	$687,589	$734,116

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contract Balances. There were no contract assets as of September 30, 2023 or December 31, 2022. Contract liabilities primarily relate to advance payments and consideration received from customers. As of September 30, 2023 and December 31, 2022, the Company’s contract liabilities were recorded as deferred revenue in its condensed consolidated balance sheets.
3. Acquisition
On January 5, 2022, the Company acquired all of the outstanding shares of video intelligence AG (“vi”), a Swiss-based contextual video technology company for digital media owners, for an aggregate purchase price of approximately $54.2 million, which was paid in the form of cash and Outbrain common stock. The equity portion of the purchase price was comprised of 355,786 shares of the Company’s common stock with a fair value of $4.2 million. The first installment of $37.3 million in cash and the equity portion were paid at closing, an additional $10.6 million was paid in the third quarter of 2022, and $1.2 million was paid in 2023. The consideration paid during the first quarter of 2023 included $0.9 million of contingent consideration, $0.5 million of which was recognized on the acquisition date, and $0.4 million recorded as a fair value adjustment in the Company’s consolidated statement of operations for the year ended December 31, 2022, based on the market price of the Company’s stock determined one year from closing. This acquisition expanded the Company’s video product offerings to include in-stream high-quality video content, delivering a better user experience and more value to its advertisers.
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
4. Restructuring
On May 31, 2023, the Company announced a reduction in its global workforce of approximately 10%, to adjust to the continued macroeconomic uncertainty, create additional operating efficiencies, and support the Company’s strategic growth and profitability objectives. As a result, the Company recorded pre-tax charges of approximately $2.3 million for employee severance and related benefit costs in its condensed consolidated statement of operations for the second quarter of 2023, $1.5 million of which was recorded within sales and marketing expenses, $0.4 million within research and development expenses, and $0.4 million within general and administrative expenses. These costs were in addition to $0.8 million of severance and related costs related to reorganization activities undertaken in in the first quarter of 2023.
As of September 30, 2023, accrued severance and related liabilities recorded within accrued compensation and benefits in the Company’s condensed consolidated balance sheet were $0.1 million, reflecting cash payments of $3.0 million made during the nine months ended September 30, 2023, with the remainder expected to be paid during the fourth quarter of 2023.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. Investments in Marketable Securities
All of the Company’s debt securities are classified as available-for-sale. The Company’s cash equivalents and investments as of September 30, 2023 and December 31, 2022 consisted of the following:

		September 30, 2023
(In thousands)	Fair Value Level	Amortized cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments	Long-term investments
Money market funds	1	$17,109	$—	$—	$17,109	$17,109	$—	$—
U.S. Treasuries	2	13,677	—	(67)	13,610	2,987	10,623	—
U.S. government bonds	2	39,719	—	(299)	39,420	—	34,003	5,417
Commercial paper	2	23,013	—	(23)	22,990	1,988	21,002	—
U.S. Corporate bonds	2	78,981	—	(635)	78,346	—	38,424	39,922
Total cash equivalents and investments		$172,499	$—	$(1,024)	$171,475	$22,084	$104,052	$45,339

		December 31, 2022
(In thousands)	Fair Value Level	Amortized cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments	Long-term investments
Money market funds	1	$39,198	$—	$—	$39,198	$39,198	$—	$—
U.S. Treasuries	2	31,721	—	(317)	31,404	—	23,701	7,703
U.S. government bonds	2	77,259	—	(899)	76,360	—	52,254	24,106
Commercial paper	2	43,126	3	(161)	42,968	—	42,968	—
U.S. Corporate bonds	2	95,599	29	(694)	94,934	—	47,982	46,952
Total cash equivalents and investments		$286,903	$32	$(2,071)	$284,864	$39,198	$166,905	$78,761
___________________________
(1) The amortized cost of debt securities excludes accrued interest of $1.0 million as of September 30, 2023 and December 31, 2022.
On April 14, 2023, in connection with the Company’s partial repurchase of its 2.95% Convertible Senior Notes due 2026 (“Convertible Notes”), the Company redeemed some of its available-for-sale marketable securities prior to their maturities to finance the debt repurchase. The proceeds from the sales of securities were $78.9 million and a gross realized loss of $0.6 million was released from other comprehensive loss and recorded within interest income and other income (expense), net in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2023. The gross realized loss was determined using the specific identification method.
The following table presents the fair value of the Company’s available-for-sale securities by contractual maturity:

September 30, 2023
(In thousands)
Within 1 year	$126,136
After 1 year through 2 years	45,339
Total fair value	$171,475

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the fair value in investments and gross unrealized losses recorded in other comprehensive loss, by investment category and the length of time the securities have been in a continuous loss position:

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$3,924	$(1)	$6,699	$(66)	$10,623	$(67)
U.S. government bonds	13,070	(63)	26,349	(236)	39,419	(299)
Commercial paper	22,990	(23)	—	—	22,990	(23)
U.S. Corporate bonds	62,994	(490)	15,353	(145)	78,347	(635)
Total	$102,978	$(577)	$48,401	$(447)	$151,379	$(1,024)

As of December 31, 2022, all of the Company’s marketable securities had been in an unrealized loss position for less than twelve months.
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of September 30, 2023 and December 31, 2022.

6. Goodwill and Intangible Assets
The Company’s goodwill balance as of September 30, 2023 and December 31, 2022 was $63.1 million. The Company has not recorded any accumulated impairments of goodwill.
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows:

	September 30, 2023
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	8.0 years	$18,411	$(10,588)	$7,823
Customer relationships	5.0 years	5,801	(5,323)	478
Publisher relationships	8.0 years	18,628	(10,181)	8,447
Trade names	8.8 years	5,258	(1,587)	3,671
Content provider relationships	5.0 years	284	(98)	186
Other	15.8 years	897	(269)	628
Total intangible assets, net		$49,279	$(28,046)	$21,233

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
No impairment charges were recorded for the Company’s intangible assets subject to amortization during the three and nine months ended September 30, 2023 and 2022.
As of September 30, 2023, estimated amortization related to the Company’s identifiable acquisition-related intangible assets in future periods was as follows:

Amount
(In thousands)
Remainder of 2023	$865
2024	3,460
2025	3,460
2026	3,460
2027	3,115
Thereafter	6,873
Total	$21,233
7. Balance Sheet Components
Accounts Receivable and Allowance for Credit Losses
Accounts receivable, net of allowance for credit losses consists of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Accounts receivable	$179,947	$186,770
Allowance for credit losses	(8,708)	(5,512)
Accounts receivable, net of allowance for credit losses	$171,239	$181,258
The allowance for credit losses consists of the following activity:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
	(In thousands)
Allowance for credit losses, beginning balance	$5,512	$4,402
Provision for credit losses, net of recoveries	6,455	3,227
Write-offs	(3,259)	(2,117)
Allowance for credit losses, ending balance	$8,708	$5,512

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Prepaid traffic acquisition costs	$26,410	$23,149
Prepaid taxes	12,396	15,280
Prepaid software licenses	2,239	2,465
Other prepaid expenses and other current assets	5,964	5,867
Total prepaid expenses and other current assets	$47,009	$46,761
Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consists of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Capitalized software development costs	$75,965	$67,685
Computer and equipment	65,708	59,536
Software	3,221	3,113
Leasehold improvements	3,207	2,859
Furniture and fixtures	1,066	1,177
Property, equipment, and capitalized software, gross	149,167	134,370
Less: accumulated depreciation and amortization	(105,969)	(94,480)
Total property, equipment and capitalized software, net	$43,198	$39,890
Accrued and Other Current Liabilities
Accrued and other current liabilities consists of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Accrued traffic acquisition costs	$75,978	$73,396
Accrued tax liabilities	13,720	15,013
Accrued agency commissions	9,783	13,451
Accrued professional fees	4,032	4,915
Operating lease obligations, current	3,411	3,236
Interest payable	696	3,074
Finance lease obligations, current	593	1,758
Other	9,247	11,249
Total accrued and other current liabilities	$117,460	$126,092
In addition to accrued traffic acquisition costs, accounts payable includes $114.3 million and $136.8 million of traffic acquisition costs as of September 30, 2023 and December 31, 2022, respectively.

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
The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	September 30, 2023
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$17,109	$154,366	$—	$171,475
Restricted time deposit (2)	—	182	—	182
Severance pay fund deposits (2)	—	4,354	—	4,354
Foreign currency forward contract (3)	—	38	—	38
Total financial assets	$17,109	$158,940	$—	$176,049
Financial Liabilities:
Foreign currency forward contract (4)	—	1,627	—	1,627
Total financial liabilities	$—	$1,627	$—	$1,627

	December 31, 2022
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$39,198	$245,666	$—	$284,864
Restricted time deposit (2)	—	185	—	185
Severance pay fund deposits (2)	—	5,378	—	5,378
Foreign currency forward contract (3)	—	726	—	726
Total financial assets	$39,198	$251,955	$—	$291,153
Financial Liabilities:
Foreign currency forward contract (4)	—	1,463	—	1,463
Total financial liabilities	$—	$1,463	$—	$1,463
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
By entering into foreign currency forward contracts, the Company is exposed to a potential credit risk that the counterparty to its contracts will fail to meet its contractual obligations. If a counterparty fails to perform, the Company’s maximum credit risk exposure would be the positive fair value of the foreign currency forward contracts, or any asset balance, which represents the amount the counterparty owes to the Company. In order to mitigate the counterparty risk, the Company performs an evaluation of its counterparty credit worthiness, and its forward contracts have a term of no more than 12 months. The Company had foreign currency forward contracts with Silicon Valley Bank (“SVB”), which was closed by the California regulators on March 10, 2023. On March 12, 2023, the Department of the Treasury, Federal Reserve and the FDIC approved actions enabling the FDIC to complete its resolution of SVB in a manner that fully protected all depositors and converted SVB to Silicon Valley Bridge Bank, N.A. On March 27, 2023, First-Citizens Bank & Trust Company (“First Citizens Bank”) entered into an agreement with the FDIC to acquire Silicon Valley Bridge Bank, N.A and the Company’s existing foreign currency forward contracts were assumed by First Citizens Bank. During the three and nine months ended September 30, 2023, the Company recognized net losses of $1.0 million and $1.2 million, respectively, within interest income and other income (expense), net in its condensed consolidated statements of operations, related to mark-to-market adjustments on its undesignated foreign currency forward contacts. The Company recorded corresponding net gains of $0.4 million and net losses of $3.6 million, respectively, for the three and nine months ended September 30, 2022.
The Convertible Notes are recorded within long-term debt on the Company’s condensed consolidated balance sheets at their carrying value, which may differ from their fair value. The fair value of Convertible Notes is estimated using external pricing data, including any available market data for other debt instruments with similar characteristics. The following table summarizes the carrying value and the estimated fair value of the Convertible Notes, based on Level II measurements of the fair value hierarchy:

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Convertible Notes	$118,000	$95,745	$236,000	$180,752
See Note 10 for additional information relating to the Convertible Notes, half of which were repurchased in April 2023.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9. Leases
The Company leases certain equipment and computers under finance lease arrangements, as well as office facilities and managed data center facilities under non-cancelable operating lease arrangements for its U.S. and international locations that expire on various dates through 2032.
The following table summarizes assets and liabilities related to the Company’s operating and finance leases:

	Condensed Consolidated Balance Sheets Location	September 30, 2023	December 31, 2022
		(In thousands)
Lease assets:
Operating leases	Operating lease right-of-use assets, net	$12,657	$11,065
Finance leases	Property, equipment and capitalized software, net	533	1,858
Total lease assets		$13,190	$12,923

Lease liabilities:
Current liabilities:
Operating leases	Accrued and other current liabilities	$3,411	$3,236
Finance leases	Accrued and other current liabilities	593	1,758
Non-current liabilities:
Operating leases	Operating lease liabilities, non-current	9,940	8,445
Finance leases	Other liabilities	—	254
Total lease liabilities		$13,944	$13,693
The following table presents the components of the Company’s total lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease cost
Fixed lease costs (1)	$1,079	$1,091	$3,361	$3,224
Variable lease costs (2)	98	54	256	116
Short-term lease costs (1)	157	137	459	411
Finance lease cost:
Depreciation (3)	397	657	1,324	2,403
Interest (4)	16	56	75	215
Total lease cost	$1,747	$1,995	$5,475	$6,369
_____________________
(1)Recorded within cost of revenue and operating expenses.
(2)Recorded within operating expenses.
(3)Recorded within cost of revenue.
(4)Recorded within interest expense.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2023, the maturities of the Company’s lease liabilities under operating and finance leases were as follows:

Year	Operating Leases	Finance Leases
	(In thousands)
Remainder of 2023	$1,006	$348
2024	4,249	256
2025	3,917	—
2026	2,716	—
2027	2,089	—
Thereafter	1,751	—
Total minimum payments required	$15,728	$604
Less: imputed interest	(2,377)	(11)
Total present value of lease liabilities	$13,351	$593
10. Long-Term Debt
Convertible Notes
On July 27, 2021, in connection with the closing of the Company’s IPO and pursuant to the terms of the Note Purchase Agreement, the Company exchanged $200 million aggregate principal amount of the Convertible Notes due July 1, 2026 for $236.0 million aggregate principal amount of Convertible Notes, pursuant to an indenture, dated as of July 27, 2021 (the “Indenture”), between the Company and The Bank of New York Mellon, as trustee. The Convertible Notes mature on July 27, 2026, unless earlier converted, redeemed, or repurchased.
On April 14, 2023, the Company repurchased $118.0 million aggregate principal amount of the Convertible Notes out of the initially issued principal balance of $236.0 million via a privately negotiated repurchase agreement with Baupost Group Securities, L.L.C., the sole holder of the Convertible Notes, for approximately $96.2 million in cash, including accrued interest, representing a discount of approximately 19% to the principal amount of the repurchased notes. As a result, the Company recorded a pre-tax gain of approximately $22.6 million in its condensed consolidated statement of operations for the nine months ended September 30, 2023. Following the closing of the repurchase, the repurchased notes were cancelled by the Trustee, and $118.0 million principal amount of the Convertible Notes out of the initially issued principal balance of $236.0 million, remains outstanding as of September 30, 2023 and continues to be subject to the terms of the Indenture pursuant to which they were issued.
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
Revolving Credit Facility
On November 2, 2021, the Company entered into the Second Amended and Restated Loan and Security Agreement with SVB (the “2021 Revolving Credit Facility”), which provides, subject to borrowing availability and certain other conditions, for revolving loans in an aggregate principal amount of up to $75.0 million (the “Facility”), with a $15.0 million sub-facility for letters of credit. On July 18, 2023, the Company entered into a first amendment to the 2021 Revolving Credit Facility to convert the borrowing rate from LIBOR to SOFR and reduce the required level of domestic cash deposits that the Company is required to maintain at SVB. The Company’s borrowing availability under the Facility is calculated by reference to a borrowing base which is determined by specified percentages of eligible accounts receivable. The Facility will terminate on the earlier of (i) November 2, 2026 or (ii) 120 days prior to the maturity date of Convertible Notes, unless the Convertible Notes have been converted to common equity securities of the Company.

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
As previously discussed in Note 8, on March 27, 2023, First Citizens Bank entered into an agreement with FDIC to acquire the Silicon Valley Bridge Bank, N.A, assuming all customer deposits and certain other liabilities of Silicon Valley Bridge Bank, N.A. As a result, the 2021 Revolving Credit Facility remains in effect with First Citizens Bank. The Company was in compliance with all of the related financial covenants as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, the Company had no borrowings outstanding under the 2021 Revolving Credit Facility and its available borrowing capacity was $71.2 million and $70.7 million, respectively, based on the defined borrowing formula. Other assets in the Company’s condensed consolidated balance sheets as each of September 30, 2023 and December 31, 2022 included deferred financing costs of $0.3 million and $0.4 million, which are being amortized over the term of the 2021 Revolving Credit Facility.
11. Income Taxes
The Company’s interim provision from income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income, and adjusted for the tax effects of any discrete items. The Company’s effective tax rates for the three and nine months ended September 30, 2023 were 66.6% and 35.2%, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2022 were 20.2% and 2.9%, respectively. The Company’s effective tax rates for the three months and nine months ended September 30, 2023 were higher than the United States federal statutory tax rate of 21%, primarily due to the tax impact related to the profitability of non-U.S. jurisdictions and certain non-deductible stock-based compensation expenses, partially offset by a deduction related to foreign-derived intangible income. The Company’s effective tax rates for the three and nine months ended September 30, 2022 were lower than the U.S. federal statutory tax rate of 21%, primarily due the tax impact related to the profitability of non-U.S. jurisdictions and certain non-deductible stock-based compensation expenses.
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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following is a summary of the Company’s share repurchase activity under its share repurchase programs for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except share information)
Shares repurchased	1,031,100	3,394,326	2,544,173	4,782,643
Fair value of shares repurchased	$5,526	$16,078	$12,656	$23,579
As of September 30, 2023, the remaining availability under the Company’s $30 million share repurchase program was $17.5 million. Commission costs associated with share repurchases and excise taxes accrued as a result of the Inflation Reduction Act of 2022 do not reduce the remaining authorized amount under the repurchase programs.
In addition, the Company may periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of the Company’s equity incentive plans and the underlying award agreements. During the three and nine months ended September 30, 2023, the Company withheld 37,776 shares and 128,043 shares, respectively, with a fair value of $0.2 million and $0.6 million, respectively, to satisfy the employee tax withholding obligations. During the three and nine months ended September 30, 2022, the Company withheld 47,577 shares and 204,078 shares, respectively, with a fair value of $0.2 million and $2.3 million, respectively.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Loss
The following table details the changes in accumulated other compressive loss, net of tax:

	Foreign Currency Translation Loss	Unrealized (Loss) Gain on Investments in Marketable Securities	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance–December 31, 2022	$(8,344)	$(1,569)	$(9,913)
Other comprehensive (loss) income, net of tax:
Other comprehensive (loss) income before reclassifications	(2,667)	359	(2,308)
Realized losses reclassified to earnings, net of tax of $128	—	423	423
Other comprehensive (loss) income, net of tax	(2,667)	782	(1,885)
Balance–September 30, 2023	$(11,011)	$(787)	$(11,798)
14. Stock-based Compensation
Equity Incentive Plans
In July 2021, the Board and the Company’s stockholders approved the 2021 Long-Term Incentive Plan (the “2021 Plan”), which may be used to grant, among other award types, stock options and restricted stock units (“RSUs”). The number of shares of common stock reserved for future issuance under the 2021 Plan will be increased pursuant to provisions for annual automatic evergreen increases. The Company’s previous awards issued under its 2007 Omnibus Securities and Incentive Plan, as amended and restated on January 21, 2009 (“2007 Plan”), remain subject to the 2007 Plan. As of September 30, 2023, 6,341,323 and 749,329 shares were available for grant under the 2021 Plan and the 2007 Plan, respectively. The Company generally issues new shares for stock option exercises and vesting of RSUs.
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
The following table summarizes stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Research and development	$787	$447	$2,326	$1,740
Sales and marketing	1,100	1,153	3,348	3,736
General and administrative	1,159	1,105	3,479	3,319
Total stock-based compensation	$3,046	$2,705	$9,153	$8,795
As of September 30, 2023, the Company’s remaining unrecognized stock-based compensation expense was $1.2 million for unvested stock options and $25.9 million for unvested RSUs.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

There were no stock options granted during the nine months ended September 30, 2023. The following table summarizes stock option activity for the period presented:

	Stock Options
	Number of Shares	Weighted-Average Exercise Price
Outstanding — December 31, 2022	2,681,436	$9.08
Forfeited/expired	(264,491)	$8.26
Outstanding — September 30, 2023	2,416,945	$9.17
Exercisable — September 30, 2023	2,150,802	$8.94
There were 2,861 and 3,390 SARs outstanding as of September 30, 2023 and December 31, 2022, respectively, which are accounted for as liability awards.
The following table summarizes RSU activity for the nine months ended September 30, 2023:

	RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding—December 31, 2022	2,785,510	$9.87
Granted	2,476,631	$4.84
Vested	(1,044,465)	$8.83
Forfeited	(392,895)	$8.61
Outstanding—September 30, 2023	3,824,781	$7.02
The above rollforward includes 90,000 performance-based RSUs with a grant date fair value of $4.82 per share granted during the nine months ended September 30, 2023. Expense related to performance-based RSUs is recognized ratably during the 3-year performance period, based on the probability of attaining the performance targets. The potential number of shares that may be earned is determined on a pro-rata basis based on performance up to a maximum of 100%.
Stock-Based Awards Granted Outside of Equity Incentive Plans
Warrants
The Company issued equity classified warrants to purchase shares of common stock to certain third-party advisors, consultants, and financial institutions, which expire between 2024 and 2026. As of September 30, 2023 and December 31, 2022, 188,235 warrants were outstanding and exercisable with a weighted average exercise price of $7.57.
Employee Stock Purchase Plan
In July 2021, the Board and the Company’s stockholders approved a new 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the closing of the Company’s IPO. A total of approximately 2,352,280 shares of the Company’s common stock have been reserved for issuance under the ESPP, which is subject to annual automatic evergreen increases. As of September 30, 2023, no shares have been purchased under the ESPP as it is not yet active.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15. Net Income (Loss) Per Common Share
The following table presents the computation of the Company’s basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Numerator:
Net income (loss) attributed to common stockholders - basic	$508	$(4,624)	$6,185	$(16,832)
Adjustments related to convertible debt(1)	—	—	(14,588)	—
Net income (loss) attributable to common stockholders - diluted	$508	$(4,624)	$(8,403)	$(16,832)
Denominator:
Basic weighted-average shares	50,881,194	55,232,611	51,178,127	56,679,302
Weighted-average dilutive share equivalents:
Convertible debt(1)	—	—	6,518,095	—
Restricted stock units	359,774	—	—	—
Diluted weighted-average shares	51,240,968	55,232,611	57,696,222	56,679,302
Net income (loss) per share:
Basic	$0.01	$(0.08)	$0.12	$(0.30)
Diluted	$0.01	$(0.08)	$(0.15)	$(0.30)
(1) The Company uses the if-converted method to calculate the dilutive impact of the Convertible Notes, which assumes share settlement as of the beginning of the period if the effect is more dilutive.
The following weighted-average shares have been excluded from the calculation of diluted net income (loss) per share for each period presented because they are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Convertible debt	4,720,000	9,440,000	—	9,440,000
Options to purchase common stock	2,478,995	2,773,798	2,562,276	2,773,798
Warrants	188,235	188,235	188,235	188,235
Restricted stock units	1,601,114	2,943,642	3,197,472	2,943,642
Total shares excluded from diluted net income (loss) per share	8,988,344	15,345,675	5,947,983	15,345,675

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2023 (“2022 Form 10-K”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations, and involve risks and uncertainties that could cause actual results, events, or circumstances to differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to these differences include those incorporated by reference in Part II, Item 1A “Risk Factors” in this Report as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed below and elsewhere in this Report, including under the caption “Note About Forward-Looking Statements.”
The purpose of this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide the readers of our financial statements with narrative information from our management, which is necessary to understand our business, financial condition, and results of operations. The MD&A should be read in conjunction with our condensed consolidated financial statements and notes thereto. In addition to the condensed consolidated financial statements prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”), we use certain non-GAAP financial measures throughout this discussion to provide investors with supplemental metrics used by our management for financial and operational decision making. These measures are supplemental and are not an alternative to our financial statements prepared in accordance with U.S. GAAP. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most comparable GAAP financial measures.
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
The following is a summary of our performance for the periods presented:
•Our revenue was $230.0 million in the three months ended September 30, 2023, compared to $229.0 million in the three months ended September 30, 2022. Revenue for the three months ended September 30, 2023 included net favorable foreign currency effects of approximately $5.1 million, and decreased $4.1 million, or 1.8%, on a constant currency basis(1). Revenue for the nine months ended September 30, 2023 was $687.6 million, compared to $734.1 million for the nine months ended September 30, 2022.
•Our gross profit was $46.4 million and our gross margin was 20.2% for the three months ended September 30, 2023, compared to gross profit of $41.9 million and gross margin of 18.3% for the comparable period in 2022. Our gross profit was $131.6 million and our gross margin was 19.1% for the nine months ended September 30, 2023, compared to gross profit of $144.6 million and gross margin of 19.7% for the nine months ended September 30, 2022.
•Our Ex-TAC Gross Profit(1) was $56.8 million in the three months ended September 30, 2023, compared to $52.7 million in the three months ended September 30, 2022. Our Ex-TAC Gross Profit(1) was $163.6 million for the nine months ended September 30, 2023, compared to $175.5 million for the nine months ended September 30, 2022.
•Our net income was $0.5 million, or 1.1% of gross profit, in the three months ended September 30, 2023, compared to net loss of $4.6 million, or (11.0)% of gross profit, for the comparable period in 2022. For the nine months ended September 30, 2023, our net income was $6.2 million, or 4.7% of gross profit, compared to net loss of $16.8 million, or (11.6)% of gross profit, for the nine months ended September 30, 2022.
•Our Adjusted EBITDA(1) was $10.3 million for the three months ended September 30, 2023, compared to $1.7 million for the three months ended September 30, 2022. Adjusted EBITDA(1) was 18.1% and 3.2% of Ex-TAC Gross Profit(1) in the three months ended September 30, 2023 and 2022, respectively. Our Adjusted EBITDA(1) was $14.5 million for the nine months ended September 30, 2023, compared to $19.2 million for the nine months ended September 30, 2022. Adjusted EBITDA(1) was 8.8% and 10.9% of Ex-TAC Gross Profit(1) for the nine months ended September 30, 2023 and 2022, respectively.
______________________
(1)Ex-TAC Gross Profit, Adjusted EBITDA and constant currency measures are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for definitions and limitations of these measures, and reconciliations to the comparable GAAP financial measures.
Recent Developments
Israel-Hamas War – October 2023
Many of our employees, including certain members of our management team and board of directors, operate from Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business and operations.
In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the clash between Israel and Hezbollah in Lebanon may escalate in the future into a greater regional conflict.
Shelter-in-place and work from home measures, government-imposed restrictions on movement and travel, the draft of Israeli military reservists, and other precautions and measures taken to address the ongoing war may negatively impact our employees, management and directors by interrupting their ability to effectively perform their roles and responsibilities. In addition, further hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, and/or the willingness to do business with companies with operations in Israel, could adversely affect our business, financial condition and results of operations and could make it more difficult for us to raise capital.

We cannot attribute the impact of the current trends in advertising demand to any particular factor, including the Israel-Hamas War, and cannot predict the impact if the war continues or escalates further. See Item 1A “Risk Factors” included in this Report for more information regarding certain risks associated with the Israel-Hamas conflict.
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
Restructuring
On May 31, 2023, we announced a reduction in our global workforce of approximately 10% to adjust to the continued macroeconomic uncertainty, create additional operating efficiencies, and support our strategic growth and profitability objectives. During the second quarter of 2023, we recorded pre-tax charges of approximately $2.3 million in connection with the workforce reduction, primarily related to employee severance and related benefit costs. These costs were in addition to $0.8 million of severance and related costs related to reorganization activities undertaken during the first quarter of 2023.
Partial Repurchase of Convertible Senior Notes
On April 14, 2023, we repurchased $118.0 million aggregate principal amount of our 2.95% convertible notes due 2026 (“Convertible Notes”) out of the initially issued principal balance of $236.0 million via a privately negotiated repurchase agreement with Baupost Group Securities, L.L.C., the sole holder of the Convertible Notes, for approximately $96.2 million in cash, including accrued interest, representing a discount of approximately 19% to the principal amount of the repurchased Convertible Notes. As a result, we recorded a pre-tax gain of approximately $22.6 million in our condensed consolidated statement of operations for the nine months ended September 30, 2023. In connection with our partial repurchase of Convertible Notes, we redeemed some of our available-for-sale marketable securities prior to their maturities for net proceeds of $78.9 million. Following the closing of the repurchase, the repurchased Convertible Notes were cancelled by the Trustee, and $118.0 million principal amount of the Convertible Notes out of the initially issued principal balance of $236.0 million remains outstanding as of September 30, 2023, and continues to be subject to the terms of the indenture dated as of July 27, 2021 (“Indenture”), pursuant to which they were issued.
Macroeconomic Environment
General worldwide economic conditions have recently experienced significant instability, as well as volatility and disruption in the financial markets, resulting from factors such as the effects of the wars between Russia-Ukraine and Israel-Hamas, the COVID-19 pandemic, bank closures, and general economic uncertainty. The current macroeconomic environment, with variables such as inflation, increased interest rates, bank disruptions, recessionary concerns, bankruptcies, currency exchange rate fluctuations, global supply chain disruptions, and labor market volatility, has negatively impacted our advertisers. Accordingly, these conditions have adversely impacted our business and could, if they continue or worsen, adversely impact us in the future, including if our advertisers were to reduce or further reduce their advertising spending as a result of any of these factors. We continue to monitor our operations, and the operations of those in our ecosystem (including media partners, advertisers, and agencies). These conditions make it difficult for us, our media partners, advertisers, and agencies to accurately forecast and plan future business activities and could cause a further reduction or delay in overall advertising demand and spending or impact our advertisers’ ability to pay, which would negatively impact our business, financial condition, and results of operations.

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
We calculate media partner net revenue retention at the end of each quarter by starting with revenue generated on media partners’ properties during the same period in the prior year, “Prior Period Retention Revenue.” We then calculate the revenue generated on these same media partners’ properties in the current period, “Current Period Retention Revenue.” Current Period Retention Revenue reflects any expansions within the media partner relationships, such as any additional placements or properties on which we extend our recommendations, as well as contraction or attrition. Our media partner net revenue retention in a quarter equals the Current Period Retention Revenue divided by the Prior Period Retention Revenue. To calculate media partner net revenue retention for year-to-date and annual periods, we sum the quarterly Current Period Retention Revenue and divide it by the sum of the quarterly Prior Period Retention Revenue. These amounts exclude certain revenue adjustments and revenue recognized on a net basis. Our media partner net revenue retention was 95% and 84%, respectively, for the three and nine months ended September 30, 2023.
Our growth also depends on our ability to secure partnerships with new media partners. New media partners are defined as those relationships in which revenue was not generated in the prior period, except for limited instances where residual revenue was generated on a media partner’s properties. In such instances, the residual revenue would be excluded from net revenue retention above. Revenue generated on new media partners’ properties contributed approximately 5% and 9%, respectively, to revenue growth for the three and nine months ended September 30, 2023.
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
The amount of revenue that we generate depends on the level of demand from advertisers to promote their content to users across our media partners’ properties. We generate higher revenue at times of high demand, which is also impacted by seasonal factors. For any given marketing campaign, the advertiser has the ability to adjust its price in real time and set a maximum spend. This allows advertisers to adjust the estimated ad spend attributable to the particular campaign. Due to the measurable performance that our advertisers achieve with us, a portion of our advertisers increase their level of spend with us over time as long as their ROAS objectives are met.
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
Other (Expense) Income, Net
Other (expense) income, net is comprised of interest expense, and interest income and other income (expense), net.
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
Provision for (Benefit from) Income Taxes
Provision for (Benefit from) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, as well as deferred income taxes and changes in valuation allowance, reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
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

Results of Operations
We have one operating segment, which is also our reportable segment. The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Condensed Consolidated Statements of Operations:
Revenue	$230,015	$229,017	$687,589	$734,116
Cost of revenue:
Traffic acquisition costs	173,224	176,347	524,024	558,597
Other cost of revenue	10,401	10,756	31,999	30,955
Total cost of revenue	183,625	187,103	556,023	589,552
Gross profit	46,390	41,914	131,566	144,564
Operating expenses:
Research and development	8,681	9,911	28,033	30,858
Sales and marketing	21,472	26,852	73,116	82,369
General and administrative	13,617	12,224	44,766	41,215
Total operating expenses	43,770	48,987	145,915	154,442
Income (loss) from operations	2,620	(7,073)	(14,349)	(9,878)
Other (expense) income, net:
Gain on repurchase of convertible debt	—	—	22,594	—
Interest expense	(1,456)	(1,924)	(4,428)	(5,748)
Interest income and other income (expense), net	358	3,199	5,733	(1,710)
Total other (expense) income, net	(1,098)	1,275	23,899	(7,458)
Income (loss) before provision for income taxes	1,522	(5,798)	9,550	(17,336)
Provision (benefit) for income taxes	1,014	(1,174)	3,365	(504)
Net income (loss)	$508	$(4,624)	$6,185	$(16,832)

Other Financial Data:
Research and development as % of revenue	3.8%	4.3%	4.1%	4.2%
Sales and marketing as % of revenue	9.3%	11.7%	10.6%	11.2%
General and administrative as % of revenue	5.9%	5.3%	6.5%	5.6%

Ex-TAC Gross Profit(1)	$56,791	$52,670	$163,565	$175,519
Adjusted EBITDA(1)	$10,253	$1,686	$14,451	$19,158
______________________
(1)Ex-TAC Gross Profit and Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most comparable GAAP financial measures.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Revenue
Revenue increased $1.0 million to $230.0 million for the three months ended September 30, 2023, from $229.0 million for the three months ended September 30, 2022. Revenue for the three months ended September 30, 2023 included net favorable foreign currency effects of approximately $5.1 million, and decreased $4.1 million, or 1.8%, on a constant currency basis, compared to the prior year period. Our reported revenue reflected growth of approximately 5%, or $11 million, from new media partners. This increase was offset by a decrease of approximately $10 million due to net revenue retention of 95% on existing media partners, as we have experienced lower yields mainly due to weaker demand on our platform, reflecting the current macroeconomic conditions and the related impact on advertising spend.

See “Non-GAAP Reconciliations” for information regarding the constant currency measures provided in this discussion and below to supplement our reported results.
Cost of Revenue and Gross Profit
Traffic acquisition costs decreased $3.1 million, or 1.8%, to $173.2 million for the three months ended September 30, 2023, compared to $176.3 million in the prior year period. Traffic acquisition costs included net unfavorable foreign currency effects of approximately $4.7 million, and decreased $7.8 million, or 4.4%, on a constant currency basis, compared to the prior year period. The decrease in traffic acquisition costs was due to improved performance from certain deals, partially offset by a net unfavorable change in revenue mix. As a percentage of revenue, traffic acquisition costs decreased 170 basis points to 75.3% for the three months ended September 30, 2023, from 77.0% for the three months ended September 30, 2022.
Other cost of revenue decreased $0.4 million, or 3.3%, to $10.4 million for the three months ended September 30, 2023, compared to $10.8 million in the prior year period, primarily due to lower depreciation expense on server equipment, largely offset by higher hosting fees due to continued platform improvements, including increased data processing capacity. As a percentage of revenue, other cost of revenue decreased 20 basis points to 4.5% for the three months ended September 30, 2023 from 4.7% for the three months ended September 30, 2022.
Gross profit increased $4.5 million, or 10.7%, to $46.4 million for the three months ended September 30, 2023, compared to $41.9 million for the three months ended September 30, 2022, including net favorable foreign currency effects of approximately $0.4 million. This increase was attributable to lower traffic acquisition costs and higher revenue, as previously described.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit increased $4.1 million, or 7.8%, to $56.8 million for the three months ended September 30, 2023, from $52.7 million for the three months ended September 30, 2022, including net favorable foreign currency effects of approximately $0.5 million. The increase in Ex-TAC Gross Profit was primarily driven by improved performance from certain deals, partially offset by a net unfavorable change in revenue mix. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses decreased $5.2 million, or 10.6%, to $43.8 million for the three months ended September 30, 2023, from $49.0 million for the three months ended September 30, 2022. Operating expenses for the three months ended September 30, 2023 included net favorable foreign currency effects of approximately $0.5 million, and decreased $4.7 million, or 9.5%, on a constant currency basis, compared to the prior year period. The reported decrease in operating expenses was primarily attributable to lower personnel-related costs of $5.0 million, largely driven by lower headcount due to our cost reduction initiatives, and lower marketing costs of $1.3 million. These decreases were partially offset by a $1.6 million increase in regulatory fees, largely due to a partial insurance recovery in the prior year period.
The components of operating expenses are discussed below:
•Research and development expenses — decreased $1.2 million, primarily due to lower personnel-related costs.
•Sales and marketing expenses — decreased $5.4 million, primarily due to lower personnel-related costs of $3.1 million, lower marketing costs of $1.3 million, and lower costs related to fully amortized intangible assets from a prior acquisition.
•General and administrative expenses — increased $1.4 million, primarily due to a $1.6 million increase in regulatory fees, largely due to a partial insurance recovery in the prior year period.
Operating expenses as a percentage of revenue decreased 240 basis points to 19.0% for the three months ended September 30, 2023 from 21.4% for the three months ended September 30, 2022, primarily due to our cost-saving measures, including our global workforce reduction executed in the first half of 2023 to adjust to the continued macroeconomic uncertainty.

Total Other (Expense) Income, Net
Total other (expense) income, net, decreased $2.4 million to expense of $1.1 million for the three months ended September 30, 2023, compared to income of $1.3 million for the three months ended September 30, 2022, primarily attributable to a net unfavorable change of $1.4 million in mark-to-market adjustments on undesignated foreign exchange forward contracts used to manage our foreign currency exchange risk on net cash flows from our non-U.S. dollar denominated operations, and a decrease of $1.4 million resulting from remeasurement of transactions denominated in currencies other than the functional currencies. These decreases were partially offset by lower interest expense of $0.5 million largely attributable to the repurchase of half of our Convertible Notes in April 2023.
Provision for Income Taxes
Provision for income taxes was $1.0 million for the three months ended September 30, 2023, compared to benefit from income taxes of $1.2 million for the three months ended September 30, 2022, primarily due to pre-tax income during the three months ended September 30, 2023, compared to pre-tax loss in the prior year period, and incremental tax expense related to the profitability of non-U.S. jurisdictions, partially offset by a deduction related to foreign-derived intangible income for the three months ended September 30, 2023. Our effective tax rate increased to 66.6% in the three months ended September 30, 2023, compared to 20.2% in the three months ended September 30, 2022, which reflected the tax impact related to the profitability of non-U.S. jurisdictions combined with a loss from operations in the three months ended September 30, 2022.
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
Net Income (Loss)
As a result of the foregoing, we recorded net income of $0.5 million for the three months ended September 30, 2023, as compared to net loss of $4.6 million for the three months ended September 30, 2022.
Adjusted EBITDA
Our Adjusted EBITDA increased $8.6 million to $10.3 million for the three months ended September 30, 2023 from $1.7 million for the three months ended September 30, 2022, due to higher Ex-TAC Gross Profit and lower operating expenses, as previously described. Our Adjusted EBITDA for the three months ended September 30, 2023 included net favorable foreign currency effects of approximately $1.0 million. See “Non-GAAP Reconciliations” for the related definitions of Adjusted EBITDA and reconciliations to our net income.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Revenue
Revenue decreased $46.5 million, or 6.3%, to $687.6 million for the nine months ended September 30, 2023 from $734.1 million for the nine months ended September 30, 2022. Our reported revenue decreased approximately $116 million due to net revenue retention of 84% on existing media partners, as we have experienced lower yields mainly due to weaker demand on our platform, reflecting the current macroeconomic conditions and the related impact on advertising spend. This decrease was partially offset by growth of approximately 9%, or $69 million, from new media partners.
Cost of Revenue and Gross Profit
Traffic acquisition costs decreased $34.6 million, or 6.2%, to $524.0 million for the nine months ended September 30, 2023, compared to $558.6 million in the prior year period. The decrease in traffic acquisition costs was primarily due to the decrease in our revenue. As a percentage of revenue, traffic acquisition costs increased slightly to 76.2% for the nine months ended September 30, 2023, from 76.1% for the nine months ended September 30, 2022.
Other cost of revenue increased $1.0 million, or 3.4%, to $32.0 million for the nine months ended September 30, 2023, compared to $31.0 million in the prior year period, primarily due to higher hosting fees due to continued platform improvements, including increased data processing capacity, partially offset by lower depreciation expense on server equipment. As a percentage of revenue, other cost of revenue increased 50 basis points to 4.7% for the nine months ended September 30, 2023, from 4.2% for the nine months ended September 30, 2022.
Gross profit decreased $13.0 million, or 9.0%, to $131.6 million for the nine months ended September 30, 2023, compared to $144.6 million for the nine months ended September 30, 2022, which was attributable to the decrease in revenue exceeding the decrease in the cost of revenue, as previously described.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit decreased $11.9 million, or 6.8%, to $163.6 million for the nine months ended September 30, 2023, from $175.5 million for the nine months ended September 30, 2022. The decrease in Ex-TAC Gross Profit was primarily driven by lower revenue. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses decreased $8.5 million, or 5.5%, to $145.9 million for the nine months ended September 30, 2023, from $154.4 million for the nine months ended September 30, 2022. Operating expenses for the nine months ended September 30, 2023 included net favorable foreign currency effects of approximately $4.4 million, and decreased $4.1 million, or 2.7%, on a constant currency basis, compared to the prior year period. The reported decrease in operating expenses was primarily attributable to lower personnel-related costs of $10.1 million (net of $2.5 million of increased severance and related costs), largely due to lower headcount from cost reduction initiatives. The decrease in operating expenses also reflected lower professional fees of $1.9 million largely attributable to the the Sarbanes-Oxley implementation costs in the prior year period, lower expense of $1.4 million due to fully amortized intangible assets, and lower marketing costs of $1.3 million. These declines were partially offset by a $3.9 million increase in the provision for credit losses and a $2.9 million increase in regulatory fees largely due to a partial insurance recovery in the prior year period.
The components of operating expenses are discussed below:
•Research and development expenses — decreased $2.8 million, primarily due to lower personnel-related costs.
•Sales and marketing expenses — decreased $9.3 million, primarily due to a $5.5 million decrease in personnel-related costs (net of increased severance and related costs of $1.9 million), lower costs of $1.4 million due to fully amortized intangible assets, and lower marketing costs of $1.3 million.
•General and administrative expenses — increased $3.6 million, primarily due to a $3.9 million increase in the provision for credit losses and a $2.9 million increase in regulatory fees largely due to a partial insurance recovery in the prior year period. These increases were partially offset by lower personnel related costs of $1.7 million and lower professional fees of $1.6 million largely attributable to the the Sarbanes-Oxley implementation costs in the prior year period.

Operating expenses as a percentage of revenue increased 20 basis points to 21.2% for the nine months ended September 30, 2023 from 21.0% for the nine months ended September 30, 2022, primarily due to severance and benefit costs and the impact of lower revenue, largely offset by the impact of our cost-saving measures, including our global workforce reduction executed in the first half of 2023 to adjust to the continued macroeconomic uncertainty.
Total Other (Expense) Income, Net
Total other income (expense), net, increased $31.4 million, to income of $23.9 million for the nine months ended September 30, 2023, compared to an expense of $7.5 million for the nine months ended September 30, 2022, primarily due to a pre-tax gain of approximately $22.6 million recorded during the nine months ended September 30, 2023 in connection with the partial repurchase of our Convertible Notes. The increase in total other income (expense), net was also attributable to incremental investment income of $4.6 million recorded in connection with our investment program initiated in July 2022, a favorable change of $2.5 million in mark-to-market adjustments on undesignated foreign exchange forward contracts used to manage our foreign currency exchange risk on net cash flows from our non-U.S. dollar denominated operations, and reduced interest expense of $1.3 million due to lower outstanding principal balance of Convertible Notes.
Provision for Income Taxes
Provision for income taxes was $3.4 million for the nine months ended September 30, 2023, compared to benefit of $0.5 million for the nine months ended September 30, 2022, primarily due to a higher pre-tax income (which included a pre-tax gain of approximately $22.6 million on the partial repurchase of our Convertible Notes), compared to a pre-tax loss in the prior period, and incremental tax expense related to the profitability of non-U.S. jurisdictions, partially offset by a deduction related to foreign-derived intangible income for the nine months ended September 30, 2023. Our effective tax rate increased to 35.2% in the nine months ended September 30, 2023, compared to 2.9% in the nine months ended September 30, 2022, which reflected the tax impact related to the profitability of non-U.S. jurisdictions combined with a loss from operations in the nine months ended September 30, 2022.
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
Net Income (Loss)
As a result of the foregoing, we recorded net income of $6.2 million for the nine months ended September 30, 2023, as compared to net loss of $16.8 million for the nine months ended September 30, 2022.
Adjusted EBITDA
Our Adjusted EBITDA decreased $4.7 million to $14.5 million for the nine months ended September 30, 2023 from $19.2 million for the nine months ended September 30, 2022, primarily due to lower Ex-TAC Gross Profit, partially offset by lower operating expenses, as previously described. Our Adjusted EBITDA for the nine months ended September 30, 2023 included net favorable foreign currency effects of approximately $4.4 million. See “Non-GAAP Reconciliations” for the related definitions of Adjusted EBITDA and reconciliations to our net income.

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
The following table presents the reconciliation of Ex-TAC Gross Profit to gross profit, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Revenue	$230,015	$229,017	$687,589	$734,116
Traffic acquisition costs	(173,224)	(176,347)	(524,024)	(558,597)
Other cost of revenue	(10,401)	(10,756)	(31,999)	(30,955)
Gross profit	46,390	41,914	131,566	144,564
Other cost of revenue	10,401	10,756	31,999	30,955
Ex-TAC Gross Profit	$56,791	$52,670	$163,565	$175,519
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
The following table presents the reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net income (loss)	$508	$(4,624)	$6,185	$(16,832)
Gain on repurchase of convertible debt	—	—	(22,594)	—
Interest expense	1,456	1,924	4,428	5,748
Interest income and other income (expense), net	(358)	(3,199)	(5,733)	1,710
Provision (benefit) for income taxes	1,014	(1,174)	3,365	(504)
Depreciation and amortization	4,941	6,792	15,757	19,816
Stock-based compensation	3,046	2,705	9,153	8,795
Regulatory matter costs, net of recoveries	(354)	(1,938)	742	(2,199)
Merger and acquisition costs, public company implementation costs (1)	—	618	—	2,042
Severance and related costs	—	582	3,148	582
Adjusted EBITDA	$10,253	$1,686	$14,451	$19,158

Net income (loss) as % of gross profit	1.1%	(11.0)%	4.7%	(11.6)%
Adjusted EBITDA as % of Ex-TAC Gross Profit	18.1%	3.2%	8.8%	10.9%
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
The following table presents the reconciliation of free cash flow to net cash used in operating activities.

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net cash used in operating activities	$(11,731)	$(13,267)
Purchases of property and equipment	(7,870)	(10,851)
Capitalized software development costs	(7,864)	(9,493)
Free cash flow	$(27,465)	$(33,611)

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
While our collections during the three months ended March 31, 2023 were negatively impacted by the closure of SVB, we have historically experienced higher cash collections during our first quarter due to seasonally strong fourth quarter sales, and, as a result, our working capital needs typically decrease during the first quarter. We generally expect these trends to continue in future periods.
As of September 30, 2023, our available liquidity was follows:

September 30, 2023
(In thousands)
Cash and cash equivalents (1)	$64,549
Short-term investments	104,052
Long-term investments	45,339
Revolving Credit Facility (2)	71,160
Total	$285,100
_____________________________________________
(1) As of September 30, 2023, approximately $28.4 million of our cash and cash equivalents was held outside of the United States by our non-U.S. subsidiaries. We currently do not have any plans to repatriate our earnings from our foreign subsidiaries. We intend to continue to reinvest our earnings from foreign operations for the foreseeable future, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
(2) As discussed above in “Recent Developments,” we had a revolving credit facility (“2021 Revolving Credit Facility”) with SVB, which has been closed by the regulators. On March 27, 2023, First Citizens Bank entered into an agreement with FDIC to acquire Silicon Valley Bridge Bank, N.A., assuming all customer deposits and certain other liabilities of Silicon Valley Bridge Bank, N.A. As a result, our 2021 Revolving Credit Facility remained in effect with First Citizens Bank. The 2021 Revolving Credit Facility provides, subject to borrowing availability and certain other conditions, for revolving loans in an aggregate principal amount of up to $75.0 million (the “Facility”), with a $15.0 million sub-facility for letters of credit. Our borrowing availability under the Facility is calculated by reference to a borrowing base which is determined by specified percentages of eligible accounts receivable, based on the defined borrowing formula. On July 18, 2023, we entered into a first amendment to the 2021 Revolving Credit Facility to convert the borrowing rate from LIBOR to SOFR and reduce the required level of domestic cash deposits the Company is required to maintain at SVB. The Facility will terminate on the earlier of (i) November 2, 2026 or (ii) 120 days prior to the maturity date of the Convertible Senior Notes, unless the Convertible Notes have been converted to our common equity securities.
The 2021 Revolving Credit Facility contains representations and warranties, including, without limitation, with respect to collateral; accounts receivable; financials; litigation, indictment and compliance with laws; disclosure and no material adverse effect, each of which is a condition to funding. Additionally, the 2021 Revolving Credit Facility includes events of default and customary affirmative and negative covenants applicable to us and our subsidiaries, including, without limitation, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, restricted payments, and prepayment of the Convertible Notes and of junior indebtedness. The 2021 Revolving Credit Facility contains a financial covenant that requires, in the event that credit extensions under the Facility equal or exceed 85% of the lesser of the available commitments under the Facility or upon the occurrence of an event of defaults, our Company to maintain a minimum consolidated monthly fixed charge coverage ratio of 1.00. We were in compliance with all of the financial covenants under the 2021 Revolving Credit Facility as of September 30, 2023 and December 31, 2022. See Note 10 to the accompanying condensed consolidated financial statements for information relating to our 2021 Revolving Credit Facility.

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
As discussed above in “Recent Developments,” on April 14, 2023, we repurchased $118.0 million aggregate principal amount of Convertible Notes out of the initially issued principal balance of $236.0 million, for approximately $96.2 million in cash, including accrued interest, representing a 19% discount to par value. The remaining $118.0 million principal amount of the Convertible Notes remains outstanding as of September 30, 2023 and continues to be subject to the terms of the Indenture pursuant to which they were issued.
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
Share Repurchases
On December 14, 2022, our Board approved a new stock repurchase program, authorizing us to repurchase up to $30 million of our common stock, par value $0.001 per share, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase program may be commenced, suspended, or terminated at any time at our discretion without prior notice. During the nine months ended September 30, 2023 and 2022 we repurchased 2,544,173 shares and 4,782,643 shares, respectively, with a fair value of $12.7 million and $23.6 million, respectively, under our share repurchase program. As of September 30, 2023, the remaining availability under our $30 million share repurchase program was $17.5 million.
In addition, we periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of our equity incentive plans and the underlying award agreements. During the nine months ended September 30, 2023 and 2022, we withheld 128,043 shares and 204,078 shares, respectively, with a fair value of $0.6 million and $2.3 million, respectively, to satisfy the minimum employee tax withholding obligations.
Capital Expenditures
Our cash flow from investing activities primarily consists of capital expenditures and capitalized software development costs. We spent $7.9 million in capital expenditures during the nine months ended September 30, 2023, and currently anticipate that our capital expenditures for 2023 will be between $9 million and $12 million, primarily relating to expenditures for servers and related equipment, leasehold improvements, and other equipment. However, actual amounts may vary from these estimates.

Cash Flows
The following table summarizes the major components of our net cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net cash used in operating activities	$(11,731)	$(13,267)
Net cash provided by (used in) investing activities	83,710	(274,582)
Net cash used in financing activities	(111,445)	(24,528)
Effect of exchange rate changes	(1,568)	(5,175)
Net decrease in cash, cash equivalents and restricted cash	$(41,034)	$(317,552)
Operating Activities
Net cash related to operating activities improved $1.6 million, to cash used in operating activities of $11.7 million for the nine months ended September 30, 2023, as compared to cash used in operating activities of $13.3 million for the nine months ended September 30, 2022. This improvement was primarily driven by a $3.1 million increase related to other non-current assets and liabilities, largely due to increased tax liabilities and lower prepayments made to media partners in connection with long-term contracts. In addition, net income after non-cash adjustments increased $2.6 million during the nine months ended September 30, 2023, compared to the same prior year period. These increases were partially offset by a $4.1 million decrease in cash related to our working capital, primarily reflecting lower cash collections and the timing of payments.
Our free cash flow for the nine months ended September 30, 2023 was use of cash of $27.5 million, as compared to use of cash of $33.6 million for the nine months ended September 30, 2022, reflecting higher profitability and lower capital expenditures, as discussed above. Free cash flow is a supplemental non-GAAP financial measure. See “Non-GAAP Reconciliations” for the related definition and a reconciliation to net cash provided by operating activities.
Investing Activities
Net cash related to investing activities increased $358.3 million, to net cash provided by investing activities of $83.7 million in the nine months ended September 30, 2023 from net cash used in investing activities $274.6 million in the nine months ended September 30, 2022. This increase was primarily attributable to a net increase of $308.8 million related to our investments in marketable securities, comprised of proceeds from sales (net of repurchases) of $99.8 million during the nine months ended September 30, 2023, compared to $209.0 million of initial purchases made upon initiating our investment program in the prior year period. The increase in cash from investing activities was also attributable to the higher use of cash of $44.8 million in the prior year period for consideration paid, net of cash acquired for our acquisition of vi, and lower capital expenditures of $3.0 million in the nine months ended September 30, 2023, primarily due to higher purchases of servers and related equipment during the nine months ended September 30, 2022.
Financing Activities
Net cash related to financing activities decreased $86.9 million to cash used in financing activities of $111.4 million in the nine months ended September 30, 2023, from cash used in financing activities of $24.5 million in the nine months ended September 30, 2022. This decrease was primarily attributable to $96.2 million of cash used to repurchase half of the Company’s Convertible Notes in April 2023, and a $3.9 million decline in proceeds from exercises of stock options and warrants, partially offset by lower treasury share repurchases of $12.6 million in the nine months ended September 30, 2023.

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
Changes in U.S. Dollar against the currencies of the countries in which we operate impact our operating results, as further described in Item 2, “Results of Operations.” The effect of a hypothetical 10% increase or decrease in our weighted-average exchange rates on our revenue, cost of revenue and operating expenses denominated in foreign currencies would result in a $1.7 million unfavorable or favorable change to our operating income for three months ended September 30, 2023 and $5.6 million unfavorable or favorable change to our operating income for the nine months ended September 30, 2023.
Interest Rate Risk
Our exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, investments, and any future borrowings under our 2021 Revolving Credit Facility. There have been no amounts outstanding under our 2021 Revolving Credit Facility since we amended and restated our loan agreement in November 2021. Long-term debt recorded on our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 was $118.0 million and $236.0 million, respectively, and bears a fixed rate of interest.
As of September 30, 2023, our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents of $64.5 million and our investments in marketable securities of $149.4 million, which consist of U.S. Treasuries, U.S. government bonds, commercial paper, and U.S. corporate bonds, with maturities from three months to two years from the date of purchase. The primary objectives of our investment program are focused on achieving maximum returns within our investment policy parameters, while preserving capital and maintaining sufficient liquidity. We plan to actively monitor our exposure to the fair value of our investment portfolio in accordance with our policies and procedures, which include monitoring market conditions, to minimize investment risk.
A 100-basis point change in interest rates as of September 30, 2023 would change the fair value of our investment portfolio by approximately $1.0 million. Since our debt investments are classified as available-for-sale, the unrealized gains and losses related to fluctuations in market volatility and interest rates are reflected within accumulated other comprehensive income (loss) within stockholders’ equity in our condensed consolidated balance sheets.
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
Credit Risk
Financial instruments that subject us to concentration of credit risk are cash and cash equivalents, investments, and receivables. As part of our ongoing procedures, we monitor the credit levels and the financial condition of our customers in order to minimize our credit risk. We do not factor our accounts receivables, nor do we maintain credit insurance to manage the risk of credit loss. We are also exposed to a risk that the counterparty to our foreign currency forward exchange contracts will fail to meet its contractual obligations. In order to mitigate this risk, we perform an evaluation of our counterparty credit risk, and our foreign currency forward contracts have a term of no more than 12 months.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-Chief Executive Officers (“co-CEOs”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), as of September 30, 2023. Based on such evaluation, our co-CEOs and CFO have concluded that as of September 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Except as presented below, there have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of the Company’s 2022 Form 10-K, which are incorporated herein by reference.
Conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may adversely affect our operations and limit our ability to market, support and innovate on our products, which would lead to a decrease in revenues.
Because a material part of our operations are conducted in Israel and certain members of our board of directors and management as well as many of our employees and consultants, including employees of our service providers, are located in Israel, our business and operations are directly affected by economic, political, geopolitical and military conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region. These conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel.
In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks.
The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. These events may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic standing, which may have a material adverse effect on the Company and its ability to effectively conduct its operations.
In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. Certain of our employees and consultants in Israel, in addition to employees of our service providers located in Israel, have been called, and additional employees may be called, for service in the current or future wars or other armed conflicts, and such persons may be absent for an extended period of time. As a result, our operations may be disrupted by such absences, which disruption may materially and adversely affect our business and results of operations.
It is possible that other terrorist organizations, including Hezbollah in Lebanon, and Palestinian military organizations in the West Bank, as well as other hostile countries, such as Iran, will join the hostilities. Such hostilities may include terror and missile attacks. In the event that Israel’s communications infrastructure is damaged as a result of hostile actions, or hostilities otherwise disrupt our ongoing operations, our ability to deliver and/or service our products in a timely manner to meet our customer expectations could be materially and adversely affected.
We also do business with advertisers and media partners located in Israel. The conditions described above may impact advertising demand and the extent of monetization on media partners in Israel. A portion of our business (less than 5% of our revenues) is from advertisers in Israel displaying ads on media partner inventory in Israel which has been impacted by the above events.
Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of property damage and certain direct and indirect damages that are caused by terrorist attacks or acts of war, we cannot assure you that such government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business.

In addition, some countries around the world restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in Israel or political instability in the region continue or increase. There have also been increased efforts by activists to cause companies and consumers to boycott Israeli goods and services and/or companies that support Israel. Such efforts, particularly if they become more widespread, may materially and adversely impact our ability to sell and provide our products and services outside of Israel.
Prior to the Hamas attack in October 2023, the Israeli government began pursuing extensive changes to Israel’s judicial system, which sparked extensive political debate and unrest. In response to such initiative, individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel, as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in security markets, and other changes in macroeconomic conditions. The risk of such negative developments has increased in light of the recent Hamas attacks and the war against Hamas declared by Israel, regardless of the proposed changes to the judicial system and the related debate. To the extent that any of these negative developments do occur, they may have an adverse effect on our business, results of operations and financial condition.
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
In addition, we may from time to time withhold shares in connection with tax obligations related to vesting of restricted stock units in accordance with the terms of our equity incentive plans and the underlying award agreements. The below table sets forth the repurchases of our common stock for the three months ended September 30, 2023:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit) (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
July 2023	350,058	$5.15	330,000	$21,213
August 2023	347,096	$5.52	345,000	$19,313
September 2023	371,222	$5.17	356,100	$17,482
TOTAL	1,068,376	$5.28	1,031,100

(1) Total number of shares purchased includes shares repurchased under our $30 million share repurchase program, as well as shares withheld to satisfy employee tax withholding obligations arising in connection with the vesting and settlement of restricted stock units under our 2007 Omnibus Securities and Incentive Plan and our 2021 Long-Term Incentive Plan.
(2) The average price paid per share under the share repurchase program includes commissions, but excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022. Commission costs associated with share repurchases and excise taxes do not reduce the remaining authorized amount under our repurchase programs.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2023.

OUTBRAIN INC.

By:	/s/ David Kostman
Name: David Kostman
Title: Co-Chief Executive Officer

By:	/s/ Jason Kiviat
Name: Jason Kiviat
Title: Chief Financial Officer (Principal Financial Officer)