Form 10-K
period 2023-12-31
Outbrain Inc.
filed 2024-03-08
CIK 1454938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the shares of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $201.3 million.
As of February 29, 2023, Outbrain Inc. had 49,054,785 shares of common stock outstanding, $0.001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2024 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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
•factors that affect advertising demand and spending, such as the continuation or worsening of unfavorable economic or business conditions or downturns, instability or volatility in financial markets, and other events or factors outside of our control, such as U.S. and global recession concerns, geopolitical concerns, including the ongoing wars between Ukraine-Russia and Israel-Hamas, supply chain issues, inflationary pressures, labor market volatility, bank closures or disruptions, the pace of recovery or any resurgences of the COVID-19 pandemic, and the impact of challenging economic conditions and other factors that have and may further impact advertisers’ ability to pay;
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
•conditions in Israel, including the ongoing war between Israel and Hamas and other terrorist organizations, may limit our ability to market, support and innovate on our products due to the impact on our employees as well as our advertisers and their advertising markets;
•our ability to maintain our revenues or profitability despite quarterly fluctuations in our results, whether due to seasonality, large cyclical events, or other causes;
•the risk that our research and development efforts may not meet the demands of a rapidly evolving technology market;
•any failure of our recommendation engine to accurately predict attention or engagement, any deterioration in the quality of our recommendations or failure to present interesting content to users or other factors which may cause us to experience a decline in user engagement or loss of media partners;
•limits on our ability to collect, use and disclose data to deliver advertisements;
•our ability to extend our reach into evolving digital media platforms;
•our ability to maintain and scale our technology platform;
•our ability to meet demands on our infrastructure and resources due to future growth or otherwise;
•our failure or the failure of third parties to protect our sites, networks and systems against security breaches, or otherwise to protect the confidential information of us or our partners;

•outages or disruptions that impact us or our service providers, resulting from cyber incidents, or failures or loss of our infrastructure;
•significant fluctuations in currency exchange rates;
•political and regulatory risks in the various markets in which we operate;
•the challenges of compliance with differing and changing regulatory requirements;
•the timing and execution of cost-saving measures and the impact on our business or strategy; and
•the risks described in the section entitled “Risk Factors” and elsewhere in this Report.
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
Our mission is to connect businesses with engaged audiences.
Outbrain is a leading technology platform that drives business results by connecting media owners and advertisers with engaged audiences to drive business outcomes, reaching over a billion unique consumers around the world. Outbrain’s artificial intelligence (“AI”) prediction engine powers a two-sided platform for advertisers and media owners that delivers concrete business outcomes. Our platform enables thousands of digital media owners to provide tailored experiences to their audiences, delivering audience engagement and monetization. For tens of thousands of advertisers, from enterprise brands to performance marketers, our platform optimizes audience attention and engagement to deliver greater return on investment at each step of the marketing funnel.
Over the past decade, consumers have become increasingly accustomed to seeing highly curated content that aligns with their unique interests. Social media and search have simplified discovery by leveraging billions of data points to offer personalized experiences. In a similar fashion, our prediction engine ingests billions of data points each minute to provide digital media owners with a platform to deliver curated editorial and advertiser experiences to their audiences. We have been leveraging AI to enhance our ingestion of data and the performance of our prediction engine since our inception. This type of AI, known as traditional or predictive AI, uses machine learning to filter and better understand data to forecast consumer preferences. By contrast, generative AI turns machine learning inputs into actual content. Throughout this Report, when referring to “AI” we are referring to traditional or predictive AI, unless the term “generative AI” is specified.
According to Statista, consumption of content continues to shift online, with over 5 billion consumers accessing the Internet, primarily through mobile devices, where the ability to scroll through a feed has come to be expected by consumers on every page. This means the method in which audiences discover and engage with editorial content must evolve. Our media partners are media owners that use Outbrain’s technology to help their audiences navigate what to read, watch, consider, and buy next.
Our platform is built for user engagement and, as a mobile-first company, is designed to be highly effective on mobile devices. Outbrain’s technology is deployed on the mobile apps and websites of most of our media partners, generating 73% of our revenue in 2023.
Outbrain operates a two-sided marketplace, which means we usually have exclusive control over all aspects of the consumer experience, allowing us to quickly test and deploy new formats for our advertisers and media owners. Since inception, we have been guided by the same core principles pertaining to our three constituents: consumers, media partners, and advertisers.
•Consumers. Our platform is centered on predicting consumer attention and engagement. We believe that by focusing our algorithm on optimizing toward these consumer-centric factors, we are able to cultivate user behavior patterns that compound over time, delivering greater effectiveness and efficiency for our advertisers, superior long-term monetization for our media partners, as well as increased value for Outbrain.
•Media Partners. We are committed to supporting the long-term success of our media partners. We strive to develop multi-year contracts with media partners, with the objective of delivering long-term revenue and deeper audience engagement. Our media partners include both traditional publishers and companies in new and rapidly evolving categories, such as mobile device manufacturers.
•Advertisers. We offer unique advertising solutions across the marketing funnel and provide a single access point to not only reach, but drive real business outcomes from consumers across the Open Internet. We provide advertisers from enterprise brands to performance marketers with solutions to optimize consumer attention and engagement, to deliver accountable business results and greater return on investment.
We partner with thousands of the world’s most trusted digital media owners. We believe we are an important technology and monetization partner to these media owners, delivering approximately $5.2 billion in direct revenue to our partners since our inception. Some key partners with which we have long-standing relationships across our various regions include Asahi Shimbun, CNN, Der Spiegel, Le Monde, MSN, New York Post, Sky News and Sky Sports, and The Washington Post. The average tenure of our top 20 media partners (based on our 2023 revenue), which also includes our more recent partnerships, such as Axel Springer and Fox News, is approximately seven years.
Through our direct, usually exclusive code-on-page integrations with media owners, we have become one of the largest online advertising platforms on the Open Internet. In 2023, we provided personalized ads to over a billion monthly unique consumers, delivering on average over 12 billion experiences promoting content, services, and products per day, with tens of thousands of advertisers directly using our platform.
We are one of the few technology companies who provide a single point of access to consumers as they engage with thousands of media properties across the Open Internet. As a result, we provide a platform that delivers a consistent experience to these consumers, giving advertisers confidence in how they reach their audiences at valuable moments of engagement and consideration.
Our AI prediction engine is fundamental to how we optimize experiences and outcomes for consumers, media owners, and advertisers. We process billions of data signals per minute, powering more than one billion predictions and over 100,000 experiences per second. The growth of our platform, access to audiences, and analysis of marketer results provides us with greater data, which enables us to continually improve the efficacy of our AI prediction engine. Our ability to collect and synthesize large data sets using AI is a key differentiator, and enables us to deliver advertiser outcomes, consumer experiences, and media owner value.

1
User scrolls through the media owner's content, powered by Outbrain's Smartlogic
2
Advertisers bid to show their ads
3
AI Prediction Engine predicts and serves the most relevant media owner content and ads, based on proprietary data and advanced AI
4
User engages with content and ads, and algorithms fine tune based on those interactions
5
Media owners benefit from increased engagement with their content and improved monetization
Global News
PAID CONTENT
Smartfeed
AI Prediction Engine, powering Smartlogic
Editorial Content
Ad
Our Top Picks to Add to Your Bookshelf: Updated Weekly
Accessories for Every Occasion. Shop the New Collection Today.
Sponsored: Solid Threads

Our Industry
Advertising is the primary business model for digital media on the Open Internet, including traditional media environments, as well as gaming and retail media environments. As a result, digital advertising not only subsidizes media consumption for billions of consumers globally, but also finances the creation of journalism, news, and innovative mediums of entertainment across thousands of independent properties — creating a more diverse consumer ecosystem beyond walled gardens.

We believe that the following industry trends are relevant to our business:
Proliferation of digital media and digital advertising across mobile environments, with changing consumer expectations. As mentioned above, the consumption of content continues to shift to mobile devices. In mobile environments, consumers habitually scroll through apps, mobile browsers and news feeds, such as those found on social media, providing continuous opportunities to deliver personalized advertising experiences. As a result, we believe that personalized and engaging digital content experiences, supported by non-intrusive ads, have become the expectation of media owners, rather than a consumer luxury. Advertising spend follows time spent and engagement, and as such mobile ad spend is expected to increase at a faster pace than digital ad spend in total. There is a significant opportunity for technology platforms to develop similar browsing experiences for consumers across the increasing amount of available content on the Open Internet. According to Insider Intelligence, in 2023 global digital ad spend grew to $610 billion, a 10.7% year over year increase, and mobile ad spend grew to approximately $450 billion, an 11.9% year over year increase.
Trusted editorial content is becoming increasingly important. The massive scale of content creation and distribution across social media has made it difficult to curb the creation and proliferation of factually inaccurate news and misinformation. Social media has become the preferred method of news consumption for Americans, despite it being the least trusted category of media, according to a 2023 Statista report. This indicates the desire of audiences to consume media through tailored experiences similar to social, and in contrast spotlights the need for trusted, journalistic content. We believe that this trend will continue. As a result, advertisers have begun to express that they are seeking media environments that prioritize quality, transparency, and fact-based reporting.
Advertisers and media owners are focused on enabling a more sustainable digital media ecosystem. As delivery of content and advertising over digital channels increases in scale, the advertising industry is focused on increasing efficiency and transparency for both advertisers and publishers. Advertisers are requesting greater transparency into the publisher environments they are buying and appearing on, and technology platforms play a critical role in enabling this transparency. This has created larger industry focus on supply optimization. By understanding and prioritizing the most direct access points to publisher inventory, advertisers can reduce media waste and inefficiency. This enables a more sustainable advertising ecosystem at large, ensuring media dollars are spent on quality environments that drive value and reward publishers with sustainable revenue. Platforms with direct media and advertiser relationships, ability to control bidding, and to increase the effectiveness and efficiency of impressions served by optimizing to true consumer attention and engagement, will be best positioned to reduce carbon emissions while providing greater transparency to media owners and advertisers as a result.
Addressability of audiences and increased focus on consumer privacy. All major browsers have now announced an intention to deprecate the use of third-party cookies, with Google Chrome officially restricting third-party cookies for 1% of consumers on January 4, 2024. Third-party cookies have historically been the primary vehicle to target and measure advertising campaigns across web environments. The advertising industry at large is focused on creating methods to deliver tailored experiences to consumers without infringing on user privacy or creating data leakage. As a result, platforms which focus on delivering relevant experiences to consumers based on context and interest, rather than user-based factors, will ostensibly be best positioned to meet advertiser needs in a post-cookie environment.
Performance and return-on-ad-spend (“ROAS”) are important to advertisers. As advertising spend becomes more accountable to key business metrics, technology platforms that deliver on concrete engagement and performance are more relevant than ever. This creates demand for solutions that can adjust in real-time while measuring and optimizing for specific price and performance thresholds. As tools for targeting and tracking become more sophisticated and effective, advertisers are increasingly relying on performance centric pricing models to drive more measurable ROAS, for example, paying for a click (cost-per-click), lead, acquisition, download, install, or sale. Similarly, advertisers are now defining and tracking more accountable metrics for branding and awareness campaigns, rather than measuring views and impressions alone. While viewability remains crucial, advertisers are looking for metrics that provide greater insight into the moment in which they reach consumers. For example, ad placements with high viewability may be quickly passed over by consumers and receive low attention. As a result, advertisers are exploring the use cases for attention metrics, which we believe will enable advertisers to better measure the impact of upper-funnel advertising. Attention adoption is high, with almost 96% of surveyed advertisers worldwide using attention metrics in at least some of their buys this year, according to a February 2023 survey from DoubleVerify. Combining prediction models, accountable metrics such as attention and engagement, with a wide range of formats (from video, to display, to native) will enable advertisers to deliver greater ROAS at each step of the marketing funnel.

Rapid rise of AI provides significant opportunities in advertising. AI models have become increasingly user-friendly and directly applicable to a wide range of industries and use cases. AI has made it possible to collect and rapidly process massive amounts of real-time data signals related to content, context and performance, and incorporate those signals into prediction algorithms like ours. The most recent developments in AI and generative AI will enable platforms like ours to provide solutions directly to self-serve and managed advertisers to tailor creative experiences, automate campaign parameters to improve performance, and inform traditional buying methods with new metrics, such as attention, to optimize ad efficacy. Both advertisers and media owners will increasingly rely on AI-powered automation to deliver tailored experiences to consumers while maximizing performance and monetization opportunities.
Navigating the Transforming Media Landscape for Media Owners and Advertisers
We are targeting a large, fragmented and growing market. According to Insider Intelligence, global digital advertising is expected to grow by 26% over the next two years, accounting for $767 million in spend in 2025. The addressable market for advertising on the Open Internet is tremendous: Insider Intelligence data (January 2024) shows that the programmatic advertising sector is still growing significantly, especially on the Open Internet, where spending in the U.S. alone is rising at a faster rate than in walled gardens and could surpass $50 billion by 2025.
The media landscape is undergoing a substantial transformation, primarily due to the increased consumption of video on social platforms. This shift is shaping how consumers engage with digital media and influencing advertisers in budget allocation.
Global digital advertising revenues have historically been concentrated by the walled gardens, particularly within Google, Meta and their platforms. According to Insider Intelligence (eMarketer, October, 2023) the relative shares of Google and Meta are expected to decline year over year through 2025, despite their revenue growth. Other channels are capturing share of digital advertising spend, including TikTok, Amazon, and Roku, supporting our belief that advertiser dollars will shift and overall spend will increase to platforms delivering incremental reach, engaged consumers and return on investment for advertisers.
Additionally, while consumers are spending a large proportion of their time on social media, Insider Intelligence’s data shows that growth of time spent is plateauing, as consumers seek longer-form content to engage with (rather than short-form social content alone). We believe this represents an opportunity as the broader ecosystem of advertisers seek partners to support continued growth of editorial and journalistic content.
Accordingly, we are executing on strategies to draw both consumers and advertisers to the Open Internet. Our long-standing approach to navigating this changing landscape includes our efforts to become the leading prediction platform on the Open Internet, continually optimizing for user attention and engagement.
Our Offering for Media Partners
Outbrain’s extensive platform provides a suite of solutions tailored specifically to meet the needs of media owners. Our comprehensive media owner suite brings advanced AI-backed prediction technology to the Open Internet, enabling our media partners to enhance their businesses through sustainable monetization, robust audience development, and efficient revenue diversification. This data-driven decision making allows our media partners to position themselves for success in 2024 and beyond.
•Monetization that Balances Content and Ads: Outbrain facilitates content discovery and seamless monetization for our media partners on their own sites. Our sophisticated algorithms optimize the editorial recirculation of content, resurfacing high-quality material for consumers and driving longer sessions on the site. This approach also enhances the value of audience interactions, as consumers engaged with editorial content are more likely to interact with paid advertisements.
•Fueling Publisher Business with our Demand Strategy: Outbrain's branding platform, Onyx by Outbrain™, is designed to maximize brand impact on the Open Internet. Collaborating with premium brands, we optimize for user attention to captivate audiences, boost engagement, and unlock increased monetization opportunities for media owners. This reinforces our value proposition to media owners and drives sustainable success for the industry.
•Customized Layouts: Outbrain’s AI-first platform delivers customized experiences. By leveraging machine learning to analyze audience behavior, contextual insights, and campaign performance data, Outbrain dynamically optimizes our media partners’ digital properties for user experience. Outbrain’s AI-powered prediction engine surfaces the most relevant editorial content and our ad delivery is optimized for campaign performance to increase engagement and drive higher ROAS. Our Smartlogic technology dynamically selects the right experience and layouts according to the audience’s interests and the media owner’s own key performance indicators (“KPIs”), from engagement to monetization.

•Engaging Experiences: We offer a range of formats for strong monetization, including premium pre-roll video ads contextually matched with relevant editorial video content, high-impact display creatives, standard IAB banners, and classic native formats. Combined with our prediction engine, these experiences provide reliable and stable monetization across the entirety of media owner digital properties. We are particularly focused on creating engaging video experiences for both publisher audience development and advertiser purposes, to directly address the desire of consumers to “watch” rather than read: According to Insider Intelligence, “in 2023, it’s estimated that digital video comprised 52.3% of total time spent on screen, with entertainment and news as the preferred categories for that consumption.”
•Efficient Audience Development: A significant proportion of the engagement created by our platform is with the content of the media partner, which we refer to as an “organic experience.” Outbrain equips our media partners with essential tools and services to promote relevant organic editorial experiences to their audiences, improving audience engagement, recirculation, and monetization opportunities as a result. This offering is crucial to support continued audience acquisition and retention across the Open Internet.
•Powerful Revenue Diversification: Keystone by Outbrain™ technology extends ad server optimization capabilities beyond direct campaigns to various campaign types, allowing media owners to effectively diversify their revenue streams. With our total revenue optimization tool, media owners can execute subscription campaigns or optimize their own eCommerce and affiliate campaigns with Outbrain’s distinctive capability for driving engagement.
Outbrain serves as a technology partner for media owners, and their success is integral to ours. With journalism embedded in our DNA and a strong prioritization of supporting publishing since our inception, we possess a unique understanding of the industry. Our long-lasting partnerships, averaging seven years, currently extend to over 8,000 media owners worldwide, with over $5 billion invested back into our media partners through our business model to date, contributing to the sustainability of the publishing industry.
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

Advertiser ROAS
AI powered optimization of advertiser landing page, to deliver maximum business results.
Campaigns
Add Content
Add Campaign
By Campaign
By Date
By Publisher
By Geo
By Platform
By Interest
Include Archived
Columns
Filter
Reports
Hide Chart
Sat, Apr 17, 2021
ROAS (Click): 124%
Avg. CPC: $0.38
Edit Campaign
Total of: 30 Rows
Last complete date: April 18, 2021
Performance 2 - 4 hours
User engagements with ads
Return on Ad Spend
Measured business value to advertiser

In addition, certain media partner arrangements include additional commercial terms such as variable revenue percentages based on page view volume or revenue, or a guaranteed minimum rate of payment if the media partner meets certain additional criteria, including the implementation of advertisement spaces in defined placements across the media partner sites. We also have arrangements with media partners on a programmatic basis such that the contract defines the mechanics to participate in the media partner’s real-time auction for access to the media partner’s inventory, with neither party committing to provide or bid on inventory. The commercial terms of these arrangements, such as revenue percentages, tiering of such percentages, guaranteed minimum rates of payment or programmatic are all factors, among others such as geography and size of the media partners, that contribute to our revenue mix.
Our Offering for Advertisers
We provide a full-stack, cross-funnel advertising solution for advertisers of all sizes — from enterprise brands and the agencies who serve them, to direct-to-consumer brands, performance marketers, and beyond. We drive ROAS for advertisers by connecting them with audiences when they are most likely to pay attention, engage, and convert. This enables advertisers to not only reach, but drive real business outcomes from consumers across the Open Internet.
We have several proprietary buying platforms that enable our advertiser partners to deliver measurable results across each step of the purchase funnel. Amplify, our performance advertising platform, drives engagement and conversion with native ad experiences. Zemanta, our demand-side platform (“DSP”), enables advertisers to optimize their media spend for engagement and outcomes with programmatic buying methods. In 2023, Outbrain launched our new branding platform, Onyx by Outbrain™, applying our AI prediction engine to a viewable, brand-safe environment that delivers greater consumer attention. We believe this presents a significant opportunity to both provide brands with more accountable methods of measurement for their upper and mid-funnel marketing objectives, while also providing the tailored, relevant experience consumers have come to expect.
Regardless of the buying channel advertisers choose to use, our product offerings provide differentiated value by delivering accountable results beyond views, such as attention, engagement, and conversions.
Our unique inventory is also programmatically accessible via leading third-party demand side platforms, which enables advertisers to access the value of Outbrain and Onyx environments on their platform of choice. Our proprietary buying platforms, described above, provide unique value through AI-powered campaign tools, unique formats, and targeting capabilities, all of which are designed to deliver better ROAS.
Our offerings provide advertisers with:
•Seamless and engaging ad experiences. Outbrain features ad inventory and formats that blend seamlessly with the page experience, and are relevant and engaging to the user based on their interests. Outbrain formats are available in a range of variations tailored to achieving specific engagement and performance goals. Onyx formats are designed for attention and are large-format and high-impact in nature. Our suite of ad experiences includes standard native, carousel and app install ads, outstream video, contextual pre-roll video, and high-impact display.
•AI-powered prediction engine. Our deep and direct integrations with thousands of media properties provide us with a wealth of consumer interest and engagement data points. Our proprietary prediction engine ingests billions of data points each minute, utilizing AI and machine learning to make real-time ad serving decisions based on which opportunities are most likely to yield optimal results for the advertiser. This unique engine differentiates our offering beyond typical programmatic platforms, and consistently delivers ROAS for our advertisers.
•Performance tools driven by automation and AI. Use of AI to power better performance is part of our DNA. Our Conversion Bid Strategy (CBS) tool harnesses our wealth of engagement data and machine learning to optimize bid strategies to hit the advertiser’s desired campaign goals. CBS has proven so effective that approximately 75% of advertiser campaigns in 2023 utilized CBS to optimize campaign performance. We are also leveraging generative AI in dynamic new features like AI-powered headline generation, which simplifies ad creation and produces tailored, engaging content, elevating click through rates and overall performance.
•Unique interest and contextual data. Our relationships with our media partners also provide us with a wealth of consumer interest and contextual data, which we use to build unique targeting products. Our data offering includes targeting offerings based on consumer interest segments, as well as complex offerings that predict audience characteristics based on contextual and interest data. This supports our advertisers reaching relevant audiences without reliance on third-party cookies, and powers greater performance.

•Concrete business outcomes. The Outbrain platform enables advertisers to optimize specific campaign goals, guaranteeing engagement and delivering other measurable business outcomes beyond traditional ad views. This includes sales, conversions, traffic, sign-ups, leads, attention, and more. Advertisers are able to view progress, manage ongoing campaigns and maximize ROAS. Our Onyx platform similarly optimizes towards an accountable outcome: attention. Onyx enables advertisers to deliver concrete ROAS with their branding campaigns, by providing high audience attention and corresponding incremental outcomes as a result, rather than ad views alone.
•Full-stack buying solutions. As referenced above, we provide a full suite of buying capabilities for advertisers. We own and operate our own proprietary performance platform, Amplify, as well as our own DSP, Zemanta. We also connect with leading third-party DSPs via our own programmatic platform (SSP), providing agency holding companies and brands with programmatic access to our platform on their buying platform (DSP) of choice. We are one of the few Open Internet advertising companies with an end-to-end buying stack, including our own SSP, DSP, and performance buying platform. This enables advertisers to benefit from greater supply-path optimization, efficiency, and transparency — and enables a more sustainable advertising ecosystem.
•Quality. We work with established media partners, employing rigorous selection criteria, onboarding standards, controls, processes, and ongoing monitoring. As a result, our platform provides predominantly exclusive access to engaged consumers in high quality content environments across many of the world’s most trusted media properties.
Advertiser Results Driven by Tailored Consumer Experience
Our relationships with media owners notably differentiate our offering for advertisers. Our Smartlogic product dynamically optimizes the arrangement and format of experiences delivered to each consumer, predicting which experiences they are most likely to be interested in and engage with. This ensures optimal performance for our advertising partners, and allows them to reach consumers at incremental, exclusive moments of high attention and engagement.

AI and Machine Learning backed bidding automation, optimizing advertiser ROAS and minimizing manual work.

Amplify
Account
Overview
Campaigns
Conversions
Audiences
Scheduled Reports
Realtime Data
Amplify Labs
Video Creative Studio New
Account Settings
User Management New
Payments
Details
Campaign name
Campaign objective
Creative Format
Platform
Budget & bidding
Bid strategy
Budget
Schedule
Start date
Start time
Target
Location
Language
Audience targeting
Advanced targeting
Track
Suffix
3rd party pixel
Device
Smartphone
Tablet
Desktop
OS, browser & WiFi targeting
Conversion bid strategy
Max conversions
Target ROAS
Target CPA
Generate as many conversions as possible given your allotted budget
Primary conversion for optimization
convert
Supporting soft conversions
Select additional conversions that are part of the same funnel (recommended)
Additional options
Budget & Bidding
Reach Estimator
Available Daily Impressions
6.69M - 8.95M
Fairly Broad
Your reach is fairly broad. If you're looking to increase scale, consider expanding your targeting.
1 Campaign Settings
2 Content
Cancel
Next: Content

AI Prediction Engine, Powering Onyx Placement: Experiences served at moments of high attention, with high relevance to the page and consumer.

Ad: Rich media formats tailored for branding objectives.

EON
Perfection in every detail.
Your vision, even more vivid to fuel your wildest creations.
Learn more about our newest products today.
Learn More
Sponsored by EON
Perfection in every detail.
Fuel your wildest creations.
Buy Now
Drag for more

Our Strengths
•Exclusive, owned and operated inventory at scale across the Open Internet. We are one of very few platforms with access to exclusive inventory on over 8,000 properties across the Open Internet. Our goal is to ensure that the capabilities and revenue we provide to our media partners will enable them to sustain their businesses and deliver quality journalism. The unique services and mission-critical partnership we provide to our media partners enable us to continually grow and protect our exclusive inventory. This provides advertisers with the ability to reach incremental audiences at new moments of attention and engagement — adding value to their media mix in an advertising ecosystem that is congested with commoditized offerings.
•End-to-end tech stack for advertisers. We own and operate several buying platforms, allowing advertisers to access the value of our unique inventory, data, and performance offerings in the ways they currently buy. Our proprietary performance platform allows us to support a high volume of diverse advertiser profiles, meeting a wide range of objectives through automation tools. In contrast, our SSP and DSP enable us to seamlessly work with enterprise brands and agencies as well as performance marketers. This provides us with growth opportunities across the full catalog of advertising demand.
•Unique proprietary data and algorithms driving a virtuous cycle. Our direct integrations across our media partners’ properties provide us with a large volume of proprietary first-party engagement data, including context, consumer interest and behavioral signals. Leveraging our data and AI capabilities, we continuously optimize our prediction engine to improve consumer engagement and advertiser ROAS. By delivering better results to advertisers, we are able to continually enhance our platform performance and value for media owners.
•Well positioned for a privacy-centric world.  By integrating directly with our media partners’ properties, we generate proprietary first-party data and are able to collect and infer valuable data and insights, while respecting privacy regulations. With the upcoming discontinuation of third-party cookies and confusion about the efficacy of any new approaches, marketers are looking for more enduring ways to understand their customers. Our ability to extract and leverage contextual signals enables us to deliver tailored advertising without relying on cookie-based targeting.
•History of successful innovation.  We pioneered the category of engagement-driven consumer recommendations. Since then, we have developed our core prediction capabilities into a scaled advertiser business that serves objectives at each stage of the marketing funnel. Additionally, we have evolved our AI prediction technology to optimize all media partner revenue goals and maximize full-page monetization with video and other new experiences. To ensure continued product innovation, we operate as a continuous deployment engineering organization, releasing hundreds of code deployments daily.
•Scaled, profitable and diversified business.  We have grown our business while achieving profitability. This demonstrates the scalability of our technology to new use cases, and the strength of our long-standing client relationships. In 2023 our top twenty digital media partners accounted for approximately 50% of our revenue, with the largest accounting for 10% of our revenue. During the same year, our top twenty advertisers accounted for approximately 24% of our revenue, with the largest accounting for approximately 2% of our revenue.
•Team and culture.  We rely on a global and diverse team of high-performing and results orientated employees to collaborate, innovate, and execute our vision. In our ongoing commitment to fostering a robust company culture and reinforcing the social fabric within our organization, we recognize the profound impact that these elements have on our overall success and sustainability. This commitment is manifested through strategic investments in initiatives that prioritize employee well-being, diversity, equity, and inclusion. We understand that a strong company culture not only enhances organizational cohesion but also contributes significantly to attracting and retaining top talent. Our continued investment in professional development programs, mentorship initiatives, and employee engagement activities underscores our dedication to nurturing a positive and inclusive work environment. By prioritizing these aspects, we aim to build a resilient culture that strengthens our workforce, fosters innovation, and ultimately drives long-term value for our shareholders.
Our Growth Strategies
We are well positioned to capitalize on the continued growth of digital content consumption and advertising. We have demonstrated the applications of our core AI prediction technology to new arenas as consumer habits and advertiser needs change. We believe there is a significant opportunity to leverage our technology and algorithms to bring more relevant consumer experiences to the Open Internet, similar to those which have grown the popularity of social platforms. We believe that this will enable us to partner with traditional media properties in new ways, to apply our prediction engine and optimization technology to new media environments, and to grow the share of wallet across our scaled advertiser client base.
•Grow user engagement across the Open Internet. Improving the abilities of our prediction engine has been an important driver of past growth and we expect it to remain a key driver of future growth. Continued investment in our technology, artificial intelligence and machine learning capabilities enable us to power consumer engagement for media owners in new ways, as consumer habits change. We believe that improvements to our existing prediction capabilities, as well as applications of our engine to new formats and media environments, will enable us to significantly grow our revenue.
•Grow media owner partnerships and access to ad inventory. We have an extensive history of growing ad inventory by expanding our media partnerships and forming new ones with an emphasis on premium media owners in the markets where we operate.
Existing partners.  We have a strong track record of growth through the continuous expansion of existing media partnerships. We are actively growing our available inventory by providing solutions: (i) for new placements on our media partner properties, such as video and mid-article, and (ii) to create new experiences across our existing placements and feeds. We strive to manage a larger proportion of our media partners’ digital properties, to ultimately become the preferred total revenue and full-page optimization partner for media owners.
New partners.  We also plan to pursue new partnerships with media owners to power new media environments that are attuned to grow next-gen audiences — as well as integrations with platforms that will provide access to new consumer segments, across apps and other environments. We plan to expand our partnerships with original equipment manufacturers (OEMs), news aggregators, browsers, operating systems and other platforms enabling us to offer dynamic content feeds and advertising solutions for different platforms.

•Grow budgets from new and existing advertisers. We have developed an advertiser offering that drives business outcomes across multiple steps of the marketing funnel. We plan to continue development of our offerings to drive growth from a diverse set of advertiser types.
◦Further invest in our advertiser product suite, developing cross-funnel solutions. In the past, improvements to our advertiser solutions have been a meaningful driver of growth for our business. With the release of Onyx by Outbrain, we increased our ability to access branding and video budgets. We plan to invest in the continuous improvement of our buying platforms and technology, including enhancements to our AI prediction engine, our DSP (Zemanta), and our performance platform (Amplify), in an effort to ensure we can grow the share of budget from our advertiser base from branding to performance objectives.
◦Continuously improve ROAS through AI and automation.  We aim to deliver better results for advertisers through improved consumer attention and click-through-rate (“CTR”) and outcome prediction. Our investments in AI and automation tools are designed to deliver better results for our advertisers, with less hands-on intervention. This will enable us to deliver better advertiser results and grow new and existing advertisers’ share of wallet.
◦Grow brand spend through development of Onyx creative experiences.  The rollout of Onyx by Outbrain enabled us to serve brand awareness objectives and capitalize on growth in the video and high-impact advertising sectors. Our Brand Studio and the video experiences we are now able to provide as a result of our acquisition of video intelligence AG (“vi”) in 2022 enable us to provide innovative creative solutions that deliver high attention. The addition of video experiences (including pre-roll, and outstream) to our platform presents a significant growth opportunity in video, which has not exceeded 10% of our revenue mix, with significant remaining headroom for growth into a higher yielding business.
◦Attract new types of advertisers.  In addition to investments in our advertiser product and technology, we plan to continue investing in sales and marketing initiatives aimed at attracting new types of advertisers, such as enterprise brand advertisers. Our focus on premium media partnerships and high-impact and video formats enable us to form new business relationships with advertisers who traditionally have not spent with Outbrain.
◦Deepen strategic value to media partners. The expansion of our demand business to service new objectives greatly increases the opportunity for our media partners. Onyx enables our media partners to benefit from an entirely new catalog of video and high-impact display demand, which is complementary and incremental to the dependable, year-round performance advertising demand we provide. By evolving our business to service advertiser objectives across the funnel, we are in tandem evolving our relationship with media owners to provide full-page, cross-demand monetization solutions. This is critical at a time when media owners are seeking dependable, diverse revenue. In addition, Keystone by Outbrain further broadens the revenue opportunity we can provide to our media owners — providing solutions to optimize total revenue across their site by optimizing affiliate revenue, e-commerce, events, subscriptions, and more.
◦Acquisitions and strategic partnerships. We have a track record of successfully executing a number of acquisitions and partnerships, helping us efficiently expand our offerings, grow our business and grow our talent. In 2017, we acquired Zemanta, providing us with a DSP and bidder that has enabled us to grow in a multitude of strategic areas (including the development of Onyx by Outbrain’s managed programmatic offering). In 2018, we acquired AdNgin, an advanced user interface optimization platform, which has been instrumental in developing our AI-backed media owner engine, Smartlogic. In 2019, we acquired Ligatus, a German-based native advertising and programmatic company. In January 2022, we acquired vi, providing us with an expanded video offering for advertisers and media owners, enabling the creation of Onyx by Outbrain’s video suite. We intend to continue to opportunistically pursue partnership and acquisition opportunities that will enhance our technology or market presence and deliver more value to our partners and advertisers.

Our Competition
The digital advertising industry is highly competitive and fragmented. Many of our competitors provide only one element of the full demand offering we have now created. We believe we are in a differentiated position due to our ability to service advertiser objectives from branding to performance and provide media owners with full-page monetization as a result. We compete for advertising dollars and media owner partnerships with advertising technology platforms who have traditionally been performance focused, such as Criteo, Taboola, and RevContent. With the creation of our branding platform, Onyx and our programmatic tech stack, we also compete with companies such as Magnite, PubMatic, Teads, and TripleLift. The Open Internet category, which we and the competitors listed above are placed within, also competes with large consumer-facing digital platforms for ad dollars. These include companies such as Amazon, Meta, TikTok, Google, and X (formerly known as Twitter).
The key factors that differentiate us from competitors and secure long-term media owner partnerships as a result include: (i) our unique media owner suite which includes audience engagement and revenue diversification offerings that provide valuable tools that extend far beyond monetization alone, and increasingly (ii) our ability to offer full-page monetization solutions, with an array of advertiser demand types from branding dollars to performance dollars, which are optimized by differentiated AI-backed Smartlogic technology.
The key factors that enable us to compete effectively for advertising dollars include: (i) deep understanding of consumer interest and intent across editorial environments, as a result of our unique media owner offering, (ii) utilization of our core AI prediction technology to leverage this data to deliver better branding, consideration and performance outcomes, (iii) access to massive audience scale on premium media owner properties across the globe; and (iv) supply-path optimization by design, offering advertisers efficient, direct access to media owner inventory at scale.
Our Technology
We have designed our platform to process real-time content and advertising transactions quickly and efficiently at a massive scale. Our platform delivers on average over 12 billion recommendations daily, in 20 languages. We designed our platform using a microservices-based architecture, which enables the rapid deployment of new features with high availability, reliability, and redundancy.
Our platform consists of the following key technology components:
•Infrastructure.  To support our business needs, we operate our own proprietary cloud infrastructure, and also utilize other public clouds. Our proprietary infrastructure includes over 7,000 servers, with storage capacity exceeding several petabytes. Our servers are primarily located in three third-party data centers, on a co-location basis, in Secaucus, NJ, Sacramento, CA, and Chicago, IL. Each of our data centers is operated by a different vendor, in order to minimize the impact of any outage on our platform. While all three data centers actively serve recommendations to consumers, we are able to serve all of our traffic from two of the three data centers if needed. We utilize a global content delivery network (CDN), and dynamic acceleration, for additional performance optimization and redundancy. In 2022, we also started serving recommendations from a public cloud based in the Netherlands to several countries in Europe. We use architecture similar to our primary third-party data centers and deploy over two availability zones for high availability.
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
We monitor our system using several tools, both internal and external, to gauge our uptime and performance. We also use multiple layered security controls to protect our recommendation engine and our data assets, including software-based access controls for our source code and production systems and centralized production systems management. We believe that the failure of any individual component will not affect the overall availability of our platform, having maintained an uptime of 99.9% from 2018 to 2023.

•Data.  One of the key benefits of our platform is the management, analysis, and structuring of valuable user engagement and advertising data.
◦Our data scale:  We gather billions of data events per minute delivering over 12 billion recommendations per day. During 2023, we improved our data efficiency by reducing the overall terabytes of data collected per day, while increasing overall click-through-rates by focusing on the most impactful data such as contextual signals, advertiser data, and user engagement data (typically clicks on recommendations). We leverage our data to improve our algorithms and prediction capabilities.
◦Our automated content index: To operate our platform, we have created our automated content index, comprising over 5 billion content elements. Our technology automatically classifies and analyzes content at a rate of over 1 million pages a day in 20 different languages. We index content through RSS feeds and JavaScript triggers to continuously identify new content and changes to existing content. Our automated index deconstructs content into base elements including titles, images and topics in order to recombine the elements into targeting data and formatted recommendations and ads.
•Artificial Intelligence and Machine Learning.  Our proprietary artificial intelligence and machine learning capabilities enable us to harness the vast volume of data we collect in order to effectively match consumers to relevant content and ads based on our content index. AI is at the heart of our key prediction engine, which backs all of our advertiser and media owner offerings. Leveraging AI to ingest and analyze the billions of data points we access daily, and effectively utilizing them to make predictions that deliver better business outcomes, is a key tenet of our business. Our algorithms make over 1,000 click and conversion rate predictions per second, on average, before selecting which recommendations to present on each page view.
Our Data Flywheel
Sales and Marketing
We focus our sales and marketing efforts on supporting, advising, and training our media partners and advertisers. We strive to add value for our partners through education of the best uses of new metrics such as attention, as well as providing key insights around consumer engagement and interest which are accessible to us through our platform. We employ in-market sales teams across our markets, helping us attract premium digital media owners and advertisers to our platforms, as well as global support hubs to manage small and medium clients. In addition, we have developed and currently utilize online acquisition channels to attract new advertisers, who we are able to onboard and serve in an automated manner, using self-serve tools and technologies.

Our sales teams educate prospective media owners, partners, and advertisers on the use, technical capabilities, and benefits of our platform. Our dedicated teams work with potential customers through the entire sale cycle, from initial contact to contract execution and implementation. Throughout the process, our teams provide guidance as to how our platform can optimize the value of a media owner’s audience or how an advertiser can reach relevant consumers. Additionally, following contract execution and implementation, our account management teams guide our media partners on how additional platform deployment and optimizations can deliver incremental monetization. We engage advertisers and their agencies in order to educate them on how to increase reach and ROAS using our solutions.
Our marketing team is focused on delivering strategies that drive efficient new media partner and advertiser acquisition, increasing awareness of our brand and our evolving solutions, and educating the market in order to enhance our position as key industry thought leaders.
Human Capital Resources
Much of our success can be directly attributed to our global team of technology, business, and data science experts who work out of our 15 locations worldwide. Outbrain is comprised of a diverse, intelligent and driven group of individuals who are passionate and excited to be leading continued innovation in Open Internet technology and advertising.
Our culture and team are a critical asset in building and expanding our business. We believe that our strong and diverse teams deepen customer relationships, promote innovation, and increase productivity. Our Culture Manifesto, available publicly on the Outbrain website, is one of many important expressions of the values and principles that reflect how we behave, collectively and individually.
Our people strategy revolves around creating employee experiences. We strive to foster deep employee engagement built upon personal development and achievement that is supported by continuous feedback, learning, and team building. As we continue growing our team, and become more diverse culturally and geographically, we want to make sure we retain a shared mission among the people that become part of our Company. In particular, there are certain characteristics that we seek out in our employees:
•Intelligent and productive.   There are many great attributes companies can seek in the candidates they hire —academic degrees, deep industry expertise, hands-on work experience, etc. While these attributes are an important part of our screening process, we seek, above all else, a combination of smarts and a “get stuff done” attitude.
•Collaborative.  We love hiring and nurturing professionals who are great at their craft. At the same time, we are cognizant that we are ultimately playing a team sport and we therefore look for people who strive to be amazing team players. A self-described “Superstar” focused on personal status is not likely to fit our team, even if they are very good at their profession.
•Passionate.   People who have a passion for something typically have that spark in their eyes when they engage in the work they love. They bring their best self to work, possess the desire to improve and learn, and focus on opportunities rather than obstacles. Through their passion, they set the tone for the rest of the team and become excellent examples for everyone to follow.
We also strive to make Outbrain diverse at all levels of the Company, and in all types of jobs. Our priority is to always hire and promote people based on qualifications and merit, and we believe that this approach does not conflict with the objectives of inclusion and empowerment. Our team consists of people from many different nationalities and cultures with different perspectives, opinions and ideas which we believe is undeniably powerful and ultimately drives shareholder value. We support employee-led employee resource groups (“ERGs”), which foster a diverse and inclusive workplace. We currently have four ERGs: OB Good, OB Green, OB WE and OB-4-Equality, focusing on social responsibility, environmental sustainability, women’s empowerment, and diversity equity and inclusion, respectively, all of which are open to people of all backgrounds.
As of December 31, 2023, we had 942 employees and contractors. Based on where data is available, 49% were male, 47% were female and 4% undisclosed. Approximately 40% of our workforce is located in Israel, 13% is located in the United States, 13% is located in Slovenia, and the remaining 34% is located across our other global offices. In March 2020, we transitioned to remote work, with selective offices returning on a hybrid basis where conditions related to COVID-19 permitted. In 2022, we returned to our offices using a hybrid model, with employees working from both our office locations and their homes. As of September 2023, we formalized a hybrid schedule of three-days a week in office.

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
Outbrain has built an extensive intellectual property portfolio to date. This portfolio includes 18 granted U.S. utility patents, 35 granted U.S. design patents, 15 European registered community designs and 14 UK registered designs.
Regulatory Environment
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, many of which are still evolving and being tested in courts, and could be interpreted or enforced in ways that could harm our business. These laws and regulations involve matters including privacy, use of artificial intelligence, data use, data protection and personal information, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, competition, protection of minors, consumer protection, accessibility, taxation, environmental reporting and economic or other trade controls including sanctions, and securities law compliance. Foreign laws and regulations can impose different obligations, or penalties or fines for non-compliance, or be more restrictive than those in the United States. More generally, the application, interpretation, and enforcement of applicable laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction, industry or size of company. For example, the Digital Services Act (DSA) in the European Union, which became enforceable in February 2024, is aimed at protecting users and the digital space from harmful and illegal content. Although we have not been named a “Very Large Online Platform” under the DSA, we are required to meet certain content transparency requirements which require technical and compliance changes. The DSA includes significant penalties for non-compliance. In addition, the rising global adoption of artificial intelligence technologies has resulted in the European Union reaching a provisional political agreement on the Artificial Intelligence Act, 2023 (“EU AI Act”). The EU AI Act imposes multiple new requirements on the utilization of generative artificial intelligence technologies which may adversely impact our business practices and affect our ability to adopt new technologies.
Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities have caused us, and in the future will likely continue to cause us, to incur substantial costs and expose us to civil and criminal liability (including liability for our personnel) or penalties (including substantial monetary remedies). Such orders, inquiries or enforcement actions could be materially adverse to our business, result in negative publicity and reputational harm, divert resources and the time and attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.
We have been subject to significant legislative and regulatory developments in the past, and proposed or new legislation and regulations could significantly affect our business in the future. For example, we implemented a number of changes and controls as a result of requirements under the General Data Protection Regulation ((EU) 2016/679) (GDPR), and may implement additional changes in the future. The GDPR also requires submission of personal data breach notifications to our lead European Union privacy regulator, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The interpretation of the GDPR is still evolving and draft decisions of regulators are subject to review by other European privacy regulators as part of the GDPR’s consistency mechanism, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. In addition, the United Kingdom, Brazil, Japan, Singapore and other countries have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions that could increase the cost and complexity of delivering our services, cause us to cease the offering of our products and services in certain countries, or result in fines or other penalties. The California Consumer Privacy Act, as amended by the California Privacy Rights Act, and similar laws recently enacted by other states also establish certain transparency rules and create certain data privacy rights for users. In addition, the European Union’s ePrivacy Directive and national implementation laws impose additional limitations. Changes to our products or business practices as a result of these or similar developments have in the past adversely affected, and may in the future adversely affect, our business and adds complexity to our and our partner’s compliance programs.

We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including the collection of data and the data shared between countries or regions in which we operate. If we are unable to collect data and/or transfer data between and among countries and regions in which we operate, it could affect our ability to provide our services or our ability to target ads, which could adversely affect our financial results. For example, in July 2023 the E.U.-U.S. Data Privacy Framework (“DPF”), a voluntary certification program for the transfers of personal data from the EU to the U.S., became effective. The DPF replaced the prior transfer framework that was invalidated in July 2020 by the Court of Justice of the European Union. Though we have been certified under the DPF, these mechanisms, including the Standard Contractual Clauses, for transfers of data continue to face legal challenges and invalidation of such schemes or restrictions on data transfers could materially and adversely affect our business, financial condition, and results of operations.
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
Security
Being a trusted partner is a key value for us and, as such, security is an ongoing commitment. Our products are designed with security, and privacy, at the forefront. We maintain tight controls over the personal data we collect, encrypting it where necessary, and retaining it in our databases with strictly limited and controlled access rights, to ensure it is secure while utilizing advanced monitoring over our environment. All traffic to and between our data centers is encrypted, along with all sensitive configurations, while our users and customers have their passwords hashed.
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
Providing a clean, non-fraudulent premium network for media owners, advertisers and consumers is a top priority at Outbrain. Our dedicated anti-fraud team monitors our platform to identify and investigate unusual web traffic patterns. We detect, block and prevent fraudulent web traffic by using both internal and external third-party TAG Anti-Fraud certified solutions. We have been a Trustworthy Accountability Group (TAG) Brand Safety Certified member since 2018. We also implement certain Media Rating Council Invalid Traffic Detection and Filtration Standards in our internal fraud detection technological ecosystem.

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
•A failure to grow or to manage growth effectively may cause the quality of our platform and solutions to suffer;
•Our sales and marketing efforts may require significant investments and, in certain cases, involve long sales cycles;
•Our research and development efforts may not meet the demands of a rapidly evolving technology market;
•The digital advertising industry is intensely competitive and we must effectively compete against current and future competitors;
•Loss of media partners could have a significant impact on our revenue and results of operations;
•Growth in our business may place demands on our infrastructure and resources;
•The failure of our recommendation engine to accurately predict user engagement;
•If the quality of our recommendations deteriorates, or if we fail to present interesting content to our users, we may experience a decline in user engagement, which could result in the loss of media partners;
•Limitations on our ability to collect, use, and disclose data to deliver advertisements;
•Our failure or the failure of third parties to protect our sites, networks and systems against security breaches, or otherwise to protect the confidential information of us or our partners;
•Outages or disruptions that impact us or our service providers, resulting from cyber incidents, or failures or loss of our infrastructure; and
•Political and regulatory risks in the various markets in which we operate and the challenges of compliance with differing and changing regulatory requirements.
Risks Related to Outbrain and Outbrain’s Industry
Our revenue and results of operations are highly dependent on overall advertising demand and spending in the markets in which we operate. Factors that affect the amount of advertising spending, such as economic downturns, unexpected events or events outside of our control, can make it difficult to predict our revenue and could adversely affect our business, results of operations, and financial condition.
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

The continued volatile macroeconomic environment, with variables such as the Russia-Ukraine and Israel-Hamas wars, general unrest in Europe and the Middle East, bank failures, inflation, and U.S. interest rates, has impacted certain categories of our advertisers. These conditions have in turn adversely impacted us and could, if they continue or worsen, adversely impact us in the future, including if our advertisers were to reduce or further reduce their advertising spending as a result of any of these factors.
We continue to monitor our operations, and the operations of those in our ecosystem (including media partners, advertisers and agencies). However, these conditions, whether resulting from the factors described above or due to the occurrence of other unanticipated events, make it difficult for us, our media partners, advertisers and agencies to accurately forecast and plan future business activities and could cause a reduction or delay, or further reduction or delay, in overall advertising demand and spending. The occurrence of unforeseen events, like the COVID-19 pandemic, conflicts and wars, and other macroeconomic factors that affect advertising demand may have a disproportionate impact on our revenues and profitability in certain periods and could adversely affect our business, results of operations, and financial condition.
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
•increase coordination among our engineering, product, operations, go-to-market and other support organizations; and
•recruit, hire, train, and retain experienced personnel.
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
Our sales and marketing teams educate prospective media partners and advertisers about the use, technical capabilities, and benefits of our platform. Our sales cycle (with both media partners as well as with certain advertisers and agencies) can take significant time from initial contact to contract execution and implementation. We may not succeed in attracting new media partners despite our significant investment in business development and sales and marketing, and it is complex to predict the extent of the revenue that will be generated with a media partner. We may not succeed in expanding relationships with existing media partners and advertisers, despite our significant investment in sales, account management, marketing, and research and development and it is difficult to predict when additional products will generate revenue through our platform, and the extent of that revenue. Programmatic partners tend to have a long sales cycle with distinct technical and integration requirements, as well as a separate ongoing partner management process. If we are unsuccessful in our sales and marketing efforts, our results of operations and prospects will be adversely affected.
Even if our sales and marketing efforts are successful, there can be no assurance that the properties of our media partners will be able to generate sufficient user interest, traffic or engagement. The ability of our media partners to maintain or grow their digital properties is often outside of our control, may be significantly impacted by broader media consumption trends, and may result in stagnant or declining ad inventory availability, which could negatively impact our results of operations and prospects.
Our research and development efforts may not meet the demands of a rapidly evolving technology market resulting in a loss of customers, revenue, and/or market share.
We expect to continue to dedicate considerable financial and other resources to our research and development efforts in order to maintain or improve our competitive position. However, investing in research and development personnel, developing new solutions and enhancing existing solutions is expensive and time consuming. Our research and development activities may be directed at maintaining or increasing the performance of our recommendations, developing tools that improve productivity or efficiency, or introducing new solutions. However, there is no assurance that such activities will result in significant new marketable solutions, enhancements to our current solutions, design improvements, additional revenue or other expected benefits. Furthermore, there is no assurance that our efforts to promote new or enhanced solutions, like video solutions or new advertiser tools, will be successful. If we are unable to generate an adequate return on our investment with respect to our research and development efforts, our business, results of operations, and financial condition may be adversely affected.
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
Media owners are investing in capabilities that enable them to connect more effectively and directly with advertisers, or to partner with fewer vendors. Our business may suffer to the extent that our media partners and advertisers sell and purchase advertising inventory directly from one another or through intermediaries other than us, reducing the amount of advertising spend on our platform. If we are unable to compete effectively for media owners’ inventory and/or advertisers’ advertising spend, we may experience less demand, which could adversely affect our business, results of operations, and financial condition.
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
With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our profitability. In addition, we and our media partners compete indirectly for user engagement with larger search and social media companies, such as Meta (formerly Facebook), Google, LinkedIn, X (formerly Twitter Inc) and TikTok. We also broadly compete for advertiser budgets with other forms of traditional and online marketing, including keyword advertising, social media marketing and display advertising.

In addition, large and established internet and technology companies may have the power to significantly change the very nature of digital advertising marketplaces in ways that could materially disadvantage us. Some of these companies could leverage their positions to make changes to their web browsers, mobile operating systems, platforms, exchanges, networks or other solutions or services that could be significantly harmful to our business and results of operations. Some of these companies also have significantly larger resources than we do, and in many cases have advantageous competitive positions in popular products and services such as Amazon Advertising, Google Search, YouTube, Chrome, Meta Platforms, and Apple Search Ads, which they can use to their advantage. Furthermore, our competitors have invested substantial resources in innovation, which could lead to technological advancements that change the competitive dynamics of our business in ways that we may not be able to predict.
Loss of existing or future market share to new competitors and advertisers allocating finite budgets to competitors could substantially harm our business, results of operations, and financial condition.
Loss of large media partners could have a significant impact on our revenue and results of operations.
A significant portion of our recommendations are placed on web pages and mobile applications of a small number of our media partners. Certain partners may reduce or terminate their business with us at any time for any reason, including as a result of changes in their financial condition or other business circumstances, such as a change in strategy or model by which they monetize their properties. Our largest media partner accounted for approximately 10% of our revenues in 2023 and 2022 and 11% of our revenues in 2021. If a large media partner, or if several small or medium-sized media partners, terminate their relationships with us or reduce the amount of inventory we receive from them, whether based on their decisions or changes in the ecosystem, we may not have access to sufficient media partners to satisfy demand from advertisers resulting in lower revenues. In addition, losing key media partners may lead advertisers to seek alternate advertising solutions, which could slow our growth. A media partner may terminate its relationship with us and enter into a relationship with a competitor, and to the extent that becomes a long-term relationship, reestablishing our relationship with that media partner may prove difficult. As discussed above, establishing relationships with media partners may involve long sales cycles. As a result, the loss of a significant media partner relationship or of several small or medium-sized media partner relationships could have a material adverse impact on our business, results of operations and financial condition.
Our revenue growth and future prospects will be adversely affected if we fail to expand our advertiser and agency relationships.
Our revenue growth depends on our success in expanding and deepening our relationships with existing advertisers. Our growth strategy is premised in part on increasing spend from existing advertisers. In order to do so, we must be able to demonstrate better results for our advertisers with increased user engagement and ROAS, among other things. We do not have long-term commitments from our advertisers. We also seek to increase the number of advertisers and to reach new advertisers, both directly and through their media agencies. Attracting new advertisers and expanding existing relationships with our advertisers requires substantial effort and expense. In particular, large advertisers with well-established brands may require us to spend significant time educating them about our platform and solutions. It may be difficult and time consuming to identify, sell and market to potential advertisers who already allocate their budgets to large competitors and who expect to see a similar return on investment before diversifying or allocating a portion of their advertising budgets to us.
As we expand the application of our solutions, we increasingly depend on media agencies who assist advertisers in planning and purchasing advertising for brand marketing objectives, such as preference shift and brand awareness. Media agencies may require platforms like ours to be added to preferred partners programs, connect to designated intermediaries or make various commitments. It may be difficult, costly or time-consuming to meet media agency requirements and may not result in revenue growth. If we are unsuccessful in developing new advertiser and agency relationships and maintaining and expanding our existing relationships, our results of operations and prospects will be adversely affected.
We are subject to payment-related risks that may adversely affect our business, working capital, financial condition and results of operations.
Our business has been and may be further impacted by the ability or willingness of our advertisers to pay for their use of our platform. New advertisers spending on our platform, or existing advertisers allocating greater budgets to our platform, has resulted in an increase in our credit loss exposure. We may be involved in disputes with our advertisers, and in the case of agencies, their advertisers, over the operation of our platform, the terms of our agreements or our billings for purchases made by them through our platform. If we are unable to resolve disputes with our clients or our advertisers are experiencing financial hardship, it is less likely that we will be able to collect payment, and we may lose clients or clients may decrease their use of our platform and our financial performance and growth may be adversely affected. Even if we are not paid by advertisers on time or at all, we may still be obligated to pay our media partners, and as a consequence, our business, financial condition and results of operations could be adversely impacted.

We have had clients who have declared bankruptcy or gone out of business without remitting full payment to us, and we have incurred write-offs for credit losses as a result of the failure of our advertisers to make payments to us in a timely manner or at all. If we are unable to collect payment from advertisers or media agencies due to their inability to pay, refusal to pay or bankruptcy, we will incur further write-offs for credit losses, which could harm our results of operations. In the future, credit loss may exceed reserves for such contingencies and our credit loss exposure may increase over time. Any increase in write-offs for credit loss could harm our business, financial condition and results of operations.
We also regularly experience slow payment cycles by media agencies as is common in our industry. In terms of our payment obligations, typically, we are contractually required to pay our media partners within a negotiated period of time, regardless of whether our advertisers or agency clients pay us on time, or at all. While we attempt to negotiate long payment periods with our media partners and shorter periods from our advertisers and seek to enforce the payment terms currently in place with our clients, we are not always successful. As a result, we must manage timing issues between our accounts payable and our accounts receivables. Our collections and payments cycle may increasingly consume working capital if we continue to be successful in growing our business. If we are unable to generate sufficient funds from operations or borrow on commercially acceptable terms or at all, our working capital availability could be reduced, and as a consequence, our financial condition and results of operations would be adversely impacted.
Many of our contracts with media agencies provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser, a type of arrangement called sequential liability. Contracting with these agencies, which in some cases have or may develop higher-risk credit profiles, may subject us to greater credit risk than if we were to contract directly with advertisers. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base.
The failure of our recommendation engine to accurately predict consumer engagement may adversely affect our business, results of operations, and financial condition.
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
If the quality of our advertisements deteriorates, or if we fail to present interesting content to consumers, we may experience a decline in user engagement, which could result in the loss of media partners.
Our technology selects what is displayed to consumers on the online properties of our media partners. Our success depends on our ability to make valuable recommendations to organic experiences and ads, which, in turn, depends on the quality of our index and our ability to predict engagement by an individual consumer within a specific context. We believe that one of our key competitive advantages is our AI prediction engine. Subject to our advertiser guidelines, we offer our media partners a degree of flexibility with respect to the type of recommendation that they believe will appeal to their audience based on the editorial tone of their properties. If the quality of our recommendations suffers, whether due to our actions or decisions made by our media partners, the types of advertisers interested in utilizing our platform, or we are otherwise unable to provide users with valuable and relevant recommendations, user engagement may decline or perceptions of our recommendations may be adversely impacted. If we experience a decline in consumers or their engagement, for example, because consumers begin to ignore our platform or direct their attention to other elements on the online properties of our media partners, our media partners and advertisers may in turn not view our solutions as attractive, which could harm our business, results of operations, and financial condition.
The content of advertisements could damage our reputation and brand, or harm our ability to expand our base of consumers, advertisers and media partners, and negatively impact our business, results of operations, and financial condition.
Our reputation and brand may be negatively affected by ads that are deemed to be hostile, infringing, offensive or inappropriate by consumers and media partners. From time to time, we make changes in our advertiser guidelines that can result in the inclusion or exclusion of certain types of ads. We cannot predict with certainty the impact that such changes might have on user engagement or perceptions of our recommendations. We have adopted policies regarding unacceptable advertisements and retain authority to remove ads that violate these policies; however, advertisers could nonetheless provide such content and occasionally circumvent our policies. If any of those ads lead to hostile, infringing, offensive or inappropriate content, our reputation could suffer by association. The safeguards we have in place may not be sufficient to avoid harm to our reputation and brand. This could adversely affect existing relationships with media partners and advertisers, as well as our ability to expand our user and media partner base, and harm our business, results of operations, and financial condition.

Conditions in Israel, including the ongoing conflict between Israel and Hamas and other terrorist organizations, may adversely affect our operations and limit our ability to market, support and innovate on our products, which would lead to a decrease in revenues.
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
In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population, industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks.
In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. Certain of our employees in Israel, in addition to employees of our service providers located in Israel, have been called, and additional employees may be called, for service in the current or future wars or other armed conflicts, and such persons may be absent for an extended period of time. As a result, our operations may be disrupted by such absences, which may materially and adversely affect our business and results of operations.
The intensity and duration of Israel’s current war against Hamas and other terror organizations, as well as additional potential crises involving hostile countries, such as Iran, are difficult to predict, as are the economic implications on the Company’s business and operations and on Israel’s economy in general. These events may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic standing, including the downgrading of Israel's credit rating by rating agencies, which may have a material adverse effect on the Company and its ability to effectively conduct its operations.
Furthermore, following the Hamas and Hezbollah attacks on Israel, the Houthi movement, which controls parts of Yemen, launched several attacks on marine vessels traversing the Red Sea, which were thought either to be in route toward Israel or to be owned by Israeli persons. The Red Sea is a vital maritime route for international trade traveling to or from Israel, and in response to the Houthi movement’s attacks, coalition forces led by the United States and United Kingdom have targeted sites in Yemen.
The hostilities with Hamas, Hezbollah and other organizations and countries have included and may include terror, missile and drone attacks. In the event that Israel’s communications infrastructure or other public utilities are damaged as a result of hostile actions, or hostilities otherwise disrupt our ongoing operations, our ability to deliver and/or service our products in a timely manner to meet our customer expectations could be materially and adversely affected.
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
Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Campaigns of boycotts, divestment and sanctions undertaken against Israel, could adversely impact our business. In addition, some countries around the world restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in Israel or political instability in the region continue or increase. There have also been increased efforts by countries, activists and organizations to cause companies and consumers to boycott Israeli goods and services. In January 2024, the International Court of Justice (“ICJ”), issued an interim ruling in a case filed by South Africa against Israel in December 2023, making allegations of genocide amid the war in Gaza, and ordered Israel, among other things, to take measures to prevent genocidal acts, prevent and punish incitement to genocide, and take steps to provide basic services and humanitarian aid to civilians in Gaza. There are concerns that companies and businesses will terminate, and may have already terminated, certain commercial relationships with Israeli companies following the ICJ decision. The foregoing efforts by countries, activists and organizations, particularly if they become more widespread, as well as the ICJ rulings and future rulings and orders of other tribunals against Israel (if handed), may materially and adversely impact our ability to sell and provide our products and services outside of Israel.
Finally, political conditions within Israel may affect our operations. Israel has held five general elections between 2019 and 2022, and prior to October 2023, the Israeli government pursued extensive changes to Israel’s judicial system, which sparked extensive political debate and unrest. In response to such initiative, many individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel, as well as to increased currency fluctuations, downgrades in credit ratings, increased interest rates, increased volatility in security markets, and other changes in macroeconomic conditions. To date, these initiatives have been substantially put on hold. If such changes to Israel’s judicial system are again pursued by the government and approved by the parliament, this may have an adverse effect on our business, our results of operations, and our ability to raise additional funds, if deemed necessary by our management and board of directors.
Our current business model depends on media owners maintaining open access digital properties, monetizing through advertising and attracting users to their digital properties, and could be impacted by continued pressure on the publishing industry.
Our platform depends on users continuing to consume content on media owners’ digital properties. Media owners face challenges growing and maintaining their audiences a result of the proliferation of new and innovative content distribution methods such as social media platforms. The overall decline in media owner audiences limits available advertising inventory creating financial pressure on media owners who rely on advertising to operate their business. As a result of these evolving trends, we have seen and may continue to see media owners consolidating or ceasing to operate.
In addition, some media partners, typically those that participate in both print and digital publishing, charge their users a subscription fee for online access by implementing a paywall. Our business may be negatively impacted by media partners shifting from open access to paywalls or generating less user interest because it may decrease our access to consumers and advertising inventory.
If media partners consolidate, cease to operate, or shift their revenue models from advertising, this could negatively affect our business, results of operations, and financial condition. To the extent we have long-term commitments with our media partners, and they are adversely impacted by the evolving media owner landscape, we may not be able to recoup our investment in our media partners.
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
In order to secure favorable terms, such as exclusivity and longer-term agreements, we may offer media partners contracts with guaranteed minimum rates of payments. These guarantees require us to pay our media partner for the ad impressions we receive, regardless of whether the consumer engages with the ad or we are paid by the advertiser. If the level of consumer engagement on a media partner property or overall advertiser demand falls, the payments to our media partners with guaranteed minimum rates of payment may adversely impact our Ex-TAC Gross Profit and our margins. This includes the possibility of paying a media partner an amount in excess of the revenue that we generated from ads served on that media partner property. The revenue from ads served on a media partner property or overall advertiser demand could drop for reasons outside of our control. It is also possible that we will agree to a rate of payment that is more difficult to profitably recoup than we originally believed. In addition, many of our contracts that contain guarantee arrangements set a single rate of payment and do not account for seasonal revenue fluctuations. As a result, our gross profit margins may fluctuate with the seasonality of the business. Additionally, these guarantees may adversely impact our traffic acquisition costs in absolute dollar terms and as a percentage of revenue, as well as overall profitability. The provision of guaranteed minimum rates to additional media partners or to existing media partners upon contract renewal, or the provision of such guarantees in contracts that contemplate a large number of page views, such as some of the contracts we have entered into with large media partners, may increase the risk that our gross profit and/or margins may be adversely impacted for the reasons we describe above.
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
The data we collect improves our algorithms and helps us deliver relevant recommendations with greater consumer engagement. Our ability to collect and use data is critical to the value of our platform. Without cookies, mobile device IDs, and other tracking technology data, our recommendations would be informed by less information about user interests and advertisers may have less visibility into their return on ad spend. If our ability to use cookies, mobile device IDs or other tracking technologies is limited, we may be required to develop or obtain additional applications and technologies to compensate for the lack of cookies, mobile device IDs and other tracking technology data, which could be time consuming or costly to develop, less effective, and subject to additional regulation. As described in more detail below in this Item 1A under “User growth and engagement depends upon effective interoperation with devices, platforms and standards set by third parties that we do not control,” prominent technology companies also have discontinued, or announced intentions to discontinue, the use of certain cookies, and to develop alternative methods and mechanisms for tracking users.
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
Our advertisements are currently accessed through desktops, laptops and mobile devices, and are adaptable across many digital environments, including web pages, mobile applications, email and video players. In the future, our advertisements may be accessed through other new devices and media platforms. As a result, we depend on the interoperability of our solutions with popular devices, platforms and standards that we do not control. For example, because many users access our platform through mobile devices, we depend on the interoperability of our solutions with mobile devices and operating systems such as Android and iOS. Any changes in, or restrictions imposed by, such devices, platforms or standards that impair the functionality of our current or proposed solutions, limit what our media partners may or may not display, how they acquire audiences, or give preferential treatment to competitive products or services could adversely affect usage of our platform.
Some users also download free or paid “ad blocking” software on their computers or mobile devices, not only for privacy reasons, but also to counteract the adverse effect advertisements can have on the user experience, including increased load times, data consumption, and screen overcrowding. If more users adopt these measures, our business, results of operations, and financial condition could be adversely affected. Many applications and other devices allow users to avoid receiving advertisements by paying for subscriptions or other downloads. Prominent media technology companies, including Google, are also limiting what advertisements may be rendered through their browsers in the name of user experience and load times. Ad-blocking technologies negatively impact our business by reducing the volume or effectiveness and value of advertising.
Prominent technology companies also have discontinued, or announced intentions to discontinue, the use of certain cookies, and to develop alternative methods and mechanisms for tracking users. The most commonly used Internet browsers allow users to modify their browser settings to block first-party cookies (placed directly by the media partner or website owner that the user intends to interact with) or third-party cookies, and some browsers block third-party cookies by default. For example, Apple already prohibits the use of third-party cookies and moved to “opt-in” privacy models with iOS requiring users to voluntarily choose (opt-in) to permit app developers to track them across applications and websites and therefore receive targeted ads. Google has announced it will deprecate the use of third-party cookies in its Chrome web browser by the end of 2024. As a consequence of these changes, fewer of our cookies or media partners’ cookies may be set in browsers or be accessible in mobile devices, which adversely affects our business.

As companies replace cookies, it is possible that such companies may rely on proprietary algorithms or statistical methods to track users without cookies, or may utilize log-in credentials entered by users into other web properties owned by these companies, such as their email services, to track web usage, including usage across multiple devices. Alternatively, such companies may build different and potentially proprietary user tracking methods into their widely-used web browsers. Any transition could be more disruptive, slower, or more expensive than we currently anticipate, and could materially affect the accuracy of our recommendations and ads and thus our ability to serve our advertisers, adversely affecting our business, results of operations, and financial condition.
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
Our failure or the failure of third parties to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information or the confidential information of our partners, could damage our reputation and brand and substantially harm our business and operating results.
We collect, maintain, transmit and store data about consumers, clients, employees, business partners and others, including personally identifiable information, as well as other confidential information. We also engage third parties that store, process and transmit these types of information on our behalf. We have experienced and expect to continue to experience actual and attempted cyberattacks. Our security measures, and those of our third-party service providers, might not detect or prevent all attempts to breach our systems including, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches, ransomware, credential stuffing attacks or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, networks and systems or that we or such third parties otherwise maintain. We and such third parties might not anticipate or prevent all types of attacks, and because techniques used to obtain unauthorized access to or sabotage systems change frequently, attacks might not be known to us or our third-party service providers until after they are launched. In addition, security breaches can occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by third parties. These risks may increase over time as the complexity and number of technical systems and applications we use also increases.
Breaches of our security measures or those of our third-party service providers or cyber security incidents could result in: unauthorized access to our applications, sites, networks and systems; unauthorized access to and misappropriation of data and customer information, including customers’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; phishing scams and malware, ransomware and other malicious Internet-based activity; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation; regulatory action; and other potential liabilities. Any security breach or cyber incident, whether actual or perceived, which impacts us or one of our third-party service providers could significantly damage our reputation and brand, cause our business to suffer through, among other things, loss of, or failure to attract, media partners or advertisers and we could be required to expend significant capital and other resources to alleviate problems caused by such breaches.
In addition, some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, and our agreements with certain partners may require us to notify them in the event of a security incident. These mandatory disclosures may lead to negative publicity and may cause our users, media partners or advertisers to lose confidence in the effectiveness of our data security measures. In the European Union and United Kingdom a data breach involving personal data will generally require notification of the relevant Supervisory Authority(ies) and, where the risk to individuals is high, notification of the affected individuals themselves. In the European Union and United Kingdom there is a possibility of significant fines being imposed in the event of a security breach.
Any security breach or cyber incident, which impacts us or one of our third-party service providers, or any failure on our part or on the part of such third parties to protect our sites, networks and systems or to protect our confidential information or the confidential information of others could damage our reputation and brand and substantially harm our business and operating results.

Our business depends on our ability to maintain and scale our technology platform. Real or perceived errors, disruptions or outages in our platform, including due to the possible cyberattacks discussed above or our failure to maintain adequate security and supporting infrastructure, could adversely affect our operating results and growth prospects.
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
We also face risks of disruptions of service from third-party interference with our platform. As discussed above, cyberattack techniques are constantly evolving and becoming increasingly diverse and sophisticated. Our platform is designed with degradation features that enable us to turn off our organic experiences and ads without producing white space on the media partner’s properties for the vast majority of our media partners. While we have robust systems in place to counter attacks breaches, attacks have occurred and we cannot guarantee that future attacks may not have dire consequences, including impacting what may be displayed on the properties of our media partners and advertisers. Disruptions to our platform and our servers could interrupt our ability to provide our solutions and materially affect our reputation, relationships with media partners and advertisers, business and results of operations. There can be no assurance that any limitation of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim arising from a cyber incident. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms, will be available in sufficient amounts to cover one or more large claims, or that insurers will not deny coverage as to any future claim. Moreover, anticipating cyberattacks or alleviating problems resulting from errors or disruptions in our platform could require significant resources, which would adversely impact our financial position, and results of operations.
We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
Our business relies on the incorporation of machine learning and predictive AI solutions into our platform, offerings, services and features. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be infringing, deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected and we may be subject to the risk of litigation. We have also announced that we are experimenting with various generative AI capabilities with the goal of automating and significantly enhancing platform functionality, ad variety and overall engagement. Generative AI, however, also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including government regulation of AI, may impede our ability to do business and will require significant resources to ensure compliance.
Failures or loss of our infrastructure, including hardware and software, with respect to us and other service providers on which we rely, could adversely affect our business.
We rely on owned and leased servers and other third-party hardware and infrastructure to support our operations. To support our business needs, we operate our own proprietary cloud infrastructure using third party data centers co-located in three geographically separate locations managed by three different vendors in the United States. In addition, we also serve recommendations from a public cloud based in Europe. We do not have control over the operations of these facilities or technology of our cloud and service providers, including any third-party vendors that collect, process and store personal data on our behalf. Our systems, servers and platforms and those of our service providers may be vulnerable to computer viruses, physical or electronic break-ins, sabotage, intentional acts of vandalism and other misconduct that our security measures or the security measures of these service providers may not detect. Individuals able to circumvent such security measures may disrupt our operations, damage our hardware and infrastructure, misappropriate confidential or proprietary information or otherwise impair our reputation and business. Additionally, to the extent that our cloud and other service providers experience security breaches that result in the unauthorized or improper use of confidential data, employee data or personal data, we may not be indemnified for losses resulting from such breaches. There can be no assurance that we or our third-party providers will be successful in preventing security breaches, including as a result of cyber attacks, or successfully mitigating their effects.

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
We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, creativity, and teamwork across our business, helping to drive our success. We cannot ensure we can effectively maintain our corporate culture as we continue to grow and maintain the hybrid work model we established as a result of COVID-19. As we expand and change, in particular across multiple geographies, following acquisitions, in more remote environments or in global talent centers, it may be difficult to preserve our corporate culture, which could reduce our ability to innovate, create, and operate effectively. Over time, factors such as expansion, dispersal and remote operations may also decrease the cohesiveness of our teams, which is critical to our corporate culture. The failure to preserve our culture could adversely affect our business, results of operations, and financial condition by negatively affecting our ability to attract, recruit, integrate and retain employees, continue to perform at current levels, and effectively execute our business strategy.
Utilizing labor in foreign countries may subject us to additional risks, which could have an adverse effect on our business, operating results and financial condition.
We have attempted to control our operating expenses by utilizing lower cost labor in foreign countries, such as India, and we may in the future expand our reliance on off-shore labor. Countries outside of the United States may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest, natural disasters, pandemics or other instability, which could interfere with work performed by these labor sources or could result in our having to replace or reduce these labor sources. Moreover, we may have difficulty in successfully staffing, transitioning knowledge of systems and controls, and managing our foreign operations, which could impact our business, financial condition or results of operations. Doing business outside of the U.S. also increases our risk exposure to anti-corruption laws and regulations such as the Foreign Corrupt Practices Act, any violation of which could expose us to significant financial penalties or consent orders that may curtail our business.
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
•organizing or similar activity by workers, local unions, work councils, or other labor organizations;
•our ability to respond to competitive developments and other market and technological dynamics, such as the emergence of generative AI;
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
The regulatory framework for online privacy issues is continuously evolving and is likely to receive global scrutiny for the foreseeable future. Restrictions could be placed upon the collection, management, aggregation, and use of information, which could result in a material increase in the cost of collecting or otherwise obtaining certain kinds of data and could limit the ways in which we may use or disclose information. In particular the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, and similar or related practices (sometimes referred to as interest-based advertising, behavioral advertising or personalized advertising), has come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies in the United States and abroad that focus on consumer protection or online privacy. Much of this scrutiny has focused on the use of cookies and other technologies to collect information about Internet users’ online browsing activity on web browsers, mobile devices, and other devices, to associate such data with user or device identifiers or de-identified identities across devices and channels. As we rely upon large volumes of data collected primarily through cookies and similar technologies, it is possible that these legislative and technical changes may have a substantial impact on our ability to collect and use the data of Internet users. It is essential that we monitor global privacy developments and engage in responsible privacy practices, including providing users with notice of the types of data we collect and how we use that data to provide our services.
In the United States, the U.S. Congress and state legislatures, along with federal regulatory authorities have recently increased their attention on matters concerning the collection and use of consumer data. For example, California enacted the California Consumer Privacy Act, along with related regulations (together, the “CCPA”), which was subsequently updated by the California Privacy Rights Act (“CPRA”). The CCPA creates individual privacy rights for California residents and increases the privacy and security obligations of businesses handling personal data and the CPRA imposes additional data protection obligations including limitation on the use and processing of sensitive personal data. The CCPA and CPRA are enforceable by the California Attorney General and there is also a private right of action relating to certain data security incidents. The CCPA generally requires covered businesses to, among other things, provide disclosures to California consumers and afford California consumers abilities to opt-out of the sharing of personal data between parties, a concept that is defined broadly, with behavioral advertising triggering such requirements under the CCPA. The CCPA and CPRA or subsequent guidance may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
Other states across the country have been implementing similar privacy laws, such as Virginia, Colorado, Connecticut and Utah. Any disparity between federal and state laws may add additional complexity, including a variation in requirements, restrictions, and potential legal risk, and may require additional investment in compliance programs, result in disjointed internal approaches to the collection and use of data as a result of state-based differences or impact strategies and availability of previously useful data.
In Europe, the General Data Protection Regulation (EU) 2016/679 (“GDPR”) took effect on May 25, 2018 and applies to products and services that we provide in Europe, as well as the processing of personal data of European Economic Area (“EEA”) residents, wherever that processing occurs. The GDPR includes operational requirements for companies that receive or process personal data of residents of the EEA that are different from those that were in place in the EEA prior to the GDPR. Failure to comply with GDPR, or its implementation in the United Kingdom through the Data Protection Act 2018 (“UK GDPR”), may result in significant penalties for non-compliance, in the United Kingdom, the greater of £17.5 million or 4% of the total worldwide turnover in the preceding financial year or, in the case of the GDPR, whichever is greater €20 million or 4% of an enterprise’s global annual revenue. In addition to the foregoing, a breach of the GDPR or the UK GDPR could result in regulatory investigations, reputational damage, orders to cease/change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
In addition, there is increased focus on the self-regulatory mechanisms created to further compliance with these regulations. For example, the Internet Advertising Bureau (“IAB”) Transparency & Consent Framework (“TCF”) has been criticized for being inherently incompatible with GDPR. As a result, loss of confidence in such mechanisms and slow adoption rates create may undermine the viability of the TCF such that there is no industry standard for requesting and obtaining consent, all of which could negatively affect our business, results of operations, and financial condition. In addition, the UK Information Commissioner’s Office (“ICO”), the Irish Data Protection Commission and the French Commission Nationale de l’Informatique et de Libertés (“CNIL”) continue to investigate the ad tech industry and the use of cookies.
Further, in the European Union, current national laws that implement the ePrivacy Directive (2002/58/EC) will be replaced by the ePrivacy Regulation, which will significantly increase fines for non-compliance and impose burdensome requirements around placing cookies. While the text of the ePrivacy Regulation is still under development, the CJEU Fashion ID, Planet 49, Wirtschaftsakademie cases are driving increased attention to cookies and tracking technologies and impacting compliance requirements across the ecosystem. As regulators start to enforce a strict approach regarding the use of cookies, we expect further system changes, limitations on the effectiveness of our advertising activities, and compliance requirements, which may adversely affect our margins, increase costs, and subject us to additional liabilities.
Though GDPR intended to harmonize the privacy laws across the EEA, member state interpretations of the law continue to vary making compliance increasingly complex. For example, France and Germany, have adopted a strict approach to the dropping of any cookies without consent, even if cookies are used strictly for technical delivery and not for personalization. Although we developed technical solutions to comply with such cookie limitations, evolving interpretations of required limitations may result in unintended consequences with respect to our operations, such as fraud identification or user experience.
It is possible that CCPA (and other U.S. privacy laws), GDPR, UK GDPR and the ePrivacy Regulation in Europe and related standards may be interpreted and applied in manners that are, or are asserted to be, inconsistent with our data management practices or the technological features of our solutions, and any failure to achieve required data protection standards may result in lawsuits, regulatory fines, or other actions or liability, all of which may harm our results of operations.
In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us, our media partners or our advertisers, such as the IAB U.S. Global Privacy Platform and Multi-State Privacy Agreement. We are members of self-regulatory bodies that impose additional requirements related to the collection, use, and disclosure of consumer data, such as the right to opt out of the sharing or the sale of their personal information for interest-based advertising purposes. Some of these self-regulatory bodies might refer violations of their requirements to the Federal Trade Commission or other regulatory bodies. If we were to be found responsible for such a violation, it could adversely affect our reputation, as well as our business, our compliance with self-regulatory frameworks, results of operations, and financial condition.
In Europe, the Digital Services Act (EU) 2022/2065 (“DSA”) will be enforceable from February 2024 and applies to digital services that connect consumers to goods, services, or content in the EEA. Although we have not been classified as a “very large online platform” under the DSA, we may still be required to comply with the provisions of the DSA or support our partners’ compliance with the provisions of the DSA. The DSA imposes stricter obligations on curbing harmful or unlawful content, such as implementing tools to automatically monitor, detect and take down illegal online content; implementing a mechanism for users to easily flag content and to cooperate with “trusted flaggers” (such as NGOs); reinforcing traceability of our customers; implementing a mechanism for the public and businesses to challenge content moderation decisions and seek redress; providing access to vetted researchers to the key data and provision of access to NGOs to public data; increased transparency on the algorithms used for recommending content to users; implementing risk-based controls to prevent the misuse of our tools and independent audits of our risk management systems; implementing mechanisms to adapt swiftly and efficiently in reaction to crises affecting public security or public health; preventing the use of targeted advertising with respect to children targeting and sensitive personal data. Sanctions under the DSA include fines of up to 6% of global turnover in the event of non-compliance and can lead to a ban on operating in the EU in cases of repeated serious breaches. A similar piece of legislation, the Online Safety Bill, is currently being discussed in the UK. In addition to the foregoing, a breach of the DSA could result in regulatory investigations, reputational damage, orders to cease/change our services, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. In addition, we may be required to indemnify media partners against claims with respect to our advertising content. Our advertisers may not have the ability to satisfy their indemnification obligations to us, in whole or in part, and pursuing any claims for indemnification may be costly or unsuccessful. As a result, we may be required to satisfy indemnification obligations to media partners, or claims against us, with our own assets.

If media partners, advertisers, and data providers do not obtain necessary and requisite consents from consumers for us to process their personal data, we could be subject to fines and liability.
Pursuant to GDPR, the UK GDPR and related ePrivacy laws, media partners and any downstream partners are required to obtain unambiguous consent from EEA data subjects to process their personal data, which the industry has addressed through the release and widespread adoption of the IAB TCF. Because we do not have direct relationships with users, we rely on media partners, advertisers, and data providers, as applicable, to implement notice or choice mechanisms required under applicable laws, and transmit notification of the consent (or no consent) of the user to us. Where applicable, we may only use user data to deliver interest-based advertisements where we have consent. If media partners, advertisers, or data providers do not follow the process (and in any event as the legal requirements in this area continue to evolve and develop), we could be subject to fines and liability. We may not have adequate insurance or contractual indemnity arrangements to protect us against any such claims or losses.
Evolving legislation and mechanisms governing the transfer of personal data from the EEA or the UK to the United States; introduce increased uncertainty and may require us to change our EEA/UK data practices and/or rely on an alternative legally sufficient compliance measure.

The GDPR and the UK GDPR, generally prohibit the transfer of personal data of EEA/UK subjects outside of the EEA/UK, unless a lawful data transfer solution has been implemented or a data transfer derogation applies. In 2023, the EU-U.S. Data Privacy Framework (DPF) was adopted as the replacement mechanism for transfer of EU data to the US after the 2020 invalidation of the prior E.U.-U.S. Privacy Shield mechanism. The DPF is a voluntary certification program administered by the US Department of Commerce which requires companies to self-certify compliance with the DPF principles. Although we are certified under the DPF, this mechanism is already facing legal scrutiny and challenges, similar to the Privacy Shield, and its invalidation may impact our ability to transfer EEA/UK data to the United States.
The second mechanism, the UK and EEA Standard Contractual Clauses (“SCCs”), were upheld as a valid legal mechanism for transnational data transfer. However, the ruling requires that European organizations seeking to rely on the EU SCCs to export data out of the EEA ensure the data is protected to a standard that is “essentially equivalent” to that in the EEA including, where necessary, by taking “supplementary measures” to protect the data. Despite such decision, rulings in 2022 from the Austrian Datenschutzbehörde bring into question whether supplemental measures for the transfer of data outside of the UK and EEA will be deemed sufficient by media partners, regulatory bodies and courts. If such supplementary measures are found to be inadequate, this may adversely affect our business, results of operations and financial condition.
In the event that use of the DFP, the SCCs or relying on the UK adequacy decision are invalidated as solutions for data transfers to the U.S., or there are additional changes to the data protection regime in the EEA/UK resulting in any inability to transfer personal data from the EEA/UK to the U.S. in compliance with data protection laws, European media partners and advertisers may be more inclined to work with businesses that do not rely on such compliance mechanisms to ensure legal and regulatory compliance, such as EEA/UK-based companies or other competitors that do not need to transfer personal data to the U.S. in order to avoid the above-identified risks and legal issues. Such changes could cause us to incur penalties under GDPR or UK GDPR, could increase the cost and complexity of operating our business, or adversely impact our business, results of operations, and financial condition.
Any governmental investigations, legal proceedings, or claims against us could result in liability, harm our reputation and could be costly and time-consuming to defend.
From time to time, we have been subject to litigation claims, whether arising in connection with employment, competition, or commercial matters. We also may be exposed to potential claims brought by third parties against us, our media partners or our advertisers. Such claims may allege, for example, that our advertisers’ recommendations (including the destination page reached) infringe the intellectual property or other rights of third parties, are false, deceptive, misleading or offensive, or that our advertisers’ products are defective or harmful.
Our reputation as a business with high standards of regulatory compliance depends in part on our media partners’ and advertisers’ adherence to laws and regulations of multiple jurisdictions concerning copyright, trademark and other intellectual property rights, unfair competition, privacy and data protection, and truth in-advertising, and their use of our platform in ways consistent with users’ expectations. In general, we require our media partners and advertisers to comply with all applicable laws, including all applicable intellectual property, content, privacy and data protection regulations. We rely on contractual representations from media partners and advertisers that they will comply with all such applicable laws. We make reasonable efforts to enforce contractual notice requirements, but, due to the nature of our business, we are unable to audit fully our media partners’ and advertisers’ compliance with our recommended disclosures or with applicable laws and regulations. If our media partners or advertisers were to breach their contractual or other requirements in this regard, or a court or governmental agency were to determine that we, our media partners and/or our advertisers failed to comply with any applicable law, then we may be subject to potentially adverse publicity, damages and related possible investigation, litigation or other regulatory activity. In addition, any perception that we, our media partners and/or our advertisers fail to comply with current or future regulations and industry practices may expose us to public criticism, collective redress actions, reputational harm or claims by regulators, which could disrupt our industry and/or operations and expose us to increased liability.
As a result of any of the above, we have been involved in litigation or governmental investigations, whether on our own, or involving or concerning our media partners or advertisers, including class action claims, or as third-parties required to comply with requests for information or subpoenas. As a result of such actions, we may become subject to significant liability, including claims for damages, financial penalties, and costs of compliance. Claims may be expensive to defend, divert management’s attention from our business operations, and affect the cost and availability of insurance, even if we ultimately prevail. If any of this occurs, it may have a material adverse effect on our reputation, business operations, financial position, competitive position and prospects.
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
Companies are facing increasing scrutiny from investors, customers, regulators and other stakeholders related to their ESG practices and disclosure. The nature, scope and complexity of matters that we must assess and report are expanding due to growing mandatory and voluntary reporting relating to the environment, climate change, diversity and inclusion, workplace conduct and human capital management. Significant expenditures and commitment of time by management, employees and consultants are involved in developing, implementing and overseeing policies, practices, additional disclosures and internal controls related to ESG risk and performance. An inability to implement such policies, practices, and internal controls and maintain compliance with laws and regulations, or a perception among stakeholders that our ESG disclosures and sustainability goals are insufficient, our goals are unattainable or are not an appropriate area of focus could harm our reputation and have an adverse impact on our business, financial condition or results of operations. Investors, investor advocacy groups and investment funds may focus on these practices, especially as they relate to the environment, climate change, diversity and inclusion, workplace conduct and human capital management. Failure to adapt to or comply with regulatory requirements, at the U.S. federal or state level and internationally, or investor or stakeholder expectations and standards could negatively impact our reputation, our ability to do business with certain customers, vendors, suppliers or other third parties, and our stock price. Increased ESG-related compliance costs could result in increases to our overall operational costs which could impact our profitability. Any of the foregoing could have an adverse impact on our business, financial condition or results of operations.
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

Future events may impact our deferred tax asset position including deferred tax assets related to our utilization of net operating losses (“NOLs,” each “NOL”) and U.S. deferred federal income taxes on undistributed earnings of international affiliates that are considered to be reinvested indefinitely.
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

We continue to augment our internal control over financial reporting and internal controls. Any failure of our internal controls could result in a material misstatement in our financial statements. Furthermore, if we are unable to conclude that our internal control over financial reporting is effective at the time that we are required to make such assessment, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, has made some activities more difficult, time-consuming or costly and has increased demand on our systems and resources, and this will continue particularly after we are no longer an “emerging growth company.”
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
We have invested, and may need to further invest in, resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
As a public company, it is also more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We utilize various risk management guides, as well as the protocols of certain certifications as described below to identify, assess, and manage cybersecurity risks relevant to our business through our risk management program. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We use COBIT, or Control Objectives for Information Technologies, as a framework for risk management and manage various controls as required by ISO 27001, 27017 and 27032 standards. We maintain the following certifications: ISO 27001, ISO 27017 and ISO 27032, Cloud Security Alliance Star level 1 and PCI-DSS SAQ A-EP. Our on-premises data centers are SOC 2 certified.
In addition to our certifications, we (i) conduct routine employee training sessions and onboarding security training, including phishing simulations, to increase awareness of phishing and other cyber threats; (ii) require multi-factor authentication access methods for all employees into our network; (iii) operate general monitoring and service protections that are subject to continuous enhancements to detect and mitigate various threats, including performing ongoing manual and automatic vulnerability assessment tests; and (iv) manage an ongoing cyber risk-management framework to assess internal technological changes, as well as external systems and services as part of supply chain risk.
In an effort to detect vulnerabilities or cyber breaches that we have not yet discovered, we regularly run an exhaustive security testing framework, including scanning all internal and external assets for vulnerabilities, utilizing multiple third-party security testing teams every year, and maintaining a bug bounty program.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•Ongoing risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
•a third-party risk management process for service providers, suppliers, and vendors.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives quarterly reports from management regarding our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as certain other incidents that have lesser impact potential.
The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program, including education sessions regarding cybersecurity topics from our Chief Information Officer (CIO) and Chief Information Security Officer (CISO), internal security staff or external experts.
Our Risk Committee, which includes our CEO and other members of management, meets quarterly as part of the Company’s enterprise risk management program, with cybersecurity being the most significant area of review and reporting.
Our security team, including our Governance Risk and Compliance lead (GRC), CISO & CIO, is responsible for assessing and managing our risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CISO has 25 years experience as a technology leader, with extensive experience within the cybersecurity ecosystem and risk management. He has been certified as a CISO by the Israeli Technion Institute. Our CIO has 15 years experience as a technology leader with extensive cybersecurity experience. He is also CRISC (Certified in Risk and Information Systems Control) certified. Our security team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
Item 2. Properties
Our corporate headquarters are located in New York, NY, U.S., where we occupy office space consisting of approximately 23,000 square feet pursuant to a lease agreement executed in July 2021 and expiring in October 2027.
Since 2007, we have maintained a presence in Netanya, Israel, which is overseen by one of our founders, where we occupy space consisting of approximately 47,000 square feet under a lease that expires in 2026. In January 2023, we also entered into a new lease in Ljubljana, Slovenia, which is approximately 16,000 square feet and expires in 2032. We use these facilities primarily for technology and development, and, to a lesser extent, for general administration and sales and marketing. We maintain a regional office in London, England for general administration and sales and marketing. We also have sales and operations offices in a number of locations around the world, including Cologne, Germany; Gurugram, India; Madrid, Spain; Milan, Italy; Munich, Germany; Paris, France; São Paolo, Brazil; Singapore; Sydney, Australia; Timişoara, Romania; and Tokyo, Japan.
We believe that our current facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any expansion of our operations.
Item 3. Legal Proceedings
Information with respect to this item may be found in Note 11 in the accompanying notes to the audited consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Report, under “Legal Proceedings and other Matters,” which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on The NASDAQ Stock Market LLC (“Nasdaq”) on July 23, 2021 under the symbol “OB.” Prior to July 23, 2021, there was no established public trading market for our common stock.
Holders of Record
As of February 29, 2024, there were approximately 142 holders of record of our common stock. The actual number of the Company’s stockholders is greater than this number of record holders, which does not include stockholders who are the beneficial owners of shares that are held of record by brokers and other nominee holders.
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
The below table sets forth the repurchases of our common stock for the three months ended December 31, 2023:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit) (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
October 2023	458,348	$4.71	440,000	$15,421
November 2023	338,377	$3.86	336,600	$14,128
December 2023	423,786	$4.14	408,689	$12,436
TOTAL	1,220,511	$4.28	1,185,289
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

Stock Performance Graph
The following graph compares the cumulative total stockholder return on an initial investment of $100 in our common stock between July 23, 2021 (our initial trading day) and December 31, 2023, with the comparative cumulative total return of an investment of such amount in (i) the NASDAQ Composite Index (IXIC), (ii) the NASDAQ Internet Index, and (iii) the Russell 2000 Index (RUT) over the same period. We have not paid any cash dividends. Therefore, the total return calculation for us is solely based on the change in the price of our common stock, whereas the data for the comparative indices assumes reinvestment of dividends. The graph assumes the closing market price on July 23, 2021 of $20.00 per share as the initial value of our common stock. The returns shown below are based on historical results and are not necessarily indicative of, nor intended to forecast, potential future stock price performance. The graph is not deemed “filed” with the SEC and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

$120
$100
$80
$60
$40
$20
$0
7/23/21
9/30/21
12/31/21
3/31/22
6/30/22
9/30/22
12/31/22
3/31/23
6/30/23
9/30/23
12/31/23
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
The purpose of this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide the readers of our financial statements with narrative information from our management, which is necessary to understand our business, financial condition, and results of operations. The MD&A should be read in conjunction with our audited consolidated financial statements and notes thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2022, which includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2021 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the audited consolidated financial statements prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”), we use certain non-GAAP financial measures throughout this discussion to provide investors with supplemental metrics used by our management for financial and operational decision making. These measures are supplemental and are not an alternative to our financial statements prepared in accordance with U.S. GAAP. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most comparable U.S. GAAP financial measures.
Business Overview
Outbrain Inc. (together with our subsidiaries, “Outbrain,” the “Company,” “we,” “our” or “us”) was incorporated in August 2006 in Delaware. The Company is headquartered in New York, New York with various wholly-owned subsidiaries, including in Israel, Europe and Asia.
Outbrain is a leading technology platform that drives business results by connecting media owners and advertisers with engaged audiences to drive business outcomes, reaching over a billion unique consumers around the world. Outbrain’s artificial intelligence (“AI”) prediction engine powers a two-sided platform for advertisers and media owners that delivers concrete business outcomes. Our platform enables thousands of digital media owners to provide tailored experiences to their audiences, delivering audience engagement and monetization. For tens of thousands of advertisers, from enterprise brands to performance marketers, our platform optimizes audience attention and engagement to deliver greater return on investment at each step of the marketing funnel. See Item 1 “Business” in this Report for more information regarding our business, industry, product offerings and growth strategies.
Outbrain operates a two-sided marketplace, which means we usually have exclusive control over all aspects of the consumer experience, allowing us to quickly test and deploy new formats for our advertisers and media owners. Since inception, we have been guided by the same core principles pertaining to our three constituents: consumers, media partners, and advertisers.
•Consumers. Our platform is centered on predicting consumer attention and engagement. We believe that by focusing our algorithm on optimizing toward these consumer-centric factors, we are able to cultivate user behavior patterns that compound over time, delivering greater effectiveness and efficiency for our advertisers, superior long-term monetization for our media partners, as well as increased value for Outbrain.
•Media Partners. We are committed to supporting the long-term success of our media partners. We strive to develop multi-year contracts with media partners, with the objective of delivering long-term revenue and deeper audience engagement. Our media partners include both traditional publishers and companies in new and rapidly evolving categories, such as mobile device manufacturers.
•Advertisers. We offer unique advertising solutions across the marketing funnel and provide a single access point to not only reach, but drive real business outcomes from consumers across the Open Internet. We provide advertisers from enterprise brands to performance marketers with solutions to optimize consumer attention and engagement, to deliver accountable business results and greater return on investment.

Through our direct, usually exclusive code-on-page integrations with media owners, we have become one of the largest online advertising platforms on the Open Internet. In 2023, we provided personalized ads to over a billion monthly unique consumers, delivering on average over 12 billion experiences promoting content, services, and products per day, with tens of thousands of advertisers directly using our platform.
The following is a summary of our performance for the years ended December 31, 2023 and 2022:
•Our revenue was $935.8 million in 2023, compared to $992.1 million in 2022. Revenue for 2023 included net favorable foreign currency effects of approximately $5.0 million, and decreased $61.3 million, or 6.2% on a constant currency basis.
•Our gross profit was $184.8 million and our gross margin was 19.7% in 2023, compared to gross profit of $192.7 million and gross margin of 19.4% in 2022.
•Our Ex-TAC Gross Profit(1) was $227.4 million in 2023, compared to $234.8 million in 2022.
•Our net income was $10.2 million, or 5.5% of gross profit in 2023, compared to net loss of $24.6 million, or (12.8)% of gross profit in 2022. Net income for 2023 included a pre-tax gain of approximately $22.6 million recorded in 2023 in connection with the repurchase of half of our 2.95% convertible notes due in 2026.
•Our Adjusted EBITDA(1) was $28.5 million in 2023, compared to $26.3 million in 2022. Adjusted EBITDA(1) was 12.5% and 11.2% of Ex-TAC Gross Profit(1) in 2023 and 2022, respectively.
______________________
(1)Ex-TAC Gross Profit, Adjusted EBITDA and constant currency measures are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for definitions and limitations of these measures, and reconciliations to the comparable U.S. GAAP financial measures.
Recent Developments
Israel-Hamas War – October 2023
Many of our employees, including certain members of our management team and board of directors, operate from Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business and operations.
In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and the kidnapping of civilians and soldiers. In response, Israel’s security cabinet declared war against Hamas and a military campaign against this terrorist organization commenced in parallel to their continued rocket and terror attacks. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization). Furthermore, the Houthi movement, which controls parts of Yemen, launched several attacks on marine vessels traversing the Red Sea, which were thought either to be in route toward Israel or to be owned by Israeli persons. The Red Sea is a vital maritime route for international trade traveling to or from Israel, and in response to the Houthi movement’s attacks, coalition forces led by the United States and Great Britain have targeted sites in Yemen. It is possible that hostilities with Hezbollah in Lebanon will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries, such as Iran, will join the hostilities and these clashes may escalate in the future into a greater regional conflict.
The draft of Israeli military reservists, as well as the evacuation of Israeli citizens from areas near conflict zones have adversely affected our employees impacted by such actions. In addition, future government-imposed restrictions and precautions in response to such conflicts may negatively impact our employees, management and directors by interrupting their ability to effectively perform their roles and responsibilities. In addition, further hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, and/or the willingness to do business with companies with operations in Israel, could adversely affect our business, financial condition and results of operations and could make it more difficult for us to raise capital. The intensity and duration of Israel’s current war against Hamas and the other terror organizations is difficult to predict and we are continuing to monitor the situation and assessing its potential impact on our business.

We cannot attribute the impact of the current trends in advertising demand to any particular factor, including the Israel-Hamas War, and cannot predict the impact if the war continues or escalates further. See Item 1A “Risk Factors” included in this Report for more information regarding certain risks associated with the Israel-Hamas conflict.
The Launch of our New Branding Platform
On June 14, 2023, we announced the launch of Onyx by Outbrain™ (Onyx), a new branding platform designed to maximize consumer attention to deliver more effective branding and consideration campaigns. The Onyx product offering consists of an exclusive environment of in-article placements across a number of Outbrain’s premium media owner partners, featuring rich pre-roll video and high-impact formats designed to drive high attention.
Onyx is designed to meet enterprise brand requirements of viewability and brand safety, while delivering value beyond traditional ad views. With Onyx, we have applied Outbrain’s AI prediction engine to an entirely new business offering that will enable brands to reach their target audiences at viewable, premium, high-attention moments across the Open Internet. Onyx diversifies Outbrain’s business model by showcasing the ability to apply our unique prediction technology beyond performance advertising.
The Onyx environment is designed for brand needs, including third-party brand safety verification and consistently high viewability. Launched in partnership with industry leaders in brand safety and attention-based media measurement, Onyx aims to increase campaign effectiveness by predicting moments of attention and optimizing media spend toward them. Onyx is now available in the U.S., UK, Japan, Germany, France, and Italy, with additional markets rolling out in the future. With the addition of Onyx, we greatly expanded our total addressable market with our ability to deliver on upper-funnel objectives.
Restructuring
On May 31, 2023, we announced a reduction in our global workforce of approximately 10% to adjust to the continued macroeconomic uncertainty, create additional operating efficiencies, and support our strategic growth and profitability objectives. During the second quarter of 2023, we recorded pre-tax charges of approximately $2.3 million in connection with the workforce reduction, primarily related to employee severance and related benefit costs. These costs were in addition to $1.2 million of severance and related costs related to other reorganization activities undertaken during 2023.
Partial Repurchase of Convertible Senior Notes
On April 14, 2023, we repurchased $118.0 million aggregate principal amount of our 2.95% convertible notes due 2026 (“Convertible Notes”) out of the initially issued principal balance of $236.0 million via a privately negotiated repurchase agreement with Baupost Group Securities, L.L.C., the sole holder of the Convertible Notes, for approximately $96.2 million in cash, including accrued interest, representing a discount of approximately 19% to the principal amount of the repurchased Convertible Notes. As a result, we recorded a pre-tax gain of approximately $22.6 million in our audited consolidated statement of operations for the year ended December 31, 2023. In connection with our partial repurchase of Convertible Notes, we redeemed some of our available-for-sale marketable securities prior to their maturities for net proceeds of $78.9 million. Following the closing of the repurchase, the repurchased Convertible Notes were cancelled by the Trustee, and $118.0 million principal amount of the Convertible Notes out of the initially issued principal balance of $236.0 million remains outstanding as of December 31, 2023, and continues to be subject to the terms of the indenture dated as of July 27, 2021 (“Indenture”), pursuant to which they were issued.
Acquisition
On January 5, 2022, we completed the acquisition of all of the outstanding shares of video intelligence AG (“vi”), a Swiss-based contextual video technology company for digital media owners. The purchase price of approximately $54.2 million was comprised of cash and 355,786 shares of our common stock. This acquisition expanded our video product offerings to include in-stream high-quality video content, delivering a better user experience and more value to our advertisers. This acquisition was accounted for as a business combination and the results of the acquired entity have been included in our results of operations beginning on January 5, 2022.
As part of our growth strategy, we plan to continue to evaluate strategic acquisition or investment opportunities that would enhance our technology or market presence and deliver more value to our partners and advertisers.

Macroeconomic Environment
General worldwide economic conditions have recently experienced significant instability, as well as volatility and disruption in the financial markets, resulting from factors including the effects of the wars between Russia-Ukraine and Israel-Hamas, the COVID-19 pandemic, bank closures, and general economic uncertainty. The current macroeconomic environment, with variables such as inflation, increased interest rates, bank disruptions, recessionary concerns, bankruptcies, currency exchange rate fluctuations, global supply chain disruptions, and labor market volatility, has negatively impacted our advertisers. Accordingly, these conditions have adversely impacted our business and could, if they continue or worsen, adversely impact us in the future, including if our advertisers were to reduce or further reduce their advertising spending as a result of any of these factors. We continue to monitor our operations, and the operations of those in our ecosystem (including media partners, advertisers, and agencies). These conditions make it difficult for us, our media partners, advertisers, and agencies to accurately forecast and plan future business activities and could cause a further reduction or delay in overall advertising demand and spending or impact our advertisers’ ability to pay, which would negatively impact our business, financial condition, and results of operations.
Factors Affecting Our Business
Retention and Growth of Relationships with Media Partners
We rely on relationships with our media partners for a significant portion of our advertising inventory and our corresponding ability to drive advertising revenue. To further strengthen these relationships, we continuously invest in our technology and product functionality to drive user engagement and monetization by (i) improving our algorithms, referred to as our AI prediction engine; (ii) effectively managing supply and demand; (iii) expanding the adoption of our enhanced products by media partners; and (iv) expanding our demand capabilities to new formats and business lines such as Onyx.
Our relationships with media partners are typically long-term, exclusive, and strategic in nature. Our top 20 media partners, based on our 2023 revenue, have been using our platform for an average of seven years, despite their typical contract length being two to four years. Net revenue retention is an important indicator of media partner satisfaction, the value of our platform, as well as our ability to grow revenue from existing relationships.
We calculate media partner net revenue retention at the end of each quarter by starting with revenue generated on media partners’ properties during the same period in the prior year, “Prior Period Retention Revenue.” We then calculate the revenue generated on these same media partners’ properties in the current period, “Current Period Retention Revenue.” Current Period Retention Revenue reflects any expansions within the media partner relationships, such as any additional placements or properties on which we extend our recommendations, as well as contraction or attrition. Our media partner net revenue retention in a quarter equals the Current Period Retention Revenue divided by the Prior Period Retention Revenue. To calculate media partner net revenue retention for year-to-date and annual periods, we sum the quarterly Current Period Retention Revenue and divide it by the sum of the quarterly Prior Period Retention Revenue. These amounts exclude certain revenue adjustments and revenue recognized on a net basis. Our media partner net revenue retention was 86% for the years ended December 31, 2023 and 2022, reflecting lower yields mainly due to weaker demand on our platform, primarily as a result of the unfavorable macroeconomic conditions and the related impact on advertising spend.
Exploring new media partnerships, especially those that provide us with access to new audiences and data sets, also contributes to our growth. New media partners are defined as those relationships in which revenue was not generated in the prior period, except for limited instances where residual revenue was generated on a media partner’s properties. In such instances, the residual revenue would be excluded from net revenue retention above. Revenue generated on new media partners’ properties contributed approximately 8% to revenue growth for the year ended December 31, 2023 and 12% for the year ended December 31, 2022.
User Engagement with Relevant Media and Advertising Content
Driving attention and engagement is the key pillar of our platform that drives value for consumers, media partners, and advertisers. Our AI prediction algorithm manages this dynamic, matching consumers with editorial and advertiser experiences that will deliver attention and engagement across the Open Internet. We believe that the user experience has a profound impact on long term user behavior patterns and thus “compounds” over time, improving our long term monetization prospects. This principle guides our behavior, and as a result, we do not focus on the price of ads, nor on maximizing such prices, as key performance indicators for the business. We strive to compound consumer attention and engagement, continually enhancing value for both advertisers and media owners.

Growth in attention and engagement is driven by several factors, including enhancements to our AI prediction technology, growth in the breadth and depth of our data assets, the size and quality of our content and advertising index, user engagement, new media partners, and expansion on existing media partners. As we grow attention and engagement, we are able to collect more data and continually improve our prediction engine — which drives better results for our advertiser and media owner partners. This growth “flywheel” can be measured by growth of the consumer data points we drive, such as click-through-rate (“CTR”). CTR improvements increase the number of clicks on our platform. We believe that we have a significant opportunity to further grow consumer engagement, and thus our business, as today CTR for ads on our platform is less than 1% of ads served. With the launch of Onyx, we have expanded the measurable consumer data points that fuel our prediction engine, expanding our ability to drive concrete business outcomes at each step of the marketing funnel.
Advertiser Retention and Growth
Our engine serves the ad experiences that are predicted to deliver high attention or engagement, rather than on price of the ads. We believe this approach leads to better return-on-ad-spend (“ROAS”) for advertisers, whether they are focused on driving a performance outcome, or a branding outcome. Our growth is partially driven by retaining and expanding the amount of spend by advertisers on our platform, as well as by acquiring new advertisers. Our recent launch of Onyx by Outbrain™ expands Outbrain’s total addressable market to now include top of the funnel marketing dollars while also attracting more diverse, premium demand.
We continually invest in enhancements to our platform that allow advertisers to drive concrete business outcomes and ROAS. In particular, we are expanding our usage of AI to automate manual tasks in campaign set up and optimization, and to enhance advertiser creative and landing page performance.
Prices paid by advertisers on our platform fluctuate period to period for a variety of reasons, including supply and demand balance, macroeconomic conditions, and seasonality. We have experienced a downward trend resulting in lower average prices in 2023 and 2022, compared to normal levels, reflecting unfavorable macroeconomic conditions impacting our industry. Movements in average prices do not necessarily correlate to our revenue or Ex-TAC Gross Profit trends. In order to grow our revenue and Ex-TAC Gross Profit and maximize value for our advertisers and media partners, our focus as a business is on driving business outcomes and ROAS for advertisers, not on optimizing for price.
For the year ended December 31, 2023, tens of thousands of unique advertisers were active on our owned and operated platform, in addition to the thousands of advertisers who access Outbrain and Onyx environments through our programmatic partnerships.
Expansion Into New Environments, New Experiences and New Ad Formats
The accelerating pace of technological innovation has rapidly changed consumer habits. The available mediums and formats for consumers to engage with media has greatly expanded over the last several years. As this evolution in media consumption and consumer behavior continues, we are focused on utilizing our AI prediction technology to bring curated, relevant consumer experiences to these new devices, experiences and formats.
Fundamentally, we plan to continue to make our platform available for media partners on all types of devices and platforms and evolve our business to apply our technology to the most popular methods of media consumption, which now include unique video, high-impact display, and other new media experiences.
Examples of new environments in which content consumption is expected to grow include pre-installed applications on Smartphones, Smartphone content feeds, gaming applications, and push notifications. Additionally, we believe there is a strong opportunity to develop better personalization solutions for the visual and video consumption of news media across the Open Internet.
Through our acquisition of vi in the first quarter of 2022, we expanded our video product offerings to new formats and environments, including pre-roll video formats. With the introduction of Onyx by Outbrain™, we have expanded our investment in applying our AI prediction to these new video and high-impact formats, delivering a curated consumer experience that drives attention for enterprise brands. We plan to continue to evaluate strategic acquisition or investment opportunities as part of our growth strategy in the future.
The development and deployment of new ad formats allow us to better serve consumers, media partners and, ultimately, advertisers who seek to target and engage consumers at scale; we believe this continues to open and grow new types of advertiser demand, while ensuring relevance as the environments in which we operate diversify.

Investment in Our Technology and Infrastructure
Innovation is a core tenet of our Company and our industry. We plan to continue our investments in our people and our technology in order to retain and enhance our competitive position. For example, improvements to our AI prediction engine help us deliver more relevant ads, driving higher user engagement, thereby improving ROAS for advertisers and increasing monetization for our media partners.
We strongly believe in the transformative power of AI in shaping the future of sustainable media, and have been utilizing AI technology for years to empower both media owners and advertisers in their businesses. We leverage AI in a manner designed to enable media owners to increase their revenues and connect with audiences on their own platforms within the Open Internet. We use machine learning to predict consumer interest and propensity to convert. We make around 1 billion such predictions every second. Our technology has developed into a robust AI machine learning system and is largely homegrown by our Research and Development team. One of the strongest long-term levers in our business is the continuous improvement of our algorithms and the data sets our algorithms learn from. Our direct integrations across our media partners’ properties provide us with a large volume of proprietary first-party data, including context, user interest and behavioral signals. The more data points we have, the better our CTR predictions and yield potential can be.
Our Smartlogic product dynamically adjusts both the arrangement and the formats of content delivered to a user, depending on the user’s preferences and our media partner’s key performance indicators (“KPIs”), designed to provide a tailored and engaging feed experience. We continue to invest in media partner and advertiser focused tools, technology, and products as well as privacy-centric solutions. For example, Keystone by Outbrain™ enables a more holistic management of overall revenue for media owners increasingly focused on revenue diversification.
We believe that our proprietary micro-services, API-based cloud infrastructure provides us with a strategic competitive advantage, as we are able to deploy code hundreds of times per day and grow in a scalable and highly cost-effective manner. As we develop and deploy solutions for enhanced integration of our technologies in new environments, with new content and ad formats, we anticipate activity through our platform to grow. We anticipate that the investment in our technology, infrastructure and solutions will contribute to our long-term growth.
Industry Dynamics
Our business depends on the overall demand for digital advertising, on the continuous success of our current and prospective media partners, and on general market conditions. Digital advertising is a rapidly growing industry, with growth that has outpaced the growth of the broad advertising industry. Content consumption continues to shift online, requiring media owners to adapt in order to successfully attract, engage and monetize their consumers. The soaring volume of online content, amplified by the latest generative AI innovations, has made content curation tools even more essential for consumers and media owners alike.
AI is revolutionizing content creation, distribution, and personalization; automating tasks like video editing, image recognition, and language translation. AI-powered systems are also improving content delivery, helping media platforms suggest relevant movies, shows, articles, and advertisements to consumers. This is especially important at a time when advertisers increasingly anticipate measurable results from their digital advertising investments. Our experience in this space enables us to more nimbly capitalize on the opportunities for media owners and advertisers to leverage AI and automation to engage consumers and optimize their business goals.
Regulators across most developed markets are increasingly focused on enacting and enforcing user privacy rules as well as exerting tighter oversight on the major “walled garden” platforms. Industry participants have recently been, and likely will continue to be, impacted by changes implemented by platform leaders, such as Apple’s change to its Identifier for Advertisers policy and Google’s evolving roadmap pertaining to the use of third-party cookies within its Chrome web browser. See Item 1A, “Risk Factors'' in this Report for additional information regarding changing industry dynamics with respect to industry participants and the regulatory environment. Given our focus on context and engagement, the depth and length of our media partner relationships, and our scale, we believe that we are well positioned in the long-term to address and potentially benefit from many of these industry dynamics. Additionally, we are confident that our strength in delivering engagement and clear outcomes for advertisers, built on our proprietary AI prediction engine, aligns well with the ongoing market shift towards increased accountability and expectations of ROAS from digital advertising spend.

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
In addition, expenditures by advertisers tend to be cyclical and discretionary in nature, reflecting changes in brand advertising strategy, budgeting constraints, and buying patterns, and a variety of other factors, many of which are outside of our control. The quarterly rate of increase in our traffic acquisition costs is generally commensurate with the quarterly rate of increase in our revenue. However, traffic acquisition costs have, at times, grown at a faster or slower rate than revenue, primarily due to the mix of the revenue generated or contracted terms with media partners. We generally expect these seasonal trends to continue, though historical seasonality may not be predictive of future results given the potential for changes in advertising buying patterns and macroeconomic conditions. These trends will affect our operating results and we expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.
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
General and Administrative.  General and administrative expenses consist primarily of personnel and the related overhead costs, professional fees, facilities costs, insurance, and certain taxes other than income taxes. General and administrative personnel costs include, among others, our executive, finance, human resources, information technology and legal functions. Our professional service fees consist primarily of accounting, audit, tax, legal, information technology and other consulting costs, including our implementation of and compliance with Sarbanes-Oxley Act requirements.
Other Income (Expense), Net
Other income (expense), net is comprised of gain (loss) on convertible debt, interest expense and interest income and other income (expense).
Gain on convertible debt. In 2023, we repurchased $118.0 million of our outstanding Convertible Notes at a discount of approximately 19% of the principal amount and recorded a pre-tax gain of $22.6 million.
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

Results of Operations
We have one operating segment, which is also our reportable segment. The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,
	2023	2022
	(In thousands)
Consolidated Statements of Operations:
Revenue	$935,818	$992,082
Cost of revenue:
Traffic acquisition costs	708,449	757,321
Other cost of revenue	42,571	42,108
Total cost of revenue	751,020	799,429
Gross profit	184,798	192,653
Operating expenses:
Research and development	36,402	40,320
Sales and marketing	98,370	108,816
General and administrative	58,665	57,065
Total operating expenses	193,437	206,201
Loss from operations	(8,639)	(13,548)
Other income (expense), net:
Gain on convertible debt	22,594	—
Interest expense	(5,393)	(7,625)
Interest income and other income (expense), net	7,793	2,600
Total other income (expense), net	24,994	(5,025)
Income (loss) before provision (benefit) for income taxes	16,355	(18,573)
Provision for income taxes	6,113	6,008
Net income (loss)	$10,242	$(24,581)
Other Financial Data:
Research and development as % of revenue	3.9%	4.1%
Sales and marketing as % of revenue	10.5%	11.0%
General and administrative as % of revenue	6.3%	5.8%

Ex-TAC Gross Profit (1)	$227,369	$234,761
Adjusted EBITDA (1)	$28,455	$26,274
______________________
(1)Ex-TAC Gross Profit and Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most comparable U.S. GAAP financial measures.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Revenue
Revenue decreased by $56.3 million, or 5.7%, to $935.8 million in 2023 from $992.1 million in 2022. Revenue for 2023 included net favorable foreign currency effects of approximately $5.0 million, and decreased $61.3 million, or 6.2%, on a constant currency basis, compared to the prior year period. Our reported revenue decreased approximately $140.1 million due to net revenue retention of 86% on existing media partners, as we have experienced lower yields mainly due to weaker demand on our platform, reflecting the current macroeconomic conditions and the related impact on advertising spend. This decrease was partially offset by growth of approximately 8%, or $80.1 million, from new media partners.
See “Non-GAAP Reconciliations” for information regarding the constant currency measures provided in this discussion and below to supplement our reported results.

Cost of Revenue and Gross Profit
Traffic acquisition costs decreased $48.9 million, or 6.5%, to $708.4 million in 2023, compared to $757.3 million in the prior year period. Traffic acquisition costs included net unfavorable foreign currency effects of approximately $3.9 million, and decreased $52.8 million, or 7.0%, on a constant currency basis, compared to the prior year period. The decrease in traffic acquisition costs was primarily due to lower revenue and improved performance from certain deals, partially offset by a net unfavorable change in revenue mix. As a percentage of revenue, traffic acquisition costs decreased to 75.7% in 2023, from 76.3% in 2022.
Other cost of revenue increased $0.5 million, or 1.1%, to $42.6 million in 2023, compared to $42.1 million in the prior year period, primarily due to higher hosting fees due to continued platform improvements, including increased data processing capacity, partially offset by lower depreciation expense on server equipment. As a percentage of revenue, other cost of revenue increased 30 basis points to 4.5% in 2023 from 4.2% in 2022.
Gross profit decreased $7.9 million, or 4.1%, to $184.8 million in 2023, compared to $192.7 million in 2022, which was attributable to the decrease in revenue exceeding the decrease in the cost of revenue, as previously described. Gross profit for 2023 included net favorable foreign currency effects of approximately $1.0 million, and decreased $8.9 million, or 4.6%, on a constant currency basis, compared to the prior year period.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit decreased $7.4 million, or 3.1%, to $227.4 million in 2023, from $234.8 million in 2022. Ex-TAC Gross Profit for 2023 included net favorable foreign currency effects of approximately $1.1 million, and decreased $8.5 million, or 3.6%, on a constant currency basis, compared to the prior year period. The decrease in Ex-TAC Gross Profit was primarily driven by lower revenue and a net unfavorable change in revenue mix, partially offset by improved performance from certain deals. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses decreased by $12.8 million, or 6.2%, to $193.4 million in 2023, from $206.2 million in 2022. Operating expenses for 2023 included net favorable foreign currency effects of approximately $4.9 million, and decreased $7.9 million, or 3.8%, on a constant currency basis, compared to the prior year period. The reported decrease in operating expenses was primarily attributable to lower personnel-related costs of $14.1 million (net of $2.9 million of increased severance and related costs), largely due to lower headcount from cost reduction initiatives and favorable foreign currency effects, lower professional fees of $2.9 million largely attributable to Sarbanes-Oxley Act implementation costs in the prior year period, and lower expense of $2.2 million related to fully amortized intangible assets from a prior acquisition. These declines were partially offset by a $4.7 million increase in the provision for credit losses and a $2.6 million increase in regulatory fees largely due to a partial insurance recovery in the prior year period.
The components of operating expenses are discussed below:
•Research and development expenses — decreased $3.9 million, primarily due to lower personnel-related costs.
•Sales and marketing expenses — decreased $10.5 million, primarily due to a $7.0 million decrease in personnel-related costs (net of increased severance and related costs of $1.9 million), lower expense of $2.2 million related to fully amortized intangible assets, and lower marketing costs.
•General and administrative expenses — increased $1.6 million, primarily due to a $4.7 million increase in the provision for credit losses and a $2.6 million increase in regulatory fees, largely due to a partial insurance recovery in the prior year period. These increases were partially offset by lower personnel related costs of $3.2 million and lower professional fees of $2.9 million, largely attributable to the Sarbanes-Oxley implementation costs in the prior year period.
Operating expenses as a percentage of revenue decreased slightly to 20.7% in 2023 from 20.8% in 2022, primarily due to the favorable impact of our cost-saving measures, including our global workforce reduction executed in the first half of 2023 to adjust to the continued macroeconomic uncertainty, offset in part by higher severance and benefit costs and provision for credit losses recorded in 2023. We expect our operating expenses to increase modestly in 2024 from 2023, as we invest in key strategic initiatives to support innovation in our business and drive future growth.

Total Other Income (Expense), Net
Total other income (expense), net, increased $30.0 million to income of $25.0 million in 2023, compared to net expense of $5.0 million in 2022, primarily driven by the pre-tax gain of approximately $22.6 million recorded in 2023 in connection with the partial repurchase of our Convertible Notes. The increase in total other income (expense), net was also attributable to incremental investment income of $4.4 million recorded in connection with our investment program initiated in July 2022, a favorable change of $3.0 million in mark-to-market adjustments on undesignated foreign exchange forward contracts used to manage our foreign currency exchange risk on net cash flows from our non-U.S. dollar denominated operations, and reduced interest expense of $2.2 million largely due to our repurchase of half of the outstanding Convertible Notes in April 2023. These increases were partially offset by higher losses resulting from remeasurement of transactions denominated in currencies other than the functional currencies.
Provision for Income Taxes
Provision for income taxes was $6.1 million in 2023, compared to $6.0 million in 2022. Our effective tax rate was 37.4% in 2023, compared to (32.3)% in 2022, primarily due to a higher pre-tax income in 2023 (which included a pre-tax gain of approximately $22.6 million on the partial repurchase of our Convertible Notes), as compared to a pre-tax loss in the prior period, and incremental tax expense related to the profitability of non-U.S. jurisdictions, partially offset by a deduction related to foreign-derived intangible income in 2023.
A provision enacted as part of the 2017 Tax Cuts & Jobs Act requires companies to capitalize certain research and experimental expenditures for tax purposes in tax years beginning after December 31, 2021. As a result, as of December 31, 2023, the Company’s U.S. federal net operating losses have been fully utilized, with the exception of those subject to the annual limitation provided for in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which resulted in higher cash taxes and lower effective tax rate due to a deduction related to foreign-derived intangible income.
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
Net Income (Loss)
As a result of the foregoing, we recorded net income of $10.2 million in 2023, as compared to net loss of $24.6 million in 2022. As previously discussed, net income for 2023 included a $22.6 million pre-tax gain in connection with our partial repurchase of our Convertible Notes.
Adjusted EBITDA
Our Adjusted EBITDA increased $2.2 million to $28.5 million in 2023 from $26.3 million in 2022, primarily due to lower operating expenses, partially offset by lower Ex-TAC Gross Profit, as previously described. Our Adjusted EBITDA for 2023 included net favorable foreign currency effects of approximately $5.9 million. See “Non-GAAP Reconciliations” for the related definitions of Adjusted EBITDA and reconciliations to our net income.
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
Ex-TAC Gross Profit
Ex-TAC Gross Profit is a non-GAAP financial measure. Gross profit is the most comparable U.S. GAAP measure. In calculating Ex-TAC Gross Profit, we add back other cost of revenue to gross profit. Ex-TAC Gross Profit may fluctuate in the future due to various factors, including, but not limited to, seasonality and changes in the number of media partners and advertisers, advertiser demand or user engagements.
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
The following table presents the reconciliation of Ex-TAC Gross Profit to gross profit, the most directly comparable U.S. GAAP measure, for the periods presented:

	Year Ended December 31,
	2023	2022
	(In thousands)
Revenue	$935,818	$992,082
Traffic acquisition costs	(708,449)	(757,321)
Other cost of revenue	(42,571)	(42,108)
Gross profit	184,798	192,653
Other cost of revenue	42,571	42,108
Ex-TAC Gross Profit	$227,369	$234,761
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before gain related to convertible debt; interest expense; interest income and other (expense) income, net; provision for income taxes; depreciation and amortization; stock-based compensation, and other income or expenses that we do not consider indicative of our core operating performance, including, but not limited to merger and acquisition costs, certain public company implementation related costs, regulatory matter costs, and severance costs related to our cost saving initiatives. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period.
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

The following table presents the reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP measure, for the periods presented:

	Year Ended December 31,
	2023	2022
	(In thousands)
Net income (loss)	$10,242	$(24,581)
Interest expense	5,393	7,625
Interest income and other income (expense), net	(7,793)	(2,600)
Gain related to convertible debt	(22,594)	—
Provision for income taxes	6,113	6,008
Depreciation and amortization	20,702	26,919
Stock-based compensation	12,141	11,660
Regulatory matter costs, net of insurance proceeds	742	(1,875)
Merger and acquisition costs, public company implementation costs(1)	—	2,515
Severance costs	3,509	603
Adjusted EBITDA	$28,455	$26,274

Net income (loss) as % of gross profit	5.5%	(12.8)%
Adjusted EBITDA as % of Ex-TAC Gross Profit	12.5%	11.2%
_________________________
(1)Primarily includes costs related to our acquisition of vi in January 2022, costs related to our initial public offering and public company implementation costs.
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
The following table presents the reconciliation of free cash flow to net cash provided by operating activities.

	Year Ended December 31,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$13,746	$3,813
Purchases of property and equipment	(10,127)	(13,375)
Capitalized software development costs	(10,107)	(12,569)
Free cash flow	$(6,488)	$(22,131)
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
We believe that our operating cash flow, cash and cash equivalents and investments will be sufficient to fund our anticipated operating expenses, capital expenditures, interest payments on our long-term debt, and planned share repurchases for at least the next 12 months and the foreseeable future. However, there are multiple factors that could impact our future liquidity, including our business performance, our ability to collect payments from our advertisers, having to pay our media partners even if our advertisers default on their payments, or other factors described under Item 1A “Risk Factors” included in this Report.

Sources of Liquidity
Our primary sources of liquidity are cash receipts from our advertisers, our cash and cash equivalents, investments in marketable securities, and the available capacity under our revolving credit facility discussed below.
While our collections during the three months ended March 31, 2023 were negatively impacted by the closure of Silicon Valley Bank (“SVB”), we have historically experienced higher cash collections during our first quarter due to seasonally strong fourth quarter sales, and, as a result, our working capital needs typically decrease during the first quarter. We generally expect these trends to continue in future periods.
As of December 31, 2023, in addition to cash flow from our operations, our available liquidity was follows:

December 31, 2023
(In thousands)
Cash and cash equivalents (1)	$70,889
Short-term investments	94,313
Long-term investments	65,767
Revolving Credit Facility (2)	75,000
Total	$305,969
__________________________
(1) As of December 31, 2023, approximately $32.1 million of our cash and cash equivalents was held outside of the United States by our non-U.S. subsidiaries. We currently do not have any plans to repatriate our earnings from our foreign subsidiaries. We intend to continue to reinvest our earnings from foreign operations for the foreseeable future, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
(2) On November 2, 2021, the Company entered into the Second Amended and Restated Loan and Security Agreement with SVB, which provides, subject to borrowing availability and certain other conditions, for revolving loans in an aggregate principal amount of up to $75.0 million (the “Facility”), with a $15.0 million sub-facility for letters of credit. Our borrowing availability under the Facility is calculated by reference to a borrowing base which is determined by specified percentages of eligible accounts receivable, based on the defined borrowing formula. On July 18, 2023, the Company entered into a first amendment to the Facility to convert the borrowing rate from LIBOR to SOFR and reduce the required level of domestic cash deposits that the Company is required to maintain at SVB. On March 27, 2023, First Citizens Bank entered into an agreement with FDIC to acquire Silicon Valley Bridge Bank, N.A., assuming all customer deposits and certain other liabilities of Silicon Valley Bridge Bank, N.A. As a result, the Facility remained in effect with First Citizens Bank. The Facility will terminate on the earlier of (i) November 2, 2026 or (ii) 120 days prior to the maturity date of the Convertible Notes, unless the Convertible Notes have been converted to our common equity securities.
The Facility contains representations and warranties, including, without limitation, with respect to collateral; accounts receivable; financials; litigation, indictment and compliance with laws; disclosure and no material adverse effect, each of which is a condition to funding. Additionally, the Facility includes events of default and customary affirmative and negative covenants applicable to us and our subsidiaries, including, without limitation, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, restricted payments, and prepayment of the Convertible Notes and of junior indebtedness. The Facility contains a financial covenant that requires, in the event that credit extensions under the Facility equal or exceed 85% of the lesser of the available commitments under the Facility or upon the occurrence of an event of defaults, our Company to maintain a minimum consolidated monthly fixed charge coverage ratio of 1.00. We were in compliance with all of the financial covenants under the 2021 Revolving Credit Facility as of December 31, 2023 and December 31, 2022. See Note 9 to the accompanying audited financial statements for additional information relating to the Facility.
Material Cash Requirements
Our primary uses of liquidity are payments to our media partners, our operating expenses, capital expenditures, our long-term debt and the related interest payments, and repurchases under our $30 million share repurchase program. We may also use our available cash to make acquisitions or investments in complementary companies or technologies.

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
Contractual Cash Obligations
The following table presents our material contractual obligations as of December 31, 2023:

	Payments Due by Period
	Total	2024	2025-2026	2027-2028	Thereafter
	(In thousands)
Long-term debt (1)	$118,000	$—	$118,000	$—	$—
Interest (1)	10,443	3,481	6,962	—	—
Operating lease obligations (2)	15,126	4,481	6,722	2,859	1,064
Finance lease obligations (3)	256	256	—	—	—
Other commitments(4)	50,239	31,396	18,627	216	—
Total (5)	$194,064	$39,614	$150,311	$3,075	$1,064
___________________
(1)Our Convertible Notes are due July 27, 2026, with interest payable semi-annually in arrears on January 27 and July 27 of each year. As a result of the partial repurchase of half of our Convertible Notes in April 2023, our remaining commitment relating to long-term debt has been reduced to $118 million. See Note 9 to the accompanying audited financial statements for additional information, including conditions for early redemption.
(2)Operating lease agreements primarily relate to leases for certain office facilities and managed data center facilities, including one new operating lease agreement that has not yet commenced with future lease payments of approximately $0.6 million. See Note 8 to the accompanying financial statements for additional information relating to our leases.
(3)Capital lease and other obligations relate to prior leases for certain servers and related equipment. For the year ended December 31, 2023, we made regular payments totaling $1.8 million on our finance lease obligations. See Note 8 to the accompanying audited consolidated financial statements for additional information relating to our leases.
(4)Other commitments include data service contracts and other hosting agreements, network services, and other costs to maintain our platform.
(5)We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, we have excluded $8.4 million from the preceding table related to uncertain tax positions, including accrued interest and penalties as of December 31, 2023.
Treasury Share Repurchases
On December 14, 2022, our Board approved a new stock repurchase program, authorizing us to repurchase up to $30 million of our common stock, par value $0.001 per share, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase program may be commenced, suspended, or terminated at any time at our discretion without prior notice. As of December 31, 2023, the remaining repurchase availability under our $30 million share repurchase program was $12.4 million, reflecting repurchases of 3,729,462 shares for $17.8 million in 2023. Commission costs associated with share repurchases and excise taxes accrued as a result of the Inflation Reduction Act of 2022 do not reduce the remaining authorized amount under the repurchase programs.
During 2022, we repurchased 6,389,129 shares with a fair value of $30.2 million, including commissions, under our prior $30 million share repurchase program authorized in February 2022.
In addition to our publicly announced programs, we periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of our equity incentive plans and the underlying award agreements. During 2023 and 2022, we withheld 163,265 shares and 245,465 shares, respectively, with a fair value of $0.8 million and $2.5 million, respectively, to satisfy the minimum employee tax withholding obligations.

Capital Expenditures
Our cash flow used in investing activities primarily consists of capital expenditures and capitalized software development costs. We spent $10.1 million in capital expenditures in 2023, primarily relating to expenditures for servers and related equipment, leasehold improvements, and office equipment. We currently anticipate that our capital expenditures will be between $9 million and $11 million in 2024, primarily relating to expenditures for servers and related equipment and other equipment. However, actual amounts may vary from these estimates.
Cash Flows
The following table summarizes the major components of our net cash flows for the periods presented:

	Year Ended December 31,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$13,746	$3,813
Net cash provided by (used in) investing activities	69,640	(317,898)
Net cash used in financing activities	(117,068)	(31,699)
Effect of exchange rate changes	(1,004)	(4,043)
Net decrease in cash, cash equivalents and restricted cash	$(34,686)	$(349,827)
Operating Activities
Net cash from operating activities increased $9.9 million, to net cash provided by operating activities of $13.7 million in 2023, as compared to net cash provided by operating activities of $3.8 million in 2022, which was primarily driven by a $9.2 million increase in our net income after non-cash adjustments and a $0.7 million net favorable change in operating assets and liabilities, primarily attributable to lower prepayments made to media partners under long-term contracts, partially offset by a net unfavorable change due to the timing of working capital.
Our free cash flow for 2023 improved to a use of cash of $6.5 million, as compared to a use of cash of $22.1 million in 2022, primarily reflecting higher net cash provided by operating activities and lower capital expenditures in 2023. Free cash flow is a supplemental non-GAAP financial measure. See “Non-GAAP Reconciliations” for the related definition and a reconciliation to net cash provided by operating activities.
Investing Activities
Cash from investing activities increased $387.5 million, to net cash provided by investing activities of $69.6 million in 2023, from net cash used in investing activities of $317.9 million in 2022. This increase was primarily attributable to higher net proceeds of $337.0 million related to our investments in marketable securities, comprised of proceeds from sales (net of repurchases) of $90.3 million in 2023, compared to net purchases of 246.7 million in 2022, reflecting the initial purchases made upon initiating our investment program in the prior year period. The increase in cash from investing activities was also attributable to the higher use of cash of $44.8 million in the prior year period for consideration paid, net of cash acquired for our acquisition of vi, lower capital expenditures of $3.2 million in 2023, primarily due to higher purchases of servers and related equipment in 2022, and lower capitalized software development costs of $2.5 million.
Financing Activities
Cash from financing activities decreased $85.4 million to cash used in financing activities of $117.1 million in 2023, from cash used in financing activities of $31.7 million in 2022. This decrease was primarily attributable to $96.2 million of cash used to repurchase half of the Company’s Convertible Notes in April 2023, and a $4.2 million decline in proceeds from exercises of stock options and warrants, partially offset by lower treasury share repurchases of $14.1 million in 2023, compared to 2022.

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
We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. In evaluating our ability to recover our deferred tax assets within the jurisdictions in which they arise, we consider all available positive and negative evidence, including our history of pre-tax income, projected future taxable income, the scheduled reversals of deferred tax liabilities, taxable income available to carryback to prior years and our tax planning strategies. As a result of our analysis, during 2023 and 2022, after weighing all of the evidence, we determined that the positive evidence, particularly the evidence that was objectively verifiable, continued to outweigh the negative evidence. However, upon evaluating our forecasted state taxable income, we increased our valuation allowance against state net operating loss carryforwards by $0.5 million and $2.8 million in 2023 and 2022, respectively.
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
Changes in the U.S. Dollar against the currencies of the countries in which we operate impact our operating results, as further described in Item 7, “Results of Operations.” The effect of a hypothetical 10% increase or decrease in our weighted-average exchange rates on our revenue, cost of revenue and operating expenses denominated in foreign currencies would result in a $7.2 million unfavorable or favorable change to our operating loss for the year ended December 31, 2023.
Interest Rate Risk
Our exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, investments and any future borrowings under the Facility. There have been no amounts outstanding under the Facility since we amended and restated our loan agreement in November 2021. Long-term debt recorded on our audited consolidated balance sheets as of December 31, 2023 and December 31, 2022 was $118.0 million and $236.0 million, respectively, and bears a fixed rate of interest.
As of December 31, 2023, our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents of $70.9 million and our investments in marketable securities of $160.1 million under our investments program initiated during the third quarter of 2022, which consist of U.S. Treasuries, U.S. government bonds, commercial paper, U.S. corporate bonds and municipal bonds, with maturities from three months to two years from the date of purchase. The primary objectives of our investment program are focused on achieving maximum returns within our investment policy parameters, while preserving capital and maintaining sufficient liquidity. We plan to actively monitor our exposure to the fair value of our investment portfolio in accordance with our policies and procedures, which include monitoring market conditions, to minimize investment risk.
A 100 basis point change in interest rates as of December 31, 2023 would change the fair value of investment portfolio by approximately $1.3 million. Since our debt investments are classified as available-for-sale, the unrealized gains and losses related to fluctuations in market volatility and interest rates are reflected within accumulated other comprehensive income (loss) within stockholders’ equity in our audited consolidated balance sheets.
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
Credit Risk
Financial instruments that subject us to concentration of credit risk are cash and cash equivalents, investments and receivables. As part of our ongoing procedures, we monitor the credit levels and the financial condition of our customers in order to minimize our credit risk and require certain customers with higher potential credit risk to prepay for their campaigns. See Item 1A, “Risk Factors” under “We are subject to payment-related risks that may adversely affect our business, working capital, financial condition and results of operations.” We do not factor our accounts receivables, nor do we maintain credit insurance to manage the risk of credit loss. We are also exposed to a risk that the counterparty to our foreign currency forward exchange contracts will fail to meet its contractual obligations. In order to mitigate this risk, we perform an evaluation of our counterparty credit risk and our forward contracts have a term of no more than 12 months.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Outbrain Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Outbrain Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
March 8, 2024
KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee.

OUTBRAIN INC.
Consolidated Balance Sheets
(In thousands, except for number of shares and par value)

	December 31, 2023	December 31, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$70,889	$105,580
Short-term investments in marketable securities	94,313	166,905
Accounts receivable, net of allowances	189,334	181,258
Prepaid expenses and other current assets	47,240	46,761
Total current assets	401,776	500,504
Non-current assets:
Long-term investments in marketable securities	65,767	78,761
Property, equipment and capitalized software, net	42,461	39,890
Operating lease right-of-use assets, net	12,145	11,065
Intangible assets, net	20,396	24,574
Goodwill	63,063	63,063
Deferred tax assets	38,360	35,735
Other assets	20,669	27,556
TOTAL ASSETS	$664,637	$781,148

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$150,812	$147,653
Accrued compensation and benefits	18,620	19,662
Accrued and other current liabilities	119,703	126,092
Deferred revenue	8,486	6,698
Total current liabilities	297,621	300,105
Non-current liabilities:
Long-term debt	118,000	236,000
Operating lease liabilities, non-current	9,217	8,445
Other liabilities	16,735	18,812
TOTAL LIABILITIES	$441,573	$563,362
Commitments and Contingencies (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, par value of $0.001 per share − one billion shares authorized, 61,567,520 shares issued and 49,726,518 shares outstanding as of December 31, 2023; one billion shares authorized, 60,175,020 share issued and 52,226,745 shares outstanding as of December 31, 2022.	62	60
Preferred stock, par value of $0.001 per share − 100,000,000 shares authorized, none issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	468,525	455,831
Treasury stock, at cost − 11,841,002 shares as of December 31, 2023 and 7,948,275 shares as of December 31, 2022	(67,689)	(49,168)
Accumulated other comprehensive loss	(9,052)	(9,913)
Accumulated deficit	(168,782)	(179,024)
TOTAL STOCKHOLDERS’ EQUITY	223,064	217,786
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$664,637	$781,148

See Accompanying Notes to Consolidated Financial Statements.

OUTBRAIN INC.
Consolidated Statements of Operations
(In thousands, except for share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$935,818	$992,082	$1,015,630
Cost of revenue:
Traffic acquisition costs	708,449	757,321	743,579
Other cost of revenue	42,571	42,108	31,791
Total cost of revenue	751,020	799,429	775,370
Gross profit	184,798	192,653	240,260
Operating expenses:
Research and development	36,402	40,320	39,169
Sales and marketing	98,370	108,816	95,786
General and administrative	58,665	57,065	70,749
Total operating expenses	193,437	206,201	205,704
(Loss) income from operations	(8,639)	(13,548)	34,556
Other income (expense), net:
Gain (loss) on convertible debt	22,594	—	(42,049)
Interest expense	(5,393)	(7,625)	(3,964)
Interest income and other income (expense), net	7,793	2,600	(3,078)
Total other income (expense), net	24,994	(5,025)	(49,091)
Income (loss) before provision (benefit) for income taxes	16,355	(18,573)	(14,535)
Provision (benefit) for income taxes	6,113	6,008	(25,530)
Net income (loss)	$10,242	$(24,581)	$10,995

Weighted average shares outstanding:
Basic	50,900,422	55,615,385	35,159,757
Diluted	56,965,299	55,615,385	53,894,347

Net income (loss) per common share:
Basic	$0.20	$(0.44)	$0.31
Diluted	$(0.06)	$(0.44)	$0.20
See Accompanying Notes to Consolidated Financial Statements.

OUTBRAIN INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$10,242	$(24,581)	$10,995
Other comprehensive income (loss):
Foreign currency translation adjustments	(695)	(3,870)	(184)
Unrealized gains (losses) on available-for-sale investments in debt securities (net of taxes of $(467) and $470 in 2023 and 2022, respectively)	1,556	(1,569)	—
Total other comprehensive income (loss)	861	(5,439)	(184)
Comprehensive income (loss)	$11,103	$(30,020)	$10,811
See Accompanying Notes to Consolidated Financial Statements.

OUTBRAIN INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except for number of shares)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance – January 1, 2021	27,652,449	$162,444	17,439,488	$17	$95,055	(280,686)	$(2,350)	$(4,290)	$(168,245)	$(79,813)
Conversion of convertible preferred stock to common stock	(27,652,449)	(162,444)	28,091,267	28	162,416	—	—	—	—	162,444
Issuance of common stock from initial public offering	—	—	8,000,000	8	145,097	—	—	—	—	145,105
Exercise of employee stock options, net of shares withheld for taxes	—	—	1,970,110	2	5,937	(56,262)	(666)	—	—	5,273
Vesting of restricted stock units, net of shares withheld for taxes	—	—	2,514,210	3	(3)	(976,733)	(13,488)	—	—	(13,488)
Stock-based compensation	—	—	—	—	26,443	—	—	—	—	26,443
Other comprehensive loss	—	—	—	—	—	—	—	(184)	—	(184)
Net income	—	—	—	—	—	—	—	—	10,995	10,995
Balance – December 31, 2021	—	$—	58,015,075	$58	$434,945	(1,313,681)	$(16,504)	$(4,474)	$(157,250)	$256,775
Exercise of employee stock options, warrants and restricted stock awards, net of shares withheld for taxes	—	—	827,319	1	4,154	(95,138)	(1,425)	—	—	2,730
Vesting of restricted stock units, net of shares withheld for taxes	—	—	976,840	1	(1)	(150,327)	(1,047)	—	—	(1,047)
Acquisition consideration	—	—	355,786	—	4,190	—	—	—	—	4,190
Shares repurchased under the share repurchase program	—	—	—	—	—	(6,389,129)	(30,192)	—	—	(30,192)
Stock-based compensation	—	—	—	—	12,543	—	—	—	—	12,543
Other comprehensive loss	—	—	—	—	—	—	—	(5,439)	—	(5,439)
Net loss	—	—	—	—	—	—	—	—	(24,581)	(24,581)
Other	—	—	—	—	—	—	—	—	2,807	2,807
Balance – December 31, 2022	—	$—	60,175,020	$60	$455,831	(7,948,275)	$(49,168)	$(9,913)	$(179,024)	$217,786
Vesting of restricted stock units, net of shares withheld for taxes	—	—	1,392,500	2	(2)	(163,265)	(752)	—	—	(752)
Shares repurchased under the share repurchase program	—	—	—	—	—	(3,729,462)	(17,769)	—	—	(17,769)
Stock-based compensation	—	—	—	—	12,696	—	—	—	—	12,696
Other comprehensive income	—	—	—	—	—	—	—	861	—	861
Net income	—	—	—	—	—	—	—	—	10,242	10,242
Balance – December 31, 2023	—	$—	61,567,520	$62	$468,525	(11,841,002)	$(67,689)	$(9,052)	$(168,782)	$223,064

See Accompanying Notes to Consolidated Financial Statements.

OUTBRAIN INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,242	$(24,581)	$10,995
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on convertible debt	(22,594)	—	42,049
Stock-based compensation	12,141	11,660	26,307
Depreciation and amortization of property and equipment	6,915	11,125	7,499
Amortization of capitalized software development costs	9,633	9,540	8,441
Amortization of intangible assets	4,154	6,254	3,530
Provision for credit losses	8,008	3,291	2,647
Non-cash operating lease expense	4,453	4,309	—
Deferred income taxes	(4,312)	(3,853)	(31,810)
Amortization of discount on marketable securities	(3,604)	(1,975)	—
Other	(717)	(644)	3,433
Changes in operating assets and liabilities:
Accounts receivable	(12,946)	5,283	(31,496)
Prepaid expenses and other current assets	843	(18,419)	(9,975)
Accounts payable and other current liabilities	(1,228)	7,965	36,106
Operating lease liabilities	(4,297)	(4,246)	—
Deferred revenue	1,621	2,184	(667)
Other non-current assets and liabilities	5,434	(4,080)	(10,297)
Net cash provided by operating activities	13,746	3,813	56,762

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(389)	(45,151)	—
Purchases of property and equipment	(10,127)	(13,375)	(9,743)
Capitalized software development costs	(10,107)	(12,569)	(10,311)
Purchases of marketable securities	(131,543)	(262,171)	—
Proceeds from maturities of marketable securities	221,878	15,500	—
Other	(72)	(132)	(47)
Net cash provided by (used in) investing activities	69,640	(317,898)	(20,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt obligations	(96,170)	—	—
Treasury stock repurchases and share withholdings on vested awards	(18,521)	(32,664)	(14,154)
Principal payments on finance lease obligations	(1,830)	(3,190)	(4,340)
Proceeds from exercise of common stock options and warrants	—	4,155	5,939
Proceeds from IPO issuance of common stock, net of underwriting costs	—	—	148,800
Payment of initial public offering transaction costs	—	—	(3,695)
Proceeds from issuance of debt	—	—	200,000
Payment of deferred financing costs	—	—	(6,656)
Payment of contingent consideration liability up to acquisition-date fair value	(547)	—	—
Net cash (used in) provided by financing activities	(117,068)	(31,699)	325,894
Effect of exchange rate changes	(1,004)	(4,043)	(1,030)

Net (decrease) increase in cash, cash equivalents and restricted cash	(34,686)	(349,827)	361,525
Cash, cash equivalents and restricted cash — Beginning	105,765	455,592	94,067
Cash, cash equivalents and restricted cash — Ending	$71,079	$105,765	$455,592

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$70,889	$105,580	$455,397
Restricted cash, included in other assets	$190	$185	$195
Total cash, cash equivalents, and restricted cash	$71,079	$105,765	$455,592

OUTBRAIN INC.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$8,599	$6,887	$6,742
Cash paid for interest	$6,027	$7,463	$587

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition consideration payable	$181	$1,476	$—
Operating lease right-of-use assets obtained in exchange for lease obligations	$5,061	$1,247	$—
Purchases of property and equipment included in accounts payable	$1,094	$2,723	$15
Stock-based compensation capitalized for software development costs	$555	$883	$195
Stock consideration issued for acquisition of a business	$—	$4,190	$—
Conversion of preferred stock to common stock	$—	$—	$162,444
Property and equipment financed under capital obligation arrangements	$—	$—	$1,837
Unpaid deferred financing costs in accounts payable and accrued expenses	$—	$—	$28
See Accompanying Notes to Consolidated Financial Statements.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2023 and 2022

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
Outbrain is a leading technology platform that drives business results by connecting media owners and advertisers with engaged audiences to drive business outcomes across the Open Internet. The Company’s platform provides advertisements on media owners’ online properties. The Company generates revenue from advertisers through consumer engagements with advertisements that it delivers across a variety of third-party media owners’ online properties. The Company pays traffic acquisition costs to its media owner partners on whose digital properties the advertisements are shown. The Company’s advertiser solutions are mainly priced using a performance-based model based on the actual number of engagements generated by consumers, which is highly dependent on its ability to generate trustworthy and interesting advertisements to individual consumers based on its proprietary algorithms. A portion of the Company’s revenue is generated through advertisers participating in programmatic auctions wherein the pricing is determined by the auction results and not dependent on user engagement.
Basis of Presentation
The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying audited consolidated financial statements include the accounts of Outbrain Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The share and per-share amounts for all periods presented in these audited consolidated financial statements and notes thereto reflect the effect of the 1-for-1.7 reverse stock split of the Company’s common and convertible preferred stock, which became effective on July 13, 2021, with the exception of the par value, which was not adjusted.
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
As of and For Years Ending December 31, 2023 and 2022

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
The Company generally does not require collateral to secure accounts receivable. No single marketer accounted for 10% or more of the Company’s total revenue for the years ended 2023, 2022 and 2021, or 10% or more of its gross accounts receivable balance as of December 31, 2023 and 2022.
For the years ended December 31, 2023 and December 31, 2022, none of the Company’s media owners accounted for 10% of its total traffic acquisition costs. For the year ended December 31, 2021, one media owner accounted for 10% of the Company’s total traffic acquisition costs.
Property, equipment and capitalized software, net
Property and equipment, including leasehold improvements, is stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives relating to software and computer and equipment (excluding servers) is generally three years, and the estimated useful lives for furniture and fixtures is generally five years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term. In January 2023 the Company completed an assessment of the useful lives of servers and adjusted the estimated useful life of servers from three to six years, effective in 2023.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2023 and 2022

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
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the fair value of intangible assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but instead evaluated for impairment. The Company performs its annual impairment test of goodwill during the fourth quarter of each fiscal year or whenever events or circumstances change that would indicate that goodwill may not be recoverable. In conducting the impairment test, the Company can opt to perform a qualitative assessment to test goodwill for impairment or can directly perform the two-step impairment test described below. If the Company performs a qualitative assessment and it is determined that the fair value of a reporting unit is more likely than not to be less than its carrying amount, a quantitative impairment test is performed. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is recorded for the difference. Based on the Company’s qualitative assessment performed during the fourth quarter of fiscal years 2023, 2022 and 2021, the Company concluded that it was more-likely-than-not that the estimated fair value of the Company’s single reporting unit exceeded its carrying value. Accordingly, no goodwill impairment charges were recognized for the years ended December 31, 2023, 2022 and 2021.
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
As of and For Years Ending December 31, 2023 and 2022

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
For campaigns priced on a cost-per-impression basis, the Company bills its advertisers and recognizes revenue based on the number of times an advertisement is displayed to a user in the period.
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
Contract Balances. There were no contract assets as of December 31, 2023 or December 31, 2022. Contract liabilities primarily relate to advance payments and consideration received from customers. As of December 31, 2023 and December 31, 2022, the Company’s contract liabilities were recorded as deferred revenue in its consolidated balance sheets. See Note 15 for disaggregation of the Company’s revenue based on geography of where the Company’s marketers are physically located.
Cost of Revenue
Traffic Acquisition Costs.  Traffic acquisition costs consist of amounts the Company owes to media owners when users engage with promoted recommendations on media owners’ properties. The Company incurs costs with media owners in the period in which the click-throughs occur or in some circumstances based on a guaranteed minimum rate of payment from the Company in exchange for guaranteed placement of the Company’s promoted recommendations on specified portions of the media owners’ online properties. These guaranteed rates are typically provided per thousand qualified page views, whereby the Company’s minimum monthly payment to the media owner may fluctuate based on how many qualified page views the media owner generates, generally subject to a maximum guarantee. Traffic acquisition costs also include amounts payable to programmatic supply partners.
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
As of and For Years Ending December 31, 2023 and 2022

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
Advertising and Promotional Costs
Advertising and promotional costs are included in sales and marketing expenses as incurred in the accompanying consolidated statements of operations. Advertising and promotional costs were $12.7 million, $15.6 million and $13.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Foreign Currency
The Company transacts business in various foreign currencies. In general, the functional currency of its foreign subsidiaries is the currency of the local country. Accordingly, revenues and expenses of operations outside the United States (“U.S.”) are generally translated into U.S. dollars using weighted-average exchange rates, while assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date with the resulting translation adjustments recorded as a component of accumulated other comprehensive income (loss) within the statements of stockholders’ equity (deficit). Foreign currency transaction gains and losses resulting from remeasurement of transactions denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. The net foreign exchange transaction losses included in interest income and other (expense) income, net in the accompanying consolidated statements of operations were $1.0 million, $2.1 million and $3.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Derivative Financial Instruments
The Company is exposed to certain risks relating to its ongoing business operations, including but not limited to, fluctuations in foreign currency exchange rates. The Company enters into foreign currency forward exchange contracts to manage its foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on its net cash flows. These derivative contracts are not designated as accounting hedges. Accordingly, the Company recognizes gains and losses resulting from a change in fair value for these derivatives in the period in which the change occurs. The Company classifies cash flows from these contracts as operating activities in its consolidated statements of cash flows. The notional amount of the Company’s outstanding derivative instruments was $36.3 million and $44.9 million as of December 31, 2023 and 2022, respectively. See Note 7 for additional information.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2023 and 2022

Severance Pay Asset and Liability
The Company records a severance pay asset and liability on its consolidated balance sheets related to certain of its employees located in Israel. The liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary for the employees multiplied by the number of years of employment, as of the respective balance sheet date. Eligible employees are entitled to one month salary for each year of employment or a portion thereof. The Company’s liability at each respective balance sheet date for its eligible Israeli employees is fully accrued in other liabilities in the accompanying consolidated balance sheets. The Company funds this obligation through monthly deposits to the employees’ pension and management insurance policies. The carrying value of these policies is recorded as a severance fund asset in other assets in the accompanying consolidated balance sheets.
The deposited funds may be withdrawn only upon the fulfillment of the Company’s obligation pursuant to Israeli severance pay law. The carrying value of its deposited funds is based on the cash surrender value of these policies and includes profits accumulated through the respective balance sheet date.
Defined Contribution Plans
The Company contributes to defined contribution savings plans covering eligible employees of the Company. Participants of the plans may defer annual pre-tax compensation, subject to statutory and plan limitations. In addition, a certain percentage of an employee’s contributions are matched by the Company and vest over a specified period of time, subject to certain statutory and plan limitations. The Company’s contributions were approximately $8.5 million, $9.6 million, and $8.4 million for 2023, 2022, and 2021, respectively, which were expensed as incurred.
Income Taxes
The Company accounts for income taxes using an asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. The Company regularly assesses the likelihood that its deferred income tax assets will be realized. To the extent that the Company believes any amounts are not more likely than not to be realized, a valuation allowance is recorded to reduce the deferred income tax assets. The Company’s deferred tax assets were $38.4 million and $35.7 million as of December 31, 2023 and 2022, respectively. The Company’s deferred tax liabilities were $4.0 million and $5.3 million as of December 31, 2023 and 2022, respectively, and are included within other liabilities in the consolidated balance sheets. The Company regularly assesses the need for the valuation allowance on its deferred tax assets, and to the extent that it determines that an adjustment is needed, such adjustment will be recorded in the period that the determination is made.
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
The Company's policy with respect to releasing the income tax effects related to its available-for-sale investments in debt securities from accumulated other comprehensive income is to apply a security by security approach whereby the tax effects are measured based on the change to unrealized gains or losses reflected in other comprehensive income.
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

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2023 and 2022

Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures about significant segment expenses and profitability measures for all public entities, including those that have one reportable segment. The ASU is required to be applied retrospectively and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the impact of ASU 2023-07 on its segment disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 is focused on increased visibility into specific income tax components, requiring disclosures of specific categories and a greater disaggregation of information by jurisdiction within the effective tax rate reconciliation and income taxes paid disclosures. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2023-09 on its tax-related disclosures.
2. Acquisition
On January 5, 2022, the Company acquired all of the outstanding shares of video intelligence AG (“vi”), a Swiss-based contextual video technology company for digital media owners, for an aggregate purchase price of approximately $54.2 million, which was paid in the form of cash and Outbrain common stock. The equity portion of the purchase price was comprised of 355,786 shares of the Company’s common stock with a fair value of $4.2 million. The first installment of $37.3 million in cash and the equity portion were paid at closing, an additional $10.6 million paid in the third quarter of 2022, and $1.3 million was paid in 2023. The consideration paid during the first quarter of 2023 included $0.9 million of contingent consideration, $0.5 million of which was recognized on the acquisition date, and $0.4 million recorded as a fair value adjustment in the Company’s consolidated statement of operations for the year ended December 31, 2022, based on the market price of the Company’s stock determined one year from closing. This acquisition expanded the Company’s video product offerings to include in-stream high-quality video content, delivering a better user experience and more value to its advertisers.
This acquisition was accounted for as a business combination under the acquisition method of accounting and the results of operations of vi have been included in the Company’s results of operations since January 5, 2022. The Company incurred transaction costs relating to the vi acquisition of $0.2 million, which were included in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2022. The results of operations for vi have been included in the Company’s audited consolidated financial statements beginning on January 5, 2022.
3. Restructuring
On May 31, 2023, the Company announced a reduction in its global workforce of approximately 10%, to adjust to the continued macroeconomic uncertainty, create additional operating efficiencies, and support the Company’s strategic growth and profitability objectives. As a result, the Company recorded pre-tax charges of approximately $2.3 million for employee severance and related benefit costs in its consolidated statement of operations for 2023, $1.5 million of which was recorded within sales and marketing expenses, $0.4 million within research and development expenses, and $0.4 million within general and administrative expenses. During the twelve months ended December 31, 2023, all of the associated costs have been fully paid.
In addition, the Company incurred $1.2 million of other severance and related costs related to reorganization activities undertaken in 2023, approximately $0.9 million of which have been paid during the twelve months ended December 31, 2023.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2023 and 2022
4. Investments in Marketable Securities
All of the Company’s debt securities are classified as available-for-sale. The Company’s cash equivalents and investments as of December 31, 2023 and December 31, 2022 consisted of the following:

		December 31, 2023
(In thousands)	Fair Value Level	Amortized cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments	Long-term investments
Money market funds	1	$15,355	$—	$—	$15,355	$15,355	$—	$—
U.S. Treasuries	2	14,977	1	(29)	14,949	3,497	11,452	—
U.S. government bonds	2	39,048	40	(114)	38,974	—	20,762	18,212
Commercial paper	2	9,422	11	(3)	9,430	—	9,430	—
U.S. Corporate bonds	2	100,146	275	(197)	100,224	—	52,669	47,555
Total cash equivalents and investments		$178,948	$327	$(343)	$178,932	$18,852	$94,313	$65,767

		December 31, 2022
(In thousands)	Fair Value Level	Amortized cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments	Long-term investments
Money market funds	1	$39,198	$—	$—	$39,198	$39,198	$—	$—
U.S. Treasuries	2	31,721	—	(317)	31,404	—	23,701	7,703
U.S. government bonds	2	77,259	—	(899)	76,360	—	52,254	24,106
Commercial paper	2	43,126	3	(161)	42,968	—	42,968	—
U.S. Corporate bonds	2	95,599	29	(694)	94,934	—	47,982	46,952
Total cash equivalents and investments		$286,903	$32	$(2,071)	$284,864	$39,198	$166,905	$78,761
___________________________
(1) The amortized cost of debt securities excludes accrued interest of $1.4 million and $1.0 million, respectively, as of December 31, 2023 and December 31, 2022.
On April 14, 2023, in connection with the Company’s partial repurchase of its 2.95% Convertible Senior Notes due 2026 (“Convertible Notes”), the Company redeemed half of its available-for-sale marketable securities prior to their maturities to finance the debt repurchase. Proceeds from the sales of securities for the twelve months ended December 31, 2023 were $81.7 million and a gross realized loss of $0.5 million was released from other comprehensive loss and recorded within interest income and other income (expense), net in the Company’s audited consolidated statement of operations for the twelve months ended December 31, 2023. The gross realized loss was determined using the specific identification method. See Note 12 for the effect of the reclassification adjustments on other comprehensive income.
The following table shows the fair value of the Company’s available-for-sale securities by contractual maturity:

December 31, 2023
(In thousands)
Within 1 year	$113,165
After 1 year through 2 years	65,767
Total fair value	$178,932

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2023 and 2022
The following table presents the fair value in investments and gross unrealized losses recorded in other comprehensive loss, by investment category and the length of time the securities have been in a continuous loss position:

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$1,279	$—	$4,711	$(29)	$5,990	$(29)
U.S. government bonds	6,798	(9)	16,964	(105)	23,762	(114)
Commercial paper	3,649	(3)	—	—	3,649	(3)
U.S. Corporate bonds	40,031	(119)	18,840	(78)	58,871	(197)
Total	$51,757	$(131)	$40,515	$(212)	$92,272	$(343)
As of December 31, 2022, all of the Company’s marketable securities had been in an unrealized loss position for less than twelve months.
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of December 31, 2023 and December 31, 2022.
5. Goodwill and Intangible Assets
The Company’s goodwill balance as of December 31, 2023 and December 31, 2022 was $63.1 million. The Company has not recorded any accumulated impairments of goodwill.
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows:

	December 31, 2023
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	8.0 years	$18,410	$(10,900)	$7,510
Customer relationships	5.0 years	5,972	(5,530)	442
Publisher relationships	8.0 years	18,973	(10,863)	8,110
Trade names	8.8 years	5,326	(1,779)	3,547
Content Provider Relationships	5.0 years	284	(113)	171
Other	15.8 years	898	(282)	616
Total intangible assets, net		$49,863	$(29,467)	$20,396

	December 31, 2022
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	5.8 years	$18,411	$(9,652)	$8,759
Customer relationships	4.1 years	5,856	(5,022)	834
Publisher relationships	6.3 years	18,738	(8,782)	9,956
Trade names	8.7 years	5,279	(1,143)	4,136
Content Provider Relationships	5.0 years	284	(56)	228
Other	15.8 years	888	(227)	661
Total intangible assets, net		$49,456	$(24,882)	$24,574

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2023 and 2022
No impairment charges were recorded for the Company’s intangible assets subject to amortization during the years ended December 31, 2023, 2022, and 2021.
As of December 31, 2023, estimated amortization related to the Company’s identifiable acquisition-related intangible assets in future periods was as follows:

Year Ending December 31,	Amount
(In thousands)
2024	$3,469
2025	3,469
2026	3,469
2027	3,117
2028	3,062
Thereafter	3,810
Total	$20,396
6. Balance Sheet Components
Accounts Receivable and Allowance for Credit Losses
Accounts receivable, net of allowance for credit losses consists of the following:

	December 31,
	2023	2022
	(In thousands)
Accounts receivable	$199,714	$186,770
Allowance for credit losses	(10,380)	(5,512)
Accounts receivable, net of allowance for credit losses	$189,334	$181,258
The allowance for credit losses consists of the following activity:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Allowance for credit losses, beginning balance	$5,512	$4,402	$4,174
Provision for credit losses, net of recoveries	8,220	3,227	2,601
Write-offs	(3,352)	(2,117)	(2,373)
Allowance for credit losses, ending balance	$10,380	$5,512	$4,402
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following:

	December 31,
	2023	2022
	(In thousands)
Prepaid traffic acquisition costs	$26,398	$23,149
Prepaid taxes	11,371	15,280
Prepaid software licenses	2,224	2,465
Other prepaid expenses and other current assets	7,247	5,867
Total prepaid expenses and other current assets	$47,240	$46,761

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2023 and 2022
Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consists of the following:

	December 31,
	2023	2022
	(In thousands)
Capitalized software development costs	$78,389	$67,685
Computer and equipment	61,529	59,536
Leasehold improvements	3,300	2,859
Software	3,221	3,113
Furniture and fixtures	1,098	1,177
Property, equipment and capitalized software, gross	147,537	134,370
Less: accumulated depreciation and amortization	(105,076)	(94,480)
Total property, equipment and capitalized software, net	$42,461	$39,890
The Company capitalized software development costs, including stock-based compensation, of $10.7 million and $13.5 million for the years ended December 31, 2023 and 2022, respectively. Accumulated amortization for capitalized software development costs was $57.4 million and $47.8 million as of December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, total computer equipment financed and software licensed under finance leases was $0.2 million and $1.9 million, net of accumulated amortization of $25.8 million and $23.9 million. Amortization expense related to total computer equipment financed and software licensed under finance leases was $1.6 million, $2.9 million and $3.8 million, respectively, for the years ended December 31, 2023, 2022 and 2021.
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following:

	December 31,
	2023	2022
	(In thousands)
Accrued traffic acquisition costs	$75,870	$73,396
Accrued tax liabilities	15,596	15,013
Accrued agency commissions	12,376	13,451
Operating lease obligations, current	3,684	3,236
Accrued professional fees	3,261	4,915
Interest payable	1,566	3,074
Other	7,350	13,007
Total accrued and other current liabilities	$119,703	$126,092
In addition to accrued traffic acquisition costs, accounts payable includes $137.6 million and $136.8 million of traffic acquisition costs as of December 31, 2023 and 2022, respectively.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2023 and 2022
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
The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2023
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$15,355	$163,577	$—	$178,932
Restricted time deposit (2)	—	190	—	190
Severance pay fund deposits (2)	—	4,901	—	4,901
Foreign currency forward contract (3)	—	1,254	—	1,254
Total financial assets	$15,355	$169,922	$—	$185,277
Financial Liabilities:
Foreign currency forward contract (4)	—	106	—	106
Total financial liabilities	$—	$106	$—	$106

	December 31, 2022
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$39,198	$245,666	$—	$284,864
Restricted time deposit (2)	—	185	—	185
Severance pay fund deposits (2)	—	5,378	—	5,378
Foreign currency forward contract (3)	—	726	—	726
Total financial assets	$39,198	$251,955	$—	$291,153
Financial Liabilities:
Foreign currency forward contract (4)	—	1,463	—	1,463
Total financial liabilities	$—	$1,463	$—	$1,463
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
As of and For Years Ending December 31, 2023 and 2022
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
By entering into foreign currency forward contracts, the Company is exposed to a potential credit risk that the counterparty to its contracts will fail to meet its contractual obligations. If a counterparty fails to perform, the Company’s maximum credit risk exposure would be the positive fair value of the foreign currency forward contracts, or any asset balance, which represents the amount the counterparty owes to the Company. In order to mitigate the counterparty risk, the Company performs an evaluation of its counterparty credit worthiness, and its forward contracts have a term of no more than 12 months. The Company had foreign currency forward contracts with Silicon Valley Bank (“SVB”), which was closed by the California regulators on March 10, 2023. On March 12, 2023, the Department of the Treasury, Federal Reserve and the FDIC approved actions enabling the FDIC to complete its resolution of SVB in a manner that fully protected all depositors and converted SVB to Silicon Valley Bridge Bank, N.A. On March 27, 2023, First-Citizens Bank & Trust Company (“First Citizens Bank”) entered into an agreement with the FDIC to acquire Silicon Valley Bridge Bank, N.A and the Company’s existing foreign currency forward contracts were assumed by First Citizens Bank. For the years ended December 31, 2023, 2022 and 2021, the Company recorded net unrealized gains of $1.6 million, net unrealized losses of $1.5 million, and net unrealized gains of $0.2 million, respectively, within interest income and other income (expense), net in its consolidated statements of operations, related to mark-to-market adjustments on its undesignated foreign currency forward contacts.
The Convertible Notes are recorded within long-term debt on the Company’s consolidated balance sheets at their carrying value, which may differ from their fair value. The fair value of Convertible Notes is estimated using external pricing data, including any available market data for other debt instruments with similar characteristics. The following table summarizes the carrying value and the estimated fair value of the Company’s Convertible Notes, based on Level II measurements of the fair value hierarchy:

	December 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Convertible Notes	$118,000	$95,958	$236,000	$180,752
See Note 9 for additional information relating to the Convertible Notes, half of which were repurchased in April 2023.
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

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2023 and 2022
The following table summarizes assets and liabilities related to the Company’s operating and finance leases:

	Consolidated Balance Sheet Location	December 31, 2023	December 31, 2022
		(In thousands)
Lease assets
Operating leases	Operating lease right-of-use assets, net	$12,145	$11,065
Finance leases	Property, equipment and capitalized software, net	226	1,858
Total lease assets		$12,371	$12,923

Lease liabilities
Current liabilities:
Operating leases	Accrued and other current liabilities	$3,684	$3,236
Finance leases	Accrued and other current liabilities	254	1,758

Non-current liabilities:
Operating leases	Operating lease liabilities, non-current	9,217	8,445
Finance leases	Other liabilities	—	254
Total lease liabilities		$13,155	$13,693
The following table presents the components of the Company’s total lease expense:

		Twelve Months Ended December 31,
	Consolidated Statements of Operations Location	2023	2022
		(In thousands)
Operating lease cost
Fixed lease costs	Cost of revenue and operating expenses	$4,453	$4,309
Variable lease costs	Operating Expenses	207	136
Short-term lease costs	Cost of revenue and operating expenses	578	564
Finance lease cost:
Depreciation	Cost of revenue	1,632	2,962
Interest	Interest expense	83	259
Total lease cost		$6,953	$8,230
As of December 31, 2023, the maturities of the Company's lease liabilities under operating and finance leases were as follows:

Year	Operating Leases	Finance Leases
	(In thousands)
2024	$4,481	$256
2025	4,012	—
2026	2,710	—
2027	2,104	—
2028	755	—
Thereafter	1,064	—
Total minimum payments required	$15,126	$256
Less: imputed interest	(2,225)	(2)
Total present value of lease liabilities	$12,901	$254
As of December 31, 2023, the Company entered into one new operating lease agreement that has not yet commenced with future lease payments of approximately $0.6 million. The lease will commence in the first quarter of 2024 and has a lease term of two years.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2023 and 2022
The following table summarizes weighted-average lease terms and discount rates for the Company’s leases:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)
Operating leases	4.07 years	3.87 years
Finance leases	0.21 years	1.05 years
Weighted-average discount rate
Operating leases	7.30%	5.82%
Finance leases	7.30%	7.34%
Supplemental cash flow information related to the Company’s leases is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
	(In thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows from operating leases	$4,297	$4,246
Cash flows from finance leases	$1,830	$3,190
New operating lease assets obtained in exchange for new lease obligations	$5,061	$1,247
9. Long-Term Debt
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
On July 27, 2021, in connection with the closing of the Company’s IPO and pursuant to the terms of the Note Purchase Agreement, the Company exchanged $200 million aggregate principal amount of the Notes due July 1, 2026 for $236.0 million aggregate principal amount of the Convertible Notes, pursuant to an indenture, dated as of July 27, 2021 (the “Indenture”), between the Company and The Bank of New York Mellon, as trustee. Upon the issuance of such Convertible Notes, the Notes and the obligations of the Company and the guarantee thereunder have been canceled and extinguished. The Convertible Notes mature on July 27, 2026, unless earlier converted, redeemed or repurchased. In connection with the exchange of Notes to Convertible Notes, the Company recognized accelerated amortization of the unamortized discount and deferred issuance costs relating to the Notes totaling $42.0 million, which was recorded within gain (loss) on convertible debt in the Company’s consolidated statement of operations for the year ended December 31, 2021. Deferred financing costs related to Convertible Notes were not material.
On April 14, 2023, the Company repurchased $118.0 million aggregate principal amount of the Convertible Notes out of the initially issued principal balance of $236.0 million via a privately negotiated repurchase agreement with Baupost Group Securities, L.L.C., the sole holder of the Convertible Notes, for approximately $96.2 million in cash, including accrued interest, representing a discount of approximately 19% to the principal amount of the repurchased notes. As a result, the Company recorded a pre-tax gain of approximately $22.6 million within gain (loss) on convertible debt in the Company’s consolidated statement of operations for the year ended December 31, 2023. Following the closing of the repurchase, the repurchased notes were cancelled by the Trustee, and $118.0 million principal amount of the Convertible Notes out of the initially issued principal balance of $236.0 million, remains outstanding as of December 31, 2023 and continues to be subject to the terms of the Indenture pursuant to which they were issued.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2023 and 2022
Interest is payable semi-annually in arrears on January 27 and July 27 of each year, beginning on January 27, 2022, at a rate of 2.95% per year. The initial conversion rate for the Convertible Notes is 40 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of $25 per share of the Company’s common stock), subject to adjustment.
The Company may not redeem its outstanding Convertible Notes prior to July 27, 2024. On or after July 27, 2024, the Company may redeem for cash all or any portion of the Convertible Notes, at its option, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. In addition, calling any Convertible Note for redemption will constitute a “make-whole fundamental change” (as defined in the Indenture) with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased if it is converted by holders after it is called for redemption.
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
Revolving Credit Facility
On November 2, 2021, the Company entered into the Second Amended and Restated Loan and Security Agreement with SVB, which provides, subject to borrowing availability and certain other conditions, for revolving loans in an aggregate principal amount of up to $75.0 million (the “Facility”), with a $15.0 million sub-facility for letters of credit. On July 18, 2023, the Company entered into a first amendment to the Facility to convert the borrowing rate from LIBOR to SOFR and reduce the required level of domestic cash deposits that the Company is required to maintain at SVB. The Company’s borrowing availability under the Facility is calculated by reference to a borrowing base which is determined by specified percentages of eligible accounts receivable. The Facility will terminate on the earlier of (i) November 2, 2026 or (ii) 120 days prior to the maturity date of the Convertible Notes, unless the Convertible Notes have been converted to common equity securities of the Company.
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

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2023 and 2022
The Facility contains representations and warranties, including, without limitation, with respect to collateral; accounts receivable; financials; litigation, indictment and compliance with laws; disclosure and no material adverse effect, each of which is a condition to funding. Additionally, the Facility includes events of default and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, without limitation, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, restricted payments and prepayment of the Convertible Notes and of junior indebtedness. The Facility contains a financial covenant that requires, in the event that credit extensions under the Facility equal or exceed 85% of the available commitments under the Facility or upon the occurrence of an event of default, the Company to maintain a minimum consolidated monthly fixed charge coverage ratio of 1.00.
The obligations of the Company and the other subsidiary co-borrowers under the Facility are secured by a first-priority lien on substantially all the assets of the Company and such other subsidiary co-borrowers.
As previously discussed in Note 7, on March 27, 2023, First Citizens Bank entered into an agreement with FDIC to acquire the Silicon Valley Bridge Bank, N.A, assuming all customer deposits and certain other liabilities of Silicon Valley Bridge Bank, N.A. As a result, the Facility remains in effect with First Citizens Bank. The Company was in compliance with all of the financial covenants under the Facility as of December 31, 2023 and December 31, 2022. As of December 31, 2023 and December 31, 2022, the Company had no borrowings outstanding under the Facility and its available borrowing capacity was $75.0 million and $70.7 million, respectively, based on the defined borrowing formula. Other assets in the Company’s consolidated balance sheets as of December 31, 2023 and December 31, 2022 included deferred financing costs of $0.3 million and $0.4 million, respectively, which are being amortized over the term of the Facility.
10. Income Taxes
The components of income (loss) before income taxes and the income tax provision (benefit) are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
United States	$16,837	$(11,707)	$(38,175)
Foreign	(482)	(6,866)	23,640
Income (loss) before provision for income taxes	$16,355	$(18,573)	$(14,535)

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Current provisions for income taxes:
Federal	$5,177	$—	$—
State	57	744	541
Foreign	5,191	9,117	5,739
Total current provision for income taxes	10,425	9,861	6,280
Deferred tax benefit:
Federal	(2,427)	(792)	(25,787)
State	446	(1,153)	(5,558)
Foreign	(2,331)	(1,908)	(465)
Total deferred tax benefit	(4,312)	(3,853)	(31,810)
Provision (benefit) for income taxes	$6,113	$6,008	$(25,530)

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2023 and 2022

The reconciliation of the statutory federal income tax and the Company’s effective income tax is as follows:

	Year Ended December 31,
	2023	2022	2021
Tax at statutory federal rate	21.0%	21.0%	21.0%
State tax—net of federal benefit	2.4%	1.7%	1.9%
Foreign withholding taxes	1.8%	(2.0)%	(2.9)%
Foreign rate differential (1)	12.5%	(11.8)%	3.2%
Stock compensation and other permanent items	7.0%	(5.1)%	(24.9)%
Tax rate change	1.6%	(0.1)%	(4.4)%
Uncertain tax positions	6.5%	(22.0)%	(18.9)%
Change in valuation allowance	4.2%	(13.6)%	209.4%
Global intangible low-taxed income inclusion	4.4%	—%	(19.3)%
Foreign-derived intangible income deduction	(12.6)%	—%	—%
Foreign tax credits	(6.1)%	—%	4.9%
Return to provision adjustments	(5.1)%	(0.4)%	5.4%
Other	(0.2)%	—%	0.2%
Effective tax rate	37.4%	(32.3)%	175.6%
_______________________________
(1) Primarily relates to higher tax rates relating to certain of the Company’s European operations.
Deferred taxes are the result of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities as of December 31, 2023 and 2022 were comprised of the following:

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$12,500	$15,005
Foreign tax credit carryforwards	1,492	1,048
Capital loss carryforwards	3,390	3,398
Stock-based compensation	1,578	1,110
Accruals, reserves, and other	5,433	6,276
Senior notes interest & deferred financing fees	4,872	10,033
Capitalization of research and development costs	24,257	13,946
Allowance for credit losses	2,565	1,409
Gross deferred tax assets	56,087	52,225
Valuation allowance	(16,309)	(15,629)
Total deferred tax assets	39,778	36,596
Deferred tax liabilities:
Intangible assets and capitalized software	(5,399)	(6,181)
Total deferred tax liabilities	(5,399)	(6,181)
Net deferred tax assets	$34,379	$30,415
The Company regularly assesses the need for the valuation allowance on its deferred tax assets, and to the extent that it determines that an adjustment is needed, such adjustment will be recorded in the period that the determination is made.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2023 and 2022

During the fourth quarter of 2021, the Company reassessed the need for a valuation allowance, considering, among other things, its cumulative pre-tax book income, excluding one-time expenses, in the three-year period ended December 31, 2021, its projected future taxable income, and the scheduled reversals of its deferred tax liabilities. After weighing all of the evidence, the Company determined that the positive evidence in favor of releasing a portion of the valuation allowance outweighed the negative evidence against releasing the allowance on certain U.S. deferred tax assets, and concluded that it is more likely than not that the majority of the U.S. deferred tax assets will be realized. As a result, during the fourth quarter of 2021, the Company released $38.1 million of its U.S. valuation allowance.
During 2023 and 2022, after weighing all of the evidence, the Company determined that the positive evidence, particularly the evidence that was objectively verifiable, continued to outweigh the negative evidence. However, upon evaluating its forecasted state taxable income, the Company increased its valuation allowance against state net operating loss carryforwards by $0.5 million and $2.8 million as of December 31, 2023 and 2022, respectively. As of each reporting date, the Company will continue to consider existing evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. It is possible that the valuation allowance could change in the next 12 months.
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the Company recorded a valuation allowance of $16.3 million and $15.6 million against certain deferred tax assets as of December 31, 2023 and December 31, 2022, respectively. The net valuation allowance increased by $0.7 million and $4.9 million for the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, the Company had U.S. federal net operating loss carryforwards of $2.7 million and $13.2 million, respectively. The federal net operating loss carryforwards will expire at various amounts beginning in the year ending December 31, 2032, if not utilized. Utilization of the net operating losses remaining as of December 31, 2023 is subject to an annual limitation provided for in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and any annual limitation could result in the expiration of net operating loss carryforwards before utilization.
As of December 31, 2023 and 2022, the Company had state net operating loss carryforwards of $116.0 million and $117.5 million, respectively. State net operating losses will expire at various amounts beginning in the year ending December 31, 2025, if not utilized. As of December 31, 2023, the Company had Swiss net operating loss carryforwards of $13.2 million, which will expire in various amounts beginning in tax year 2027, if not utilized. As of December 31, 2023 and 2022, the Company had U.K. foreign tax credits of $1.1 million and $1.0 million, respectively, which can be carried forward indefinitely. As of December 31, 2023, the Company also had U.S. foreign tax credits of $0.4 million, which can be carried forward for 10 years.
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
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which among other things implements a 15% minimum tax on adjusted financial statement income of certain large corporations and a 1% excise tax on net stock repurchases. Accordingly, during the year ended December 31, 2023, the Company recorded a liability of $0.1 million for federal excise tax with a corresponding increase in Treasury stock in connection with its share repurchase program.
In addition, a provision enacted as part of the 2017 Tax Cuts & Jobs Act requires companies to capitalize certain research and experimental expenditures for tax purposes in tax years beginning after December 31, 2021. As a result, as of December 31, 2023, the Company’s U.S. federal net operating losses have been fully utilized, with the exception of the $2.7 million subject to the annual limitation provided under Section 382 of the Code, which resulted in higher cash taxes and lower effective tax rate due to a deduction related to foreign-derived intangible income.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2023 and 2022

Unrecognized Tax Benefits
The activity related to the gross amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Beginning balance	$7,352	$3,272	$1,232
Decreases due to tax settlements	—	(464)	(616)
Decreases due to expirations of statutes of limitations	(699)	(93)	(112)
Additions based on tax positions related to prior year	1,612	1,617	2,323
Additions based on tax positions related to current year	158	3,020	445
Ending balance	$8,423	$7,352	$3,272
If recognized, the Company’s gross unrecognized tax benefits would not have a material impact on its effective tax rate for the year ended December 31, 2023. While it is often difficult to predict the outcome of any particular uncertain tax position, the Company believes it is reasonably possible that its unrecognized tax benefits will decrease by approximately $5.6 million during the next 12 months, primarily due to the expected completion of ongoing tax audits. The Company further expects that the amount of unrecognized tax benefits will continue to change in the future as a result of ongoing operations, the outcomes of audits, and the expiration of the statute of limitations. This change is not expected to have a significant impact on the Company’s results of operations or financial condition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax provision (benefit). Accrued interest and penalties recognized for the year ended December 31, 2023 were de minimis. As of December 31, 2022 and 2021, the Company recognized $0.9 million, and $(0.1) million of accrued interest and penalties, respectively, which are reflected in the table above.
The Company is subject to taxation in the United States, various states, and several foreign jurisdictions. The Company establishes reserves for open tax years for uncertain tax positions that may be subject to challenge by various taxing authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate. United States and foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years. However, the statute of limitations does not begin for years that a net operating loss carryforward was generated until the loss is applied against taxable income. In that scenario, the taxing authority can only make adjustments in the original loss year to the extent of the net operating loss. Open audit years in the United States are 2013 through 2023, in the U.K. are 2017 through 2023 and in Israel are 2020 through 2023. The Company is currently under audit in the U.K. for tax years 2018-2022, Germany for the tax years 2018-2021 and in Japan for tax years 2020-2022.
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

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2023 and 2022
12. Stockholders’ Equity
The Company’s certificate of incorporation, as amended and restated in July 2021, provides the Company with the authority to issue up to 1.1 billion shares, comprised of 1.0 billion shares of $0.001 par value common stock and 0.1 billion shares of $0.001 par value preferred stock. Each holder of common stock is entitled to one vote with respect to each share of common stock and is entitled to dividends, if and when declared by the Company’s Board of Directors (the “Board”), subject to preferential rights of preferred stockholders.
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
Deferred offering costs of $3.7 million, primarily comprised of accounting, legal and other transaction costs directly related to the IPO, were recorded against the proceeds of the offering in additional paid-in capital within stockholders’ equity (deficit).
In connection with the IPO, all of the shares of the Company’s Series A-H convertible preferred stock previously outstanding automatically converted into an aggregate of 28,091,267 shares of the Company’s common stock, with all series converted on a one-to-one basis, with the exception of Series F, which was converted at 1.14-to-1, based on the terms of the Series F agreement and the IPO price. During 2021, total carrying value of convertible preferred stock of $162.4 million was reclassified to stockholders’ equity (deficit) and there was no remaining convertible preferred stock issued and outstanding.
Share Repurchases
On December 14, 2022, the Company’s Board approved a new share repurchase program, authorizing the Company to repurchase up to $30 million of its common stock, par value $0.001 per share, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase program may be commenced, suspended, or terminated at any time by the Company at its discretion without prior notice. As of December 31, 2023, the remaining repurchase availability under the Company’s $30 million share repurchase program was $12.4 million, reflecting repurchases of 3,729,462 shares for $17.8 million in 2023. Commission costs associated with share repurchases and excise taxes accrued as a result of the Inflation Reduction Act of 2022 do not reduce the remaining authorized amount under the repurchase programs.
During 2022, the Company repurchased 6,389,129 shares with a fair value of $30.2 million, including commissions, under its prior $30 million share repurchase program authorized in February 2022.
In addition to its publicly announced programs, the Company periodically withholds shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of the Company’s equity incentive plans and the underlying award agreements. During 2023, 2022 and 2021, the Company withheld 163,265 shares, 245,465 shares, and 1,032,995 shares, respectively, with a fair value of $0.8 million, $2.5 million, and $14.2 million, respectively, to satisfy the minimum employee tax withholding obligations.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2023 and 2022

Accumulated Other Comprehensive Loss
The following table details the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax:

	Foreign Currency Translation Loss	Unrealized (Loss) Gain on Investments in Marketable Securities(1)	Total Accumulated Other Comprehensive Loss
Balance–January 1, 2021	$(4,290)	$—	$(4,290)
Other comprehensive income, net of tax	(184)	—	(184)
Balance–December 31, 2021	(4,474)	—	(4,474)
Other comprehensive loss, net of tax	(3,870)	(1,569)	(5,439)
Balance–December 31, 2022	(8,344)	(1,569)	(9,913)
Other comprehensive (loss) income before reclassifications, net of tax	(695)	1,136	441
Realized losses reclassified to earnings, net of tax	—	420	420
Other comprehensive (loss) income, net of tax	$(695)	$1,556	$861
Balance–December 31, 2023	$(9,039)	$(13)	$(9,052)
_______________________________
(1) Unrealized (loss) income before reclassifications on investments on marketable securities is net of taxes of $(0.4) million and $0.5 million, respectively, in 2023 and 2022. Realized losses on available securities that were reclassified to earnings in 2023 are net of taxes of $(0.1) million. There were no amounts reclassified from AOCI to earnings in 2022 or 2021.
13. Stock-based Compensation
Equity Incentive Plans
In July 2021, the Board and the Company’s stockholders approved the 2021 Long-Term Incentive Plan (the “2021 LTIP”), which became effective in connection with the closing of the Company’s IPO. The 2021 LTIP may be used to grant, among other award types, stock options and RSUs. The number of shares of common stock reserved for future issuance under the 2021 Plan will also be increased pursuant to provisions for annual automatic evergreen increases. The Company’s previous awards issued under its 2007 Omnibus Securities and Incentive Plan, as amended and restated on January 21, 2009 (“2007 Plan”), remain subject to the 2007 Plan. As of December 31, 2023, 6,301,466 and 766,241 and shares were available for grant under the 2021 LTIP and the 2007 Plan, respectively. The Company generally issues new shares for stock option exercises and vesting of restricted stock units.
The Company recognizes stock-based compensation for stock-based awards, including stock options, RSUs and SARs based on the estimated fair value of the awards. The Company estimates the fair value of its stock option awards on the grant date using the Black-Scholes option pricing model. The fair value of RSUs is the fair value of the Company’s common stock on the date of grant. The Company accounts for forfeitures as they occur.
The following table summarizes stock-based compensation expense recognized in the Company’s consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Research and development	$2,971	$2,355	$3,959
Sales and marketing	4,587	4,938	8,656
General and administrative	4,583	4,367	13,692
Total stock-based compensation	$12,141	$11,660	$26,307	(1)
Tax benefit related to stock-based compensation expense	$1,727	$1,560	$4,482
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

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2023 and 2022

During the years ended December 31, 2023, 2022 and 2021, approximately $0.6 million, $0.9 million and $0.2 million, respectively, of stock-based compensation expense was capitalized by the Company as part of capitalized software development costs within property, equipment and capitalized software, net.
Stock Options
The following table summarizes stock option activity for the year ended December 31, 2023:

	Stock Options
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (In thousands)
Outstanding — December 31, 2022	2,681,436	$9.08	4.49	$—
Granted	—	$—
Exercised	—	$—
Forfeited/expired	(271,883)	$8.29
Outstanding — December 31, 2023	2,409,553	$9.17	3.73	$—
Exercisable — December 31, 2023	2,195,933	$8.98	3.41	$—
The aggregate intrinsic value of options exercised in 2022 and 2021 was $3.0 million and $16.4 million, respectively. As of December 31, 2023, total unrecognized stock-based compensation related to unvested stock options was $1.0 million, which is expected to be recognized over a weighted-average period of 1.0 years.
There were no stock options granted in 2023 or 2022. The estimated grant-date fair value of 37,624 stock options granted in 2021 was calculated using the Black-Scholes option pricing model, based on the following assumptions and inputs, each of which is subjective and generally requires significant judgment:

Year Ended December 31,
2021
Grant date fair value	$5.95
Expected term (in years)	6.03
Risk-free interest rate	1.29%
Expected volatility	43%
Dividend rate	0%
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

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2023 and 2022

Restricted Stock Units
The following table summarizes RSU activity for the year ended December 31, 2023:

	RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding—December 31, 2022	2,785,510	$9.87
Granted	2,583,691	$4.81
Vested	(1,392,500)	$8.63
Forfeited	(469,618)	$8.27
Outstanding—December 31, 2023	3,507,083	$6.85
The above rollforward includes 90,000 performance-based RSUs with a grant date fair value of 4.82 per share granted during the twelve months ended months ended December 31, 2023. Expense related to performance-based RSUs is recognized ratably during the 3-year performance period, based on the probability of attaining the performance targets. The potential number of shares that may be earned is determined on a pro-rata basis based on performance up to a maximum of 100%.
All of the Company’s restricted stock awards and certain of the Company’s RSUs issued prior to the Company’s IPO had a performance condition, which was satisfied upon the IPO and the expense was recognized based on the requisite service period that has been met to date. Stock-based compensation expense for unvested awards is being recognized over the remainder of the service period.
For restricted stock units granted subsequent to the Company’s IPO, the fair value is based on the closing price of its common stock reported on Nasdaq on the date of grant. Prior to the Company’s IPO, because there was no public market for its common stock, the fair value was determined by its board of directors, with input from management and valuation reports performed by third-party valuation specialists. The weighted-average grant-date fair value for restricted stock units granted in 2023, 2022 and 2021 was $4.81, $8.98 and $13.53, respectively. As of December 31, 2023, the unrecognized stock-based compensation cost related to unvested RSUs was $23.0 million, which is expected to be recognized over a weighted average period of 2.6 years.
Stock Appreciation Rights (SARs)
In 2014, the Company granted SARs with a contractual term of 10 years, to certain employees, which vest subject to performance conditions and can be cash or share settled, at the option of the employee. The Company’s SARs vested upon the Company’s IPO and are accounted for as liability awards, with remeasurement at the end of each reporting period until these awards are settled. There were 2,861 and 3,390 SARs awards outstanding as of December 31, 2023 and 2022, respectively, reflecting forfeitures of 529 SARs in 2023. These awards have a weighted average exercise price of $7.67 and expire in September 2024.
Stock-Based Awards Granted Outside of Equity Incentive Plans
Warrants
The Company issued equity classified warrants to purchase shares of common stock to certain third-party advisors, consultants and financial institutions, which expire between 2024 and 2026. As of December 31, 2023 and 2022, there were 188,235 warrants outstanding with a weighted average excise price of $7.57. The weighted average remaining contractual term as of December 31, 2023 was 1.37 years.
Employee Stock Purchase Plan
In July 2021, the Board and the Company’s stockholders approved a new 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the closing of the Company’s IPO. A total of approximately 2,352,280 shares of the Company’s common stock have been reserved for issuance under the ESPP, which is subject to annual automatic evergreen increases. As of December 31, 2023, no shares have been purchased under the ESPP as it is not yet active.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2023 and 2022
14. Net Income (Loss) Per Common Share
The following table presents the computation of the Company’s basic and diluted net income (loss) per share attributable to its common stockholders:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Numerator:
Basic and diluted:
Net income (loss) attributed to common stockholders - basic	$10,242	$(24,581)	$10,995
Adjustments related to convertible debt (1)	(13,930)	—	—
Net (loss) income attributable to common stockholders - diluted	$(3,688)	$(24,581)	$10,995

Denominator:
Basic weighted-average shares	50,900,422	55,615,385	35,159,757
Weighted average dilutive share equivalents:
Convertible debt (1)	6,064,877	—	—
Preferred stock, stock options, warrants and RSUs	—	—	18,734,590
Diluted weighted-average shares	56,965,299	55,615,385	53,894,347

Net income (loss) per share attributable to common stockholders:
Basic	$0.20	$(0.44)	$0.31
Diluted	$(0.06)	$(0.44)	$0.20
____________________
(1) The Company uses the if-converted method to calculate the dilutive impact of the Convertible Notes, which assumes share settlement as of the beginning of the period if the effect is more dilutive than cash settlement.
The following weighted-average shares have been excluded from the calculation of diluted net income (loss) per share attributable to common stockholders for each period presented because they are anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Convertible debt	—	9,440,000	9,440,000
Options to purchase common stock	2,523,643	2,681,436	1,080,703
Warrants	188,235	188,235	—
Restricted stock units	3,326,964	2,785,510	—
Total shares excluded from diluted net income (loss) per share	6,038,842	15,095,181	10,520,703

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2023 and 2022
15. Segment and Geographic Information
The Company has one operating and reporting segment.
The following table represents total revenue based on where the Company’s marketers are physically located:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
USA	$286,039	$330,333	$372,855
Europe, the Middle East and Africa (EMEA)	552,621	553,051	523,580
Other	97,158	108,698	119,195
Total revenue	$935,818	$992,082	$1,015,630
The Company’s long-lived assets by geographic location, which are comprised of property, equipment and capitalized software, net and operating lease right-of-use assets, net are summarized below:

	December 31,
	2023	2022
	(In thousands)
USA	$44,466	$43,191
EMEA	9,685	7,181
Other	455	583
Total long-lived assets, net	$54,606	$50,955

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-Chief Executive Officers (“co-CEOs”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2023. Based on such evaluation, our co-CEOs and CFO have concluded that as of December 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
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
Under the supervision and with the participation of our Co-CEOs and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2023.
Attestation Report of the Independent Registered Public Accounting Firm
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information
(a) Amended and Restated Bylaws

Effective March 7, 2024, the Board amended and restated the Company’s Amended and Restated Bylaws (as so amended and restated, the “Bylaws”) to (i) update certain provisions to reflect certain amendments to Delaware law, including with respect to meeting adjournment procedures; (ii) address matters relating to Rule 14a-19 (“universal proxy rules”) under the Exchange Act, including the requirement to certify compliance with the universal proxy rules; (iii) revise the procedures and disclosure requirements set forth in the Company’s advance notice provisions with respect to director nominations and business proposals (other than proposals submitted pursuant to Exchange Act Rule 14a-8); (iv) authorize the Board to prescribe rules for, and clarify the power of the chair to adjourn, a meeting of stockholders; (v) amend the quorum provision for stockholder meetings to clarify that the quorum requirement is consistent with that set forth in the Company’s certificate of incorporation; and (vi) make certain ministerial changes, clarifications, and other conforming revisions. The Bylaws are effective as of March 7, 2024, other than with respect to the advance notice provision for proposals of business set forth in Article I, Section 2 of the Bylaws, which will become effective on April 2, 2024, with the predecessor provision in the Company’s previous bylaws remaining in effect through April 1, 2024.

The foregoing summary is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is filed as Exhibit 3.3 to this Annual Report on Form 10-K and incorporated by reference herein.

2024 Annual Meeting Date

The Company has set June 13, 2024 as the date for its 2024 Annual Meeting of Stockholders.

(b) Trading Plan Arrangements
On November 14, 2023, Yaron Galai, Co-Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 250,000 shares of Outbrain Inc. common stock commencing on March 5, 2024 and expiring on December 31, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to the directors and executive officers of the Company, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as required by this Item 10, will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2024 annual meeting of stockholders pursuant to Regulation 14A not later than 120 days after December 31, 2023 (the “2024 Proxy Statement”), and such information is incorporated herein by reference.
The Company’s corporate governance policies and procedures, including the Code of Business Conduct and Ethics and Charters of the Committees of the Board are available, free of charge, on its website under the headings Investors/Governance at https://investors.outbrain.com/governance/documents-charters, or by writing to Outbrain Inc., 111 West 19th Street, New York, New York 10011, c/o Corporate Secretary. The Company’s Code of Business Conduct applies to all of its directors, officers and employees.
Item 11. Executive Compensation
Information relating to executive compensation and the Compensation Committee, as required by this Item 11, will be contained in the 2024 Proxy Statement, and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to certain beneficial ownership of certain stockholders and management, as well as certain other information required by this Item 12, will be contained in the 2024 Proxy Statement, and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to director independence and certain relationships and related transactions, as required by this Item 13, will be contained in the 2024 Proxy Statement, and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to fees paid to and services performed by KPMG LLP and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services, as required by this Item 14, will be contained in the 2024 Proxy Statement, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements	Page
Report of Independent Registered Public Accounting Firm	67
Consolidated Balance Sheets	68
Consolidated Statements of Operations	69
Consolidated Statements of Comprehensive Income (Loss)	70
Consolidated Statement of Stockholders' Equity (Deficit)	71
Consolidated Statements of Cash Flows	72
Notes to Consolidated Financial Statements	74
(a) (2) Financial Statement Schedules
None.
(a) (3) Exhibits
See the Exhibit Index of this Annual Report on Form 10-K

EXHIBIT INDEX

Exhibit No.	Description
3.1
Twelfth Amended and Restated Certificate of Incorporation of the Company, as currently in effect (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).

3.2
Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Form S-1/A filed with the SEC on July 20, 2021). (These bylaws have been superseded by the Amended and Restated Bylaws adopted effective March 7, 2024 with the exception of Article I, Section 2 which remains in effect through April 1, 2024.)

3.3*	Amended and Restated Bylaws of the Company, adopted effective March 7, 2024 (with the exception of Article I, Section 2 which will become effective on April 2, 2024).
4.1	Specimen stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).
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

10.3
First Amendment to the Second Amended Restated Loan and Security Agreement, dated July 18, 2023 by and between the Company and Silicon Valley Bank (a division of First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on August 8, 2023).

10.4†	2007 Omnibus Securities and Incentive Plan, as amended and restated, and foreign addenda (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed on June 29, 2021).
10.5†	2021 Long-Term Incentive Plan, and foreign addenda (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).
10.6†	Form of Restricted Stock Unit Agreement under the Outbrain Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 16, 2022).
10.7†
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

10.10†	Form of 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).

10.11
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

10.12	Note Repurchase Agreement, dated as of April 13, 2023, between the Company and Baupost (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 9, 2023).
21.1*	List of subsidiaries of the Company.
23.1*	Consent of KPMG LLP, independent registered public accountants.
24.1*	Power of attorney (included in signature page of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*❖	Certification of the Principal Executive Officers and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Outbrain Inc. Compensation Recovery Policy.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: March 8, 2024
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

Signatures	Title	Date

/s/ Yaron Galai	Co-Founder and Co-Chief Executive Officer and Chairman of the Board (principal executive officer)	March 8, 2024
Yaron Galai

/s/ David Kostman	Co-Chief Executive Officer and Director (principal executive officer)	March 8, 2024
David Kostman

/s/ Jason Kiviat	Chief Financial Officer (principal financial officer)	March 8, 2024
Jason Kiviat

/s/ Wenkai Bradshaw	Chief Accounting Officer and SVP, Corporate Controller (principal accounting officer)	March 8, 2024
Wenkai Bradshaw

/s/Yoni Cheifetz	Director	March 8, 2024
Jonathan (Yoni) Cheifetz

/s/Nithya B. Das	Director	March 8, 2024
Nithya B. Das

/s/Shlomo Dovrat	Director	March 8, 2024
Shlomo Dovrat

/s/ Kate Taneyhill Jhaveri	Director	March 8, 2024
Kate Taneyhill Jhaveri

/s/Yaffa Krindel	Director	March 8, 2024
Yaffa Krindel

/s/Arne Wolter	Director	March 8, 2024
Arne Wolter