Form 10-Q
period 2024-03-31
Outbrain Inc.
filed 2024-05-09
CIK 1454938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of April 30, 2024, Outbrain Inc. had 48,842,763 shares of common stock outstanding.

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
•factors that affect advertising demand and spending, such as the continuation or worsening of unfavorable economic or business conditions or downturns, instability or volatility in financial markets, and other events or factors outside of our control, such as U.S. and global recession concerns, geopolitical concerns, including the ongoing wars between Ukraine-Russia and Israel-Hamas, supply chain issues, inflationary pressures, labor market volatility, bank closures or disruptions, the impact of challenging economic conditions and other factors that have and may further impact advertisers’ ability to pay;
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
•the timing and execution of any cost-saving measures and the impact on our business or strategy; and
•the risks described in the section entitled “Risk Factors” in the Annual Report on Form 10-K filed for the year ended December 31, 2023 and elsewhere in this Report.
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

Part I Financial Information
Item 1. Financial Statements
OUTBRAIN INC.
Condensed Consolidated Balance Sheets
(In thousands, except for number of shares and par value)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$71,362	$70,889
Short-term investments in marketable securities	91,909	94,313
Accounts receivable, net of allowances	156,392	189,334
Prepaid expenses and other current assets	38,997	47,240
Total current assets	358,660	401,776
Non-current assets:
Long-term investments in marketable securities	68,349	65,767
Property, equipment and capitalized software, net	41,736	42,461
Operating lease right-of-use assets, net	17,113	12,145
Intangible assets, net	19,516	20,396
Goodwill	63,063	63,063
Deferred tax assets	38,346	38,360
Other assets	19,875	20,669
TOTAL ASSETS	$626,658	$664,637

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$139,763	$150,812
Accrued compensation and benefits	19,055	18,620
Accrued and other current liabilities	95,594	119,703
Deferred revenue	6,987	8,486
Total current liabilities	261,399	297,621
Non-current liabilities:
Long-term debt	118,000	118,000
Operating lease liabilities, non-current	14,237	9,217
Other liabilities	16,094	16,735
TOTAL LIABILITIES	$409,730	$441,573

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock, par value of $0.001 per share − one billion shares authorized; 61,915,671 shares issued and 49,091,230 shares outstanding as of March 31, 2024; 61,567,520 shares issued and 49,726,518 shares outstanding as of December 31, 2023.	62	62
Preferred stock, par value of $0.001 per share − 100,000,000 shares authorized, none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	471,593	468,525
Treasury stock, at cost − 12,824,441 shares as of March 31, 2024 and 11,841,002 shares as of December 31, 2023	(71,704)	(67,689)
Accumulated other comprehensive loss	(9,200)	(9,052)
Accumulated deficit	(173,823)	(168,782)
TOTAL STOCKHOLDERS’ EQUITY	216,928	223,064
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$626,658	$664,637

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Operations
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$216,964	$231,774
Cost of revenue:
Traffic acquisition costs	164,810	179,576
Other cost of revenue	10,559	11,043
Total cost of revenue	175,369	190,619
Gross profit	41,595	41,155
Operating expenses:
Research and development	9,193	9,311
Sales and marketing	23,784	25,748
General and administrative	15,215	15,406
Total operating expenses	48,192	50,465
Loss from operations	(6,597)	(9,310)
Other income (expense), net:
Interest expense	(937)	(1,867)
Interest income and other income, net	1,405	3,860
Total other income, net	468	1,993
Loss before benefit from income taxes	(6,129)	(7,317)
Benefit from income taxes	(1,088)	(1,712)
Net loss	$(5,041)	$(5,605)

Weighted average shares outstanding:
Basic	49,265,012	51,435,289
Diluted	49,265,012	51,435,289

Net loss per common share:
Basic	$(0.10)	$(0.11)
Diluted	$(0.10)	$(0.11)

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(5,041)	$(5,605)
Other comprehensive income (loss):
Foreign currency translation adjustments	98	(1,220)
Unrealized (losses) gains on available-for-sale investments in debt securities (net of taxes of $74 and $(123) for the three months ended March 31, 2024 and 2023, respectively)	(246)	420
Total other comprehensive loss	(148)	(800)
Comprehensive loss	$(5,189)	$(6,405)
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except for number of shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2024	61,567,520	$62	$468,525	(11,841,002)	$(67,689)	$(9,052)	$(168,782)	$223,064
Vesting of restricted stock units, net of shares withheld for taxes	348,151	—		(37,492)	(153)	—	—	(153)
Shares repurchased under the share repurchase program	—	—	—	(945,947)	(3,862)	—	—	(3,862)
Stock-based compensation	—	—	3,068	—	—	—	—	3,068
Other comprehensive loss	—	—	—	—	—	(148)	—	(148)
Net loss	—	—	—	—	—	—	(5,041)	(5,041)
Balance – March 31, 2024	61,915,671	$62	$471,593	(12,824,441)	$(71,704)	$(9,200)	$(173,823)	$216,928

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2023	60,175,020	$60	$455,831	(7,948,275)	$(49,168)	$(9,913)	$(179,024)	$217,786
Vesting of restricted stock units, net of shares withheld for taxes	281,469	—	—	(48,202)	(213)	—	—	(213)
Shares repurchased under the share repurchase program	—	—	—	(1,313,073)	(6,142)	—	—	(6,142)
Stock-based compensation	—	—	2,895	—	—	—	—	2,895
Other comprehensive loss	—	—	—	—	—	(800)	—	(800)
Net loss	—	—	—	—	—	—	(5,605)	(5,605)
Balance – March 31, 2023	60,456,489	$60	$458,726	(9,309,550)	$(55,523)	$(10,713)	$(184,629)	$207,921

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,041)	$(5,605)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,639	1,704
Amortization of capitalized software development costs	2,409	2,641
Amortization of intangible assets	852	1,596
Amortization of discount on marketable securities	(642)	(1,241)
Stock-based compensation	2,927	2,611
Non-cash operating lease expense	1,195	1,146
Provision for credit losses	1,693	2,639
Deferred income taxes	(174)	(437)
Other	338	(1,054)
Changes in operating assets and liabilities:
Accounts receivable	30,398	(1,478)
Prepaid expenses and other current assets	7,262	4,598
Accounts payable and other current liabilities	(31,875)	(28,017)
Operating lease liabilities	(1,205)	(1,138)
Deferred revenue	(1,471)	(317)
Other non-current assets and liabilities	300	1,874
Net cash provided by (used in) operating activities	8,605	(20,478)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of cash acquired	(181)	(285)
Purchases of property and equipment	(1,335)	(3,749)
Capitalized software development costs	(2,627)	(2,853)
Purchases of marketable securities	(31,578)	(32,762)
Proceeds from maturities of marketable securities	31,492	35,615
Other	—	(5)
Net cash used in investing activities	(4,229)	(4,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock repurchases and share withholdings on vested awards	(4,015)	(6,355)
Principal payments on finance lease obligations	(255)	(509)
Payment of contingent consideration liability up to acquisition-date fair value	—	(547)
Net cash used in financing activities	(4,270)	(7,411)

Effect of exchange rate changes	363	(436)

Net increase (decrease) in cash, cash equivalents and restricted cash	469	(32,364)
Cash, cash equivalents and restricted cash — Beginning	71,079	105,765
Cash, cash equivalents and restricted cash — Ending	$71,548	$73,401

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$71,362	$73,214
Restricted cash, included in other assets	$186	$187
Total cash, cash equivalents, and restricted cash	$71,548	$73,401

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Three Months Ended March 31,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$2,133	$2,313
Cash paid for interest	$1,815	$3,581

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable	$418	$820
Operating lease right-of-use assets obtained in exchange for lease obligations	$6,055	$1,339
Acquisition consideration payable	$—	$285
Stock-based compensation capitalized for software development costs	$141	$284

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
Outbrain is a leading technology platform that drives business results by connecting media owners and advertisers with engaged audiences to drive business outcomes across the Open Internet. The Company’s platform provides advertisements on media owners’ online properties. The Company generates revenue from advertisers through consumer engagements with advertisements that it delivers across a variety of third-party media owners’ online properties. The Company pays traffic acquisition costs to its media owner partners on whose digital properties the advertisements are shown. The Company’s advertiser solutions are mainly priced using a performance-based model based on the actual number of engagements generated by consumers, which is highly dependent on its ability to generate trustworthy and interesting advertisements to individual consumers based on its proprietary algorithms. A portion of the Company’s revenue is generated through advertisers participating in programmatic auctions wherein the pricing is determined by the auction results and not dependent on consumer engagement.
Basis of Presentation
The accompanying condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 8, 2024 (“2023 Form 10-K”).
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
The Company generally does not require collateral to secure accounts receivable, with the exception of certain customers with higher potential credit risk who are required to prepay for their campaigns. No single advertiser accounted for 10% or more of the Company’s total revenue for the three months ended March 31, 2024 or 2023, or 10% or more of its gross accounts receivable balance as of March 31, 2024 and December 31, 2023.
During the three months ended March 31, 2024 and 2023, none of the Company’s media owners accounted for 10% of its total traffic acquisition costs.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Segment Information
The Company has one operating and reporting segment. The Company’s chief operating decision maker is its Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis.
New Accounting Pronouncements
Under the JOBS Act, the Company meets the definition of an emerging growth company (“EGC”) and can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards would otherwise apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the Company is no longer an EGC or until the Company affirmatively and irrevocably opts out of the extended transition period.
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
See Note 1 to the Company’s audited consolidated financial statements for the year ended December 31, 2023 in the Company’s 2023 Form 10-K for a complete disclosure of the Company’s significant accounting policies.
2. Revenue Recognition
The following table presents total revenue based on where the Company’s advertisers are physically located:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
USA	$59,409	$72,216
Europe, the Middle East and Africa (EMEA)	135,819	133,754
Other	21,736	25,804
Total revenue	$216,964	$231,774
Contract Balances. There were no contract assets as of March 31, 2024 or December 31, 2023. Contract liabilities primarily relate to advance payments and consideration received from customers. As of March 31, 2024 and December 31, 2023, the Company’s contract liabilities were recorded as deferred revenue in its condensed consolidated balance sheets.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. Investments in Marketable Securities
All of the Company’s debt securities are classified as available-for-sale. The Company’s cash equivalents and investments as of March 31, 2024 and December 31, 2023 consisted of the following:

		March 31, 2024
(In thousands)	Fair Value Level	Amortized cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments	Long-term investments
Money market funds	1	$13,238	$—	$—	$13,238	$13,238	$—	$—
U.S. Treasuries	2	15,007	—	(15)	14,992	6,576	8,416	—
U.S. government bonds	2	41,070	9	(124)	40,955	—	22,818	18,137
Commercial paper	2	13,197	1	(14)	13,184	1,499	11,685	—
U.S. Corporate bonds	2	99,395	75	(268)	99,202	—	48,990	50,212
Total cash equivalents and investments		$181,907	$85	$(421)	$181,571	$21,313	$91,909	$68,349

		December 31, 2023
(In thousands)	Fair Value Level	Amortized cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments	Long-term investments
Money market funds	1	$15,355	$—	$—	$15,355	$15,355	$—	$—
U.S. Treasuries	2	14,977	1	(29)	14,949	3,497	11,452	—
U.S. government bonds	2	39,048	40	(114)	38,974	—	20,762	18,212
Commercial paper	2	9,422	11	(3)	9,430	—	9,430	—
U.S. Corporate bonds	2	100,146	275	(197)	100,224	—	52,669	47,555
Total cash equivalents and investments		$178,948	$327	$(343)	$178,932	$18,852	$94,313	$65,767
___________________________
(1) The amortized cost of debt securities excludes accrued interest of $1.5 million and $1.4 million, respectively, as of March 31, 2024 and December 31, 2023.
The following table presents the fair value of the Company’s available-for-sale securities by contractual maturity:

March 31, 2024
(In thousands)
Within 1 year	$113,222
After 1 year through 3 years	68,349
Total fair value	$181,571
The following table presents the fair value of investments and gross unrealized losses recorded in other comprehensive loss, by investment category and the length of time the securities have been in a continuous loss position:

	March 31, 2024
	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$12,291	$(4)	$2,701	$(11)	$14,992	$(15)
U.S. government bonds	23,948	(75)	11,589	(49)	35,537	(124)
Commercial paper	9,757	(14)	—	—	9,757	(14)
U.S. Corporate bonds	49,786	(195)	18,396	(73)	68,182	(268)
Total	$95,782	$(288)	$32,686	$(133)	$128,468	$(421)

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of March 31, 2024 and December 31, 2023.

4. Goodwill and Intangible Assets
The Company’s goodwill balance as of March 31, 2024 and December 31, 2023 was $63.1 million. The Company has not recorded any accumulated impairments of goodwill.
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows:

	March 31, 2024
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	8.0 years	$18,411	$(11,213)	$7,198
Customer relationships	5.0 years	5,882	(5,477)	405
Publisher relationships	8.0 years	18,791	(11,018)	7,773
Trade names	8.8 years	5,290	(1,910)	3,380
Content provider relationships	5.0 years	284	(127)	157
Other	15.8 years	898	(295)	603
Total intangible assets, net		$49,556	$(30,040)	$19,516

	December 31, 2023
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	8.0 years	$18,410	$(10,900)	$7,510
Customer relationships	5.0 years	5,972	(5,530)	442
Publisher relationships	8.0 years	18,973	(10,863)	8,110
Trade names	8.8 years	5,326	(1,779)	3,547
Content provider relationships	5.0 years	284	(113)	171
Other	15.8 years	898	(282)	616
Total intangible assets, net		$49,863	$(29,467)	$20,396
No impairment charges were recorded for the Company’s intangible assets subject to amortization during the three months ended March 31, 2024 and 2023.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2024, estimated amortization related to the Company’s identifiable acquisition-related intangible assets in future periods was as follows:

Amount
(In thousands)
2024	$2,599
2025	3,466
2026	3,466
2027	3,111
2028	3,062
Thereafter	3,812
Total	$19,516
5. Balance Sheet Components
Accounts Receivable and Allowance for Credit Losses
Accounts receivable, net of allowance for credit losses consists of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Accounts receivable	$167,979	$199,714
Allowance for credit losses	(11,587)	(10,380)
Accounts receivable, net of allowance for credit losses	$156,392	$189,334
The allowance for credit losses consists of the following activity:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
	(In thousands)
Allowance for credit losses, beginning balance	$10,380	$5,512
Provision for credit losses	1,645	8,220
Write-offs	(438)	(3,352)
Allowance for credit losses, ending balance	$11,587	$10,380
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Prepaid traffic acquisition costs	$22,046	$26,398
Prepaid taxes	7,070	11,371
Prepaid software licenses	3,342	2,224
Other prepaid expenses and other current assets	6,539	7,247
Total prepaid expenses and other current assets	$38,997	$47,240

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consists of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Capitalized software development costs	$81,016	$78,389
Computer and equipment	62,134	61,529
Leasehold improvements	3,301	3,300
Software	3,243	3,221
Furniture and fixtures	1,091	1,098
Property, equipment, and capitalized software, gross	150,785	147,537
Less: accumulated depreciation and amortization	(109,049)	(105,076)
Total property, equipment and capitalized software, net	$41,736	$42,461
Accrued and Other Current Liabilities
Accrued and other current liabilities consists of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Accrued traffic acquisition costs	$58,270	$75,870
Accrued agency commissions	12,103	12,376
Accrued tax liabilities	11,504	15,596
Operating lease obligations, current	3,621	3,684
Accrued professional fees	3,330	3,261
Interest payable	753	1,566
Other	6,013	7,350
Total accrued and other current liabilities	$95,594	$119,703
In addition to accrued traffic acquisition costs, accounts payable includes $127.9 million and $137.6 million of traffic acquisition costs as of March 31, 2024 and December 31, 2023, respectively.
6. Fair Value Measurements
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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	March 31, 2024
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$13,238	$168,669	$—	$181,907
Restricted time deposit (2)	—	186	—	186
Severance pay fund deposits (2)	—	4,809	—	4,809
Foreign currency forward contract (3)	—	513	—	513
Total financial assets	$13,238	$174,177	$—	$187,415
Financial Liabilities:
Foreign currency forward contract (4)	—	266	—	266
Total financial liabilities	$—	$266	$—	$266

	December 31, 2023
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$15,355	$163,577	$—	$178,932
Restricted time deposit (2)	—	190	—	190
Severance pay fund deposits (2)	—	4,901	—	4,901
Foreign currency forward contract (3)	—	1,254	—	1,254
Total financial assets	$15,355	$169,922	$—	$185,277
Financial Liabilities:
Foreign currency forward contract (4)	—	106	—	106
Total financial liabilities	$—	$106	$—	$106
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
By entering into foreign currency forward contracts, the Company is exposed to a potential credit risk that the counterparty to its contracts will fail to meet its contractual obligations. If a counterparty fails to perform, the Company’s maximum credit risk exposure would be the positive fair value of the foreign currency forward contracts, or any asset balance, which represents the amount the counterparty owes to the Company. In order to mitigate the counterparty risk, the Company performs an evaluation of its counterparty credit worthiness, and its forward contracts have a term of no more than 12 months. During the three months ended March 31, 2024 and 2023, the Company recognized net losses of $0.9 million and $0.1 million, respectively, within interest income and other income (expense), net in its condensed consolidated statements of operations, related to mark-to-market adjustments on its undesignated foreign currency forward contacts.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The 2.95% Convertible Senior Notes due 2026 (“Convertible Notes”) are recorded within long-term debt on the Company’s condensed consolidated balance sheets at their carrying value, which may differ from their fair value. The fair value of Convertible Notes is estimated using external pricing data, including any available market data for other debt instruments with similar characteristics. The following table summarizes the carrying value and the estimated fair value of the Convertible Notes, based on Level II measurements of the fair value hierarchy:

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Convertible Notes	$118,000	$96,583	$118,000	$95,958
See Note 8 for additional information relating to the Convertible Notes.
7. Leases
The Company leases certain equipment and computers under finance lease arrangements, as well as office facilities and managed data center facilities under non-cancelable operating lease arrangements for its U.S. and international locations that expire on various dates through 2032.
The following table summarizes assets and liabilities related to the Company’s operating and finance leases:

	Condensed Consolidated Balance Sheets Location	March 31, 2024	December 31, 2023
		(In thousands)
Lease assets:
Operating leases	Operating lease right-of-use assets, net	$17,113	$12,145
Finance leases	Property, equipment and capitalized software, net	6	226
Total lease assets		$17,119	$12,371

Lease liabilities:
Current liabilities:
Operating leases	Accrued and other current liabilities	$3,621	$3,684
Finance leases	Accrued and other current liabilities	7	254
Non-current liabilities:
Operating leases	Operating lease liabilities, non-current	14,237	9,217
Finance leases	Other liabilities	—	—
Total lease liabilities		$17,865	$13,155
The following table presents the components of the Company’s total lease expense:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Operating lease cost
Fixed lease costs (1)	$1,195	$1,146
Variable lease costs (2)	131	32
Short-term lease costs (1)	115	139
Finance lease cost:
Depreciation (3)	220	464
Interest (4)	3	34
Total lease cost	$1,664	$1,815
_______________________________________________________________
(1)Recorded within cost of revenue and operating expenses.
(2)Recorded within operating expenses.
(3)Recorded within cost of revenue.
(4)Recorded within interest expense.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2024, the maturities of the Company’s lease liabilities under operating and finance leases were as follows:

Year	Operating Leases	Finance Leases
	(In thousands)
Remainder of 2024	$3,727	$7
2025	4,845	—
2026	4,226	—
2027	3,784	—
2028	2,442	—
Thereafter	3,595	—
Total minimum payments required	$22,619	$7
Less: imputed interest	(4,761)	—
Total present value of lease liabilities	$17,858	$7
8. Long-Term Debt
Convertible Notes
As of each of March 31, 2024 and December 31, 2023, the Company had $118.0 million principal amount of Convertible Notes outstanding, pursuant to an indenture, dated as of July 27, 2021 (the “Indenture”), between the Company and The Bank of New York Mellon, as trustee. The Convertible Notes mature on July 27, 2026, unless earlier converted, redeemed, or repurchased.
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
See Note 9 to the Company’s 2023 Annual Report on Form 10-K for additional information relating to the Company’s Convertible Notes, including the redemption and conversion provisions.
Revolving Credit Facility
The Company’s First Amendment to the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, a division of First Citizens Bank & Trust Company, provides, subject to borrowing availability and certain other conditions, for revolving loans in an aggregate principal amount of up to $75.0 million (the “Facility”), with a $15.0 million sub-facility for letters of credit. The Company’s borrowing availability under the Facility is calculated by reference to a borrowing base which is determined by specified percentages of eligible accounts receivable. The Facility will terminate on the earlier of (i) November 2, 2026 or (ii) 120 days prior to the maturity date of the Convertible Notes, unless all of the Convertible Notes have been converted to common equity securities of the Company.
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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company was in compliance with all of the related financial covenants as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company had no borrowings outstanding under the 2021 Revolving Credit Facility and its available borrowing capacity was $58.1 million and $75.0 million, respectively, based on the defined borrowing formula. Other assets in the Company’s condensed consolidated balance sheets as each of March 31, 2024 and December 31, 2023 included deferred financing costs of $0.3 million, which are being amortized over the term of the Facility.
9. Income Taxes
The Company’s interim provision for (benefit from) income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income, and adjusted for the tax effects of any discrete items. The Company’s effective tax rates for the three months ended March 31, 2024 and 2023, were 17.8% and 23.4%, respectively. The Company’s effective tax rate for the three months ended March 31, 2024 was lower than the United States federal statutory tax rate of 21%, primarily due to a deduction related to foreign-derived intangible income, partially offset by the tax impact related to the profitability of non-U.S. jurisdictions and certain non-deductible stock-based compensation expenses. The Company’s effective tax rate for the three months ended March 31, 2023 was higher than the U.S. federal statutory tax rate of 21%, primarily due to certain non-deductible stock-based compensation expenses partially offset by a deduction related to foreign-derived intangible income.
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
11. Stockholders’ Equity
Share Repurchases
On December 14, 2022, the Company’s Board of Directors (the “Board”) approved a new share repurchase program, authorizing the Company to repurchase up to $30 million of its common stock, par value $0.001 per share, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The repurchase program may be commenced, suspended, or terminated at any time by the Company at its discretion without prior notice.
The following is a summary of the Company’s share repurchase activity under its share repurchase program for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(In thousands, except share information)
Shares repurchased	945,947	1,313,073
Fair value of shares repurchased	$3,862	$6,142

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2024, the remaining availability under the Company’s $30 million share repurchase program was $8.6 million. Commission costs associated with share repurchases and excise taxes accrued as a result of the Inflation Reduction Act of 2022 do not reduce the remaining authorized amount under the repurchase programs.
In addition, the Company may periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of the Company’s equity incentive plans and the underlying award agreements. During the three months ended March 31, 2024 and 2023, the Company withheld 37,492 and 48,202 shares, respectively, with a fair value of $0.2 million and $0.2 million, respectively, to satisfy the employee tax withholding obligations.
The following table details the changes in accumulated other compressive loss, net of tax:

	Foreign Currency Translation Loss	Unrealized Loss on Investments in Marketable Securities	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance–December 31, 2023	$(9,039)	$(13)	$(9,052)
Other comprehensive income (loss), net of tax	98	(246)	(148)
Balance–March 31, 2024	$(8,941)	$(259)	$(9,200)
There were no amounts reclassified from AOCI to earnings during any of the periods presented.
12. Stock-based Compensation
Equity Incentive Plans
In July 2021, the Board and the Company’s stockholders approved the 2021 Long-Term Incentive Plan (the “2021 Plan”), which may be used to grant, among other award types, stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”). The number of shares of common stock reserved for future issuance under the 2021 Plan will be increased pursuant to provisions for annual automatic evergreen increases. The Company’s previous awards issued under its 2007 Omnibus Securities and Incentive Plan, as amended and restated on January 21, 2009 (“2007 Plan”), remain subject to the 2007 Plan. As of March 31, 2024, 8,727,382 and 827,216 shares were available for grant under the 2021 Plan and the 2007 Plan, respectively. The Company generally issues new shares for stock option exercises and vesting of RSUs.
The Company recognizes stock-based compensation expense for stock-based awards based on the estimated fair value of the awards. The Company estimates the fair value of its stock option awards on the grant date using the Black-Scholes option pricing model. The fair value of RSUs and PSUs is based on the fair value of the Company’s common stock on the date of grant, as adjusted based on achievement of any performance conditions. The Company accounts for forfeitures as they occur.
The following table summarizes stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Research and development	$713	$502
Sales and marketing	1,067	1,026
General and administrative	1,147	1,083
Total stock-based compensation	$2,927	$2,611
As of March 31, 2024, the Company’s remaining unrecognized stock-based compensation expense was $0.7 million for unvested stock options and $20.2 million for unvested RSUs.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes stock option and RSU activity for the three months ended March 31, 2024:

	Stock Options (1)	RSUs (2)
Outstanding—December 31, 2023	2,409,553	3,507,083
Granted	—	100,191
Exercised/Vested	—	(348,151)
Forfeited	(54,282)	(46,475)
Outstanding—March 31, 2024	2,355,271	3,212,648
____________________
(1) Includes 2,861 SARs, which are accounted for as liability awards.
(2) Includes 90,000 performance-based RSUs issued in 2023 with a grant date fair value of $4.82 per share.
The weighted average grant date fair value of service-based RSUs granted during the three months ended March 31, 2024 was $3.85 per share.
Stock-Based Awards Granted Outside of Equity Incentive Plans
Warrants
The Company issued equity-classified warrants to purchase shares of common stock to certain third-party advisors, consultants, and financial institutions, which expire between November 2024 and September 2026. As of March 31, 2024 and December 31, 2023, 188,235 warrants were outstanding and exercisable with a weighted average exercise price of $7.57.
Employee Stock Purchase Plan
As of March 31, 2024, approximately 2,849,545 shares of the Company’s common stock have been reserved for issuance under the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”), which is subject to annual automatic evergreen increases. There have been no shares purchased under the ESPP as it is not yet active.
See Note 13 to the Company’s 2023 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.
13. Net Loss Per Common Share
The following table presents the computation of the Company’s basic and diluted loss per share:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Numerator:
Net loss	$(5,041)	$(5,605)

Denominator:
Weighted-average shares - basic and diluted	49,265,012	51,435,289

Net loss per share:
Basic	$(0.10)	$(0.11)
Diluted	$(0.10)	$(0.11)

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following weighted-average shares have been excluded from the calculation of diluted net loss per share for each period presented because they are anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Convertible debt	4,720,000	9,440,000
Options to purchase common stock	2,395,550	2,611,077
Warrants	188,235	188,235
Restricted stock units	3,418,466	2,435,522
Total shares excluded from diluted loss per share	10,722,251	14,674,834

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2024 (“2023 Form 10-K”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations, and involve risks and uncertainties that could cause actual results, events, or circumstances to differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to these differences include those incorporated by reference in Part II, Item 1A “Risk Factors” in this Report as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed below and elsewhere in this Report, including under the caption “Note About Forward-Looking Statements.”
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
The following is a summary of our performance for the periods presented:
•Our revenue was $217.0 million in the three months ended March 31, 2024, compared to $231.8 million in the three months ended March 31, 2023.
•Our gross profit was $41.6 million and our gross margin was 19.2% for the three months ended March 31, 2024, compared to gross profit of $41.2 million and gross margin of 17.8% for the comparable period in 2023.
•Our Ex-TAC Gross Profit(1) remained flat at $52.2 million in each of the three months ended March 31, 2024 and 2023.
•Our net loss was $5.0 million, or (12.1)% of gross profit, in the three months ended March 31, 2024, compared to net loss of $5.6 million, or (13.6)% of gross profit, for the comparable period in 2023.
•Our Adjusted EBITDA(1) was $1.4 million for the three months ended March 31, 2024, compared to $0.7 million for the three months ended March 31, 2023. Adjusted EBITDA(1) was 2.7% and 1.3% of Ex-TAC Gross Profit(1) in the three months ended March 31, 2024 and 2023, respectively.
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
In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and the kidnapping of civilians and soldiers. In response, Israel’s security cabinet declared war against Hamas and a military campaign against this terrorist organization commenced in parallel to their continued rocket and terror attacks. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization). Furthermore, the Houthi movement, which controls parts of Yemen, launched several attacks on marine vessels traversing the Red Sea, which were thought either to be in route toward Israel or to be owned by Israeli persons. The Red Sea is a vital maritime route for international trade traveling to or from Israel, and in response to the Houthi movement’s attacks, coalition forces led by the United States and Great Britain have targeted sites in Yemen. In addition, Iran launched attacks on specific targets in Israel and indicated that it may continue to do so in the future. It is possible that hostilities with Hezbollah in Lebanon and with Iran will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries will join or intensify the hostilities and these clashes may escalate in the future into a greater regional conflict.
The draft of Israeli military reservists, as well as the evacuation of Israeli citizens from areas near conflict zones have adversely affected our employees impacted by such actions. In addition, future government-imposed restrictions and precautions in response to such conflicts may negatively impact our employees, management and directors by interrupting their ability to effectively perform their roles and responsibilities. In addition, further hostilities involving Israel, possible damage to facilities and infrastructure, increased cyber attacks, the interruption or curtailment of trade between Israel and its trading partners, and/or the willingness to do business with companies with operations in Israel, as well as macroeconomic indications of deterioration of Israel’s economic standing as reflected in the downgrading in Israel's credit rating by rating agencies that took place in parallel to these events, could adversely affect our business, financial condition and results of operations and could make it more difficult for us to raise capital. The intensity and duration of Israel’s current war against Hamas and the other terror organizations is difficult to predict and we are continuing to monitor the situation and assessing its potential impact on our business.

We cannot attribute the impact of the current trends in advertising demand to any particular factor, including the Israel-Hamas War, and cannot predict the impact if the war continues or escalates further. See Item 1A “Risk Factors” included in our 2023 Annual Report for more information regarding certain risks associated with the Israel-Hamas conflict.
Macroeconomic Environment
General worldwide economic conditions have recently experienced significant instability, as well as volatility and disruption in the financial markets, resulting from factors including the effects of the wars between Russia-Ukraine and Israel-Hamas, bank closures, and general economic uncertainty. The current macroeconomic environment, with variables such as inflation, increased interest rates, bank disruptions, recessionary concerns, bankruptcies, currency exchange rate fluctuations, global supply chain disruptions, and labor market volatility, has negatively impacted our advertisers. Accordingly, these conditions have adversely impacted our business and could, if they continue or worsen, adversely impact us in the future, including if our advertisers were to reduce or further reduce their advertising spending as a result of any of these factors. We continue to monitor our operations, and the operations of those in our ecosystem (including media partners, advertisers, and agencies). These conditions make it difficult for us, our media partners, advertisers, and agencies to accurately forecast and plan future business activities and could cause a further reduction or delay in overall advertising demand and spending or impact our advertisers’ ability to pay, which would negatively impact our business, financial condition, and results of operations.
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
We calculate media partner net revenue retention at the end of each quarter by starting with revenue generated on media partners’ properties during the same period in the prior year, “Prior Period Retention Revenue.” We then calculate the revenue generated on these same media partners’ properties in the current period, “Current Period Retention Revenue.” Current Period Retention Revenue reflects any expansions within the media partner relationships, such as any additional placements or properties on which we extend our recommendations, as well as contraction or attrition. Our media partner net revenue retention in a quarter equals the Current Period Retention Revenue divided by the Prior Period Retention Revenue. To calculate media partner net revenue retention for year-to-date and annual periods, we sum the quarterly Current Period Retention Revenue and divide it by the sum of the quarterly Prior Period Retention Revenue. These amounts exclude certain revenue adjustments and revenue recognized on a net basis. Our media partner net revenue retention was approximately 89% for the three months ended March 31, 2024.
Our growth also depends on our ability to secure partnerships with new media partners. New media partners are defined as those relationships in which revenue was not generated in the prior period, except for limited instances where residual revenue was generated on a media partner’s properties. In such instances, the residual revenue would be excluded from net revenue retention above. Revenue generated on new media partners’ properties contributed approximately 5% to revenue growth for the three months ended March 31, 2024.
User Engagement with Relevant Media and Advertising Content
Driving attention and engagement is the key pillar of our platform that drives value for consumers, media partners, and advertisers. Our AI prediction algorithm manages this dynamic, matching consumers with editorial and advertiser experiences that will deliver attention and engagement across the Open Internet. We believe that the user experience has a profound impact on long term user behavior patterns and thus “compounds” over time, improving our long-term monetization prospects. This principle guides our behavior, and as a result, we do not focus on the price of ads, nor on maximizing such prices, as key performance indicators for the business. We strive to compound consumer attention and engagement, continually enhancing value for both advertisers and media owners.

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
Industry Dynamics
Our business depends on the overall demand for digital advertising, on the continuous success of our current and prospective media partners, and on general market conditions. Digital advertising is a rapidly growing industry, with growth that has outpaced the growth of the broader advertising industry. Content consumption continues to shift online, requiring media owners to adapt in order to successfully attract, engage and monetize their consumers. The soaring volume of online content, amplified by the latest generative AI innovations, has made content curation tools even more essential for consumers and media owners alike.
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
Regulators across most developed markets are increasingly focused on enacting and enforcing user privacy rules as well as exerting tighter oversight on the major “walled garden” platforms. Industry participants have recently been, and likely will continue to be, impacted by changes implemented by platform leaders, such as Apple’s change to its Identifier for Advertisers policy and Google’s evolving roadmap pertaining to the use of third-party cookies within its Chrome web browser. See Item 1A, “Risk Factors'' in our 2023 Form 10-K for additional information regarding changing industry dynamics with respect to industry participants and the regulatory environment. Given our focus on context and engagement, the depth and length of our media partner relationships, and our scale, we believe that we are well positioned in the long-term to address and potentially benefit from many of these industry dynamics. Additionally, we are confident that our strength in delivering engagement and clear outcomes for advertisers, built on our proprietary AI prediction engine, aligns well with the ongoing market shift towards increased accountability and expectations of ROAS from digital advertising spend.
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
The amount of revenue that we generate depends on the level of demand from advertisers on our media partners’ properties. We generate higher revenue at times of high demand, which is also impacted by seasonal factors. For any given marketing campaign, the advertiser has the ability to adjust its price in real time and set a maximum spend. This allows advertisers to adjust the estimated ad spend attributable to the particular campaign. Due to the measurable performance that our advertisers achieve with us, a portion of our advertisers increase their level of spend with us over time as long as their ROAS objectives are met.
Our agreements with advertisers provide them with considerable flexibility to modify their overall budget, price (cost-per-click or cost-per-impression), and the ads they wish to deliver on our platform.
Traffic Acquisition Costs
We define traffic acquisition costs (“TAC”) as amounts owed to media partners for their share of the revenue we generated on their properties. We incur traffic acquisition costs in the period in which the revenue is recognized. Traffic acquisition costs are based on the media partners’ revenue share or, in some circumstances, based on a guaranteed minimum rate of payment from us in exchange for guaranteed placement of our ads on specified portions of the media partner’s digital properties. These guaranteed rates are typically provided per thousand qualified page views, whereas our minimum monthly payment to the media partner may fluctuate based on how many qualified page views the media partner generates, generally subject to a maximum guarantee. As such, traffic acquisition costs may not correlate with fluctuations in revenue, and our rates may remain fixed even with a decrease in revenue. Traffic acquisition costs also include amounts payable to programmatic supply partners.
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

General and Administrative.  General and administrative expenses consist primarily of personnel and the related overhead costs, professional fees, facilities costs, insurance, and certain taxes other than income taxes. General and administrative personnel costs include, among others, our executive, finance, human resources, information technology and legal functions. Our professional service fees consist primarily of accounting, audit, tax, legal, information technology and other consulting costs, including our compliance with Sarbanes-Oxley Act requirements.
Other Income, Net
Other income, net is comprised of interest expense, and interest income and other income (expense), net.
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

Results of Operations
We have one operating segment, which is also our reportable segment. The following tables set forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Condensed Consolidated Statements of Operations:
Revenue	$216,964	$231,774
Cost of revenue:
Traffic acquisition costs	164,810	179,576
Other cost of revenue	10,559	11,043
Total cost of revenue	175,369	190,619
Gross profit	41,595	41,155
Operating expenses:
Research and development	9,193	9,311
Sales and marketing	23,784	25,748
General and administrative	15,215	15,406
Total operating expenses	48,192	50,465
Loss from operations	(6,597)	(9,310)
Other income (expense), net:
Interest expense	(937)	(1,867)
Interest income and other income, net	1,405	3,860
Total other income, net	468	1,993
Loss before benefit from income taxes	(6,129)	(7,317)
Benefit from income taxes	(1,088)	(1,712)
Net loss	$(5,041)	$(5,605)

Other Financial Data:
Research and development as % of revenue	4.2%	4.0%
Sales and marketing as % of revenue	11.0%	11.1%
General and administrative as % of revenue	7.0%	6.6%

Ex-TAC Gross Profit (1)	$52,154	$52,198
Adjusted EBITDA(1)	$1,397	$695
______________________
(1)Ex-TAC Gross Profit and Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most comparable GAAP financial measures.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Revenue
Revenue decreased $14.8 million, or 6.4%, to $217.0 million for the three months ended March 31, 2024 from $231.8 million for the three months ended March 31, 2023. Our revenue decreased approximately $26 million due to net revenue retention of 89% on existing media partners, as we have experienced weaker demand on our platform, reflecting the current macroeconomic conditions and the related impact on advertising spend, as well as lower ad impressions from certain supply partners. This decrease was partially offset by growth of approximately 5%, or $11 million, from new media partners.

Cost of Revenue and Gross Profit
Traffic acquisition costs decreased $14.8 million, or 8.2%, to $164.8 million for the three months ended March 31, 2024, compared to $179.6 million in the prior year period. The decrease in traffic acquisition costs was primarily due to the decrease in our revenue and a net favorable change in our revenue mix. As a percentage of revenue, traffic acquisition costs decreased 150 basis points to 76.0% for the three months ended March 31, 2024, from 77.5% for the three months ended March 31, 2023.
Other cost of revenue decreased $0.4 million, or 4.4%, to $10.6 million for the three months ended March 31, 2024, compared to $11.0 million in the prior year period, primarily due to lower software amortization expense and lower network costs. As a percentage of revenue, other cost of revenue increased slightly to 4.9% for the three months ended March 31, 2024, from 4.8% for the three months ended March 31, 2023.
Gross profit increased $0.4 million, or 1.1%, to $41.6 million for the three months ended March 31, 2024, compared to $41.2 million for the three months ended March 31, 2023, as the revenue decline was more than offset by the decrease in the cost of revenue, as previously described.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit remained flat at $52.2 million in each of the three months ended March 31, 2024 and 2023, as lower revenue was offset by the net favorable change in our revenue mix. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses decreased $2.3 million, or 4.5%, to $48.2 million for the three months ended March 31, 2024, from $50.5 million for the three months ended March 31, 2023. The decrease in operating expenses was primarily attributable to a $1.0 million decrease in our provision for credit losses, lower personnel-related costs, and lower expense related to fully amortized intangible assets from a prior acquisition.
The components of operating expenses as compared to the prior year period are discussed below:
•Research and development expenses — decreased $0.1 million.
•Sales and marketing expenses — decreased $2.0 million, primarily due to a $1.5 million decrease in personnel-related costs (including a $0.7 million decline in severance and related costs) and lower expense of $0.7 million related to fully amortized intangible assets.
•General and administrative expenses — decreased $0.2 million, reflecting a $1.0 million decrease in the provision for credit losses, largely offset by higher incentive-based compensation costs.
Operating expenses as a percentage of revenue increased 40 basis points to 22.2% for the three months ended March 31, 2024 from 21.8% for the three months ended March 31, 2023, primarily attributable to lower revenue.
Total Other Income, Net
Total other income, net decreased $1.5 million, to income of $0.5 million for the three months ended March 31, 2024, from income of $2.0 million for the three months ended March 31, 2023, primarily driven by higher losses of $1.2 million from remeasurement of transactions denominated in currencies other than the functional currencies. This decrease also reflected net unfavorable mark-to-market adjustments of $0.8 million on the undesignated foreign exchange forward contracts used to manage our foreign currency exchange risk on net cash flows from our non-U.S. dollar denominated operations, as well as lower investment income of $0.5 million. These decreases were partially offset by reduced interest expense of $0.9 million due to the lower outstanding principal balance of Convertible Notes.
Benefit from Income Taxes
Benefit from income taxes was $1.1 million for the three months ended March 31, 2024, compared to $1.7 million for the three months ended March 31, 2023. Our effective tax rate decreased to 17.8% in the three months ended March 31, 2024, compared to 23.4% in the three months ended March 31, 2023, primarily due to a change in our uncertain tax positions.

A provision enacted as part of the 2017 Tax Cuts & Jobs Act requires companies to capitalize certain research and experimental expenditures for tax purposes in tax years beginning after December 31, 2021. As a result, we expect to pay higher cash taxes and have a lower effective tax rate due to a deduction related to foreign-derived intangible income in 2024.
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
Net Loss
As a result of the foregoing, we recorded net loss of $5.0 million for the three months ended March 31, 2024, as compared to net loss of $5.6 million for the three months ended March 31, 2023.
Adjusted EBITDA
Our Adjusted EBITDA increased $0.7 million to $1.4 million for the three months ended March 31, 2024 from $0.7 million for the three months ended March 31, 2023, primarily due to lower operating expenses, as previously described. See “Non-GAAP Reconciliations” for the related definitions of Adjusted EBITDA and reconciliations to our net loss.
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
These non-GAAP financial measures are defined and reconciled to the corresponding U.S. GAAP measures below. These non-GAAP financial measures are subject to significant limitations, including those identified below. In addition, other companies in our industry may define these measures differently, which may reduce their usefulness as comparative measures. As a result, this information should be considered as supplemental in nature and is not meant as a substitute for revenue, gross profit, net loss or net cash provided by (used in) operating activities presented in accordance with U.S. GAAP.
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

The following table presents the reconciliation of Ex-TAC Gross Profit to gross profit, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Revenue	$216,964	$231,774
Traffic acquisition costs	(164,810)	(179,576)
Other cost of revenue	(10,559)	(11,043)
Gross profit	41,595	41,155
Other cost of revenue	10,559	11,043
Ex-TAC Gross Profit	$52,154	$52,198
Adjusted EBITDA
We define Adjusted EBITDA as net loss before interest expense; interest income and other income, net; benefit for income taxes; depreciation and amortization; stock-based compensation, and other income or expenses that we do not consider indicative of our core operating performance, including, but not limited to regulatory matter costs, and severance costs related to our cost saving initiatives. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period.
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
The following table presents the reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net loss	$(5,041)	$(5,605)
Interest expense	937	1,867
Interest income and other income, net	(1,405)	(3,860)
Benefit from income taxes	(1,088)	(1,712)
Depreciation and amortization	4,900	5,941
Stock-based compensation	2,927	2,611
Regulatory matter costs, net of recoveries	—	610
Severance and related costs	167	843
Adjusted EBITDA	$1,397	$695

Net loss as % of gross profit	(12.1)%	(13.6)%
Adjusted EBITDA as % of Ex-TAC Gross Profit	2.7%	1.3%
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

The following table presents the reconciliation of free cash flow to net cash provided by (used in) operating activities.

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net cash provided by (used in) operating activities	$8,605	$(20,478)
Purchases of property and equipment	(1,335)	(3,749)
Capitalized software development costs	(2,627)	(2,853)
Free cash flow	$4,643	$(27,080)
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
We believe that our operating cash flow, cash and cash equivalents and investments will be sufficient to fund our anticipated operating expenses, capital expenditures, interest payments on our long-term debt, and planned share repurchases for at least the next 12 months and the foreseeable future. However, there are multiple factors that could impact our future liquidity, including our business performance, our ability to collect payments from our advertisers, having to pay our media partners even if our advertisers default on their payments, or other factors described under Item 1A “Risk Factors” included in our 2023 Form 10-K.
Sources of Liquidity
Our primary sources of liquidity are cash receipts from our advertisers, our cash and cash equivalents, investments in marketable securities, and the available capacity under our revolving credit facility discussed below.
While our collections in the prior year were negatively impacted by the closure of Silicon Valley Bank (“SVB”), we have historically experienced higher cash collections during our first quarter due to seasonally strong fourth quarter sales, and, as a result, our working capital needs typically decrease during the first quarter. We generally expect these trends to continue in future periods.
As of March 31, 2024, our available liquidity was follows:

March 31, 2024
(In thousands)
Cash and cash equivalents (1)	$71,362
Short-term investments	91,909
Long-term investments	68,349
Revolving Credit Facility (2)	58,136
Total	$289,756
_____________________________________________
(1)     As of March 31, 2024, approximately $35.7 million of our cash and cash equivalents was held outside of the United States by our non-U.S. subsidiaries. We currently do not have any plans to repatriate our earnings from our foreign subsidiaries. We intend to continue to reinvest our earnings from foreign operations for the foreseeable future, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
(2)     Our Second Amended and Restated Loan and Security Agreement, as amended by the First Amendment thereto, with Silicon Valley Bank, a division of First Citizens Bank & Trust Company, provides, subject to borrowing availability and certain other conditions, for revolving loans in an aggregate principal amount of up to $75.0 million (the “Facility”), with a $15.0 million sub-facility for letters of credit. Our borrowing availability under the Facility is calculated by reference to a borrowing base which is determined by specified percentages of eligible accounts receivable, based on the defined borrowing formula. The Facility will terminate on the earlier of (i) November 2, 2026 or (ii) 120 days prior to the maturity date of the Convertible Notes, unless all of the Convertible Notes have been converted to our common equity securities.

The Facility contains representations and warranties, including, without limitation, with respect to collateral; accounts receivable; financials; litigation, indictment and compliance with laws; disclosure and no material adverse effect, each of which is a condition to funding. Additionally, the Facility includes events of default and customary affirmative and negative covenants applicable to us and our subsidiaries, including, without limitation, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, restricted payments, and prepayment of the Convertible Notes and of junior indebtedness. The Facility contains a financial covenant that requires, in the event that credit extensions under the Facility equal or exceed 85% of the lesser of the available commitments under the Facility or upon the occurrence of an event of default, our Company to maintain a minimum consolidated monthly fixed charge coverage ratio of 1.00. We were in compliance with all of the financial covenants under the Facility as of March 31, 2024 and December 31, 2023. See Note 8 to the accompanying condensed consolidated financial statements for additional information relating to the Facility.
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
Long-Term Debt
As of March 31, 2024 and December 31, 2023, we had $118.0 million principal amount of Convertible Notes, which mature on July 27, 2026, unless earlier converted, redeemed, or repurchased. Interest on the Convertible Notes is payable semi-annually in arrears on January 27 and July 27 of each year, at a rate of 2.95% per year.
See Note 8 to the accompanying condensed consolidated financial statements for additional information relating to our Convertible Notes.
Other Contractual Cash Obligations
See “Contractual Cash Obligations” disclosure within “Liquidity and Capital Resources” section of our 2023 Form 10-K for detailed disclosures of our other material cash obligations as of December 31, 2023.
Share Repurchases
On December 14, 2022, our Board approved a new stock repurchase program, authorizing us to repurchase up to $30 million of our common stock, par value $0.001 per share, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase program may be commenced, suspended, or terminated at any time at our discretion without prior notice. During the three months ended March 31, 2024 and 2023 we repurchased 945,947 shares and 1,313,073 shares, respectively, with a fair value of $3.9 million and $6.1 million, respectively, under our share repurchase program. As of March 31, 2024, the remaining availability under our $30 million share repurchase program was $8.6 million.
In addition, we periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of our equity incentive plans and the underlying award agreements. During the three months ended March 31, 2024 and 2023, we withheld 37,492 shares and 48,202 shares, respectively, with a fair value of $0.2 million and $0.2 million, respectively, to satisfy the minimum employee tax withholding obligations.
Capital Expenditures
Our cash flow from investing activities primarily consists of capital expenditures and capitalized software development costs. We spent $1.3 million in capital expenditures during the three months ended March 31, 2024. We currently anticipate that our capital expenditures will be between $8 million and $10 million in 2024, primarily relating to expenditures for servers and related equipment and other equipment. However, actual amounts may vary from these estimates.

Cash Flows
The following table summarizes the major components of our net cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net cash provided by (used in) operating activities	$8,605	$(20,478)
Net cash used in investing activities	(4,229)	(4,039)
Net cash used in financing activities	(4,270)	(7,411)
Effect of exchange rate changes	363	(436)
Net increase (decrease) in cash, cash equivalents and restricted cash	$469	$(32,364)
Operating Activities
Net cash from operating activities increased $29.1 million, to net cash provided by operating activities of $8.6 million for the three months ended March 31, 2024, as compared to net cash used in operating activities of $20.5 million for the three months ended March 31, 2023. This increase was primarily driven by a $30.6 million favorable change in our working capital, largely due to lower accounts receivable due to higher collections during the three months ended March 31, 2024, compared to the prior year period, which was negatively impacted by delays in collections of customer payments as we were transitioning to alternative bank accounts due to the sudden closure of SVB in March 2023, as well as a $1.2 million increase in net income after non-cash adjustments during the three months ended March 31, 2024, compared to the same prior year period.
Our free cash flow for the three months ended March 31, 2024 was $4.6 million, as compared to use of cash of $27.1 million for the three months ended March 31, 2023, primarily reflecting higher cash collections and lower capital expenditures. Free cash flow is a supplemental non-GAAP financial measure. See “Non-GAAP Reconciliations” for the related definition and a reconciliation to net cash provided by operating activities.
Investing Activities
Net cash used in activities increased $0.2 million to $4.2 million in the three months ended March 31, 2024, from $4.0 million in the three months ended March 31, 2023, primarily driven by the $2.9 million decline in net proceeds from our investments in marketable securities, largely offset by lower capital expenditures of $2.4 million in the three months ended March 31, 2024, compared to the prior year period.
Financing Activities
Net cash used in financing activities decreased $3.1 million to $4.3 million in the three months ended March 31, 2024, from $7.4 million in the three months ended March 31, 2023. This favorable change was primarily attributable to lower treasury share repurchases of $2.3 million in the three months ended March 31, 2024, compared to the prior year period, as well as to $0.5 million of contingent consideration paid during the three months ended March 31, 2023 in connection with our acquisition of video intelligence AG.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2023 Form 10-K.
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
Changes in U.S. Dollar against the currencies of the countries in which we operate impact our operating results, as further described in Item 2, “Results of Operations.” The effect of a hypothetical 10% increase or decrease in our weighted-average exchange rates on our revenue, cost of revenue and operating expenses denominated in foreign currencies would result in a $2.2 million unfavorable or favorable change to our operating income for the three months ended March 31, 2024.
Interest Rate Risk
Our exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, investments and any future borrowings under the Facility. There have been no amounts outstanding under the Facility since we amended and restated our loan agreement in November 2021. Long-term debt recorded on our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 was $118.0 million, and bears a fixed rate of interest.
As of March 31, 2024, our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents of $71.4 million and our investments in marketable securities of $160.3 million under our investment program, which consist of U.S. Treasuries, U.S. government bonds, commercial paper, U.S. corporate bonds and municipal bonds, with maturities from three months to two years from the date of purchase. The primary objectives of our investment program are focused on achieving maximum returns within our investment policy parameters, while preserving capital and maintaining sufficient liquidity. We plan to actively monitor our exposure to the fair value of our investment portfolio in accordance with our policies and procedures, which include monitoring market conditions, to minimize investment risk.
A 100-basis point change in interest rates as of March 31, 2024 would change the fair value of our investment portfolio by approximately $1.4 million. Since our debt investments are classified as available-for-sale, the unrealized gains and losses related to fluctuations in market volatility and interest rates are reflected within accumulated other comprehensive income (loss) within stockholders’ equity in our audited consolidated balance sheets.
Inflation Risk
Our business is subject to risk associated with inflation. We continue to monitor the impact of inflation to minimize its effects. If our costs, including wages, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs which could negatively impact our business, financial condition, and results of operations. Inflation throughout the broader economy has and could lead to reduced ad spend and indirectly harm our business, financial condition and results of operations. See Item 1A, “Risk Factors” in our 2023 Form 10-K.
Credit Risk
Financial instruments that subject us to concentration of credit risk are cash and cash equivalents, investments and receivables. As part of our ongoing procedures, we monitor the credit levels and the financial condition of our customers in order to minimize our credit risk and require certain customers with higher potential credit risk to prepay for their campaigns. See Item 1A, “Risk Factors” in our 2023 Form 10-K under “We are subject to payment-related risks that may adversely affect our business, working capital, financial condition and results of operations.” We do not factor our accounts receivables, nor do we maintain credit insurance to manage the risk of credit loss. We are also exposed to a risk that the counterparty to our foreign currency forward exchange contracts will fail to meet its contractual obligations. In order to mitigate this risk, we perform an evaluation of our counterparty credit risk and our forward contracts have a term of no more than 12 months.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), as of March 31, 2024. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected.

Part II Other Information
Item 1. Legal Proceedings
Information with respect to this item may be found in Note 10 in the accompanying notes to the condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Report, under “Legal Proceedings and Other Matters,” which is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of the Company’s 2023 Form 10-K, which are incorporated herein by reference.
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
In addition, we may from time to time withhold shares in connection with tax obligations related to vesting of restricted stock units in accordance with the terms of our equity incentive plans and the underlying award agreements. The below table sets forth the repurchases of our common stock for the three months ended March 31, 2024:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit) (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
January 2024	414,879	$4.08	395,941	$10,831
February 2024	281,090	$4.20	279,302	$9,663
March 2024	287,470	$3.88	270,704	$8,615
TOTAL	983,439	$4.06	945,947
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
Item 5. Other Information.
None

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*❖	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________
*     Filed herewith.
❖     This certification is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2024.

OUTBRAIN INC.

By:	/s/ David Kostman
Name: David Kostman
Title: Chief Executive Officer

By:	/s/ Jason Kiviat
Name: Jason Kiviat
Title: Chief Financial Officer