Form 10-Q
period 2024-06-30
Outbrain Inc.
filed 2024-08-08
CIK 1454938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of July 31, 2024, Outbrain Inc. had 49,211,403 shares of common stock outstanding.

Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements may include, without limitation, statements generally relating to possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives, and statements relating to the transaction to acquire Teads (“Transaction”). You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “foresee,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions or are not statements of historical fact. We have based these forward-looking statements largely on our expectations and projections regarding future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including, but not limited to:
•overall advertising demand and traffic generated by our media partners;
•factors that affect advertising demand and spending, such as the continuation or worsening of unfavorable economic or business conditions or downturns, instability or volatility in financial markets, and other events or factors outside of our control, such as U.S. and global recession concerns, geopolitical concerns, including the ongoing war between Ukraine-Russia and conditions in Israel, supply chain issues, inflationary pressures, labor market volatility, bank closures or disruptions, the impact of challenging economic conditions, political and policy uncertainties with the approach of the U.S. presidential election, and other factors that have and may further impact advertisers’ ability to pay;
•our ability to continue to innovate, and adoption by our advertisers and media partners of our expanding solutions;
•the success of our sales and marketing investments, which may require significant investments and may involve long sales cycles;
•our ability to grow our business and manage growth effectively;
•our ability to compete effectively against current and future competitors;
•the loss or decline of one or more of our large media partners, and our ability to expand our advertiser and media partner relationships;
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
•our ability and the time required to consummate the Transaction (as defined below in this report);
•our ability to successfully integrate Teads's operations, technologies and employees and to recognize the anticipated benefits and synergies of the Transaction, including the expectation of enhancements to our services, greater revenue or growth opportunities, operating efficiencies and cost savings;
•the potential impact of the announcement or pendency of the Transaction on ongoing business operations and relationships, including our ability to maintain relationships with employees, customers, suppliers and others with whom we do business;
•the amount of costs, fees, expenses and charges relating to the Transaction;
•the initiation or outcome of any legal proceedings that may be instituted following the announcement of the Transaction; and
•the risks described in the section entitled “Risk Factors” in the Annual Report on Form 10-K filed for the year ended December 31, 2023 and elsewhere in this Report.
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

Part I Financial Information
Item 1. Financial Statements
OUTBRAIN INC.
Condensed Consolidated Balance Sheets
(In thousands, except for number of shares and par value)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$75,080	$70,889
Short-term investments in marketable securities	87,592	94,313
Accounts receivable, net of allowances	153,809	189,334
Prepaid expenses and other current assets	40,080	47,240
Total current assets	356,561	401,776
Non-current assets:
Long-term investments in marketable securities	66,217	65,767
Property, equipment and capitalized software, net	42,858	42,461
Operating lease right-of-use assets, net	16,031	12,145
Intangible assets, net	18,654	20,396
Goodwill	63,063	63,063
Deferred tax assets	42,651	38,360
Other assets	20,175	20,669
TOTAL ASSETS	$626,210	$664,637

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$129,377	$150,812
Accrued compensation and benefits	17,714	18,620
Accrued and other current liabilities	107,611	119,703
Deferred revenue	6,644	8,486
Total current liabilities	261,346	297,621
Non-current liabilities:
Long-term debt	118,000	118,000
Operating lease liabilities, non-current	13,191	9,217
Other liabilities	17,697	16,735
TOTAL LIABILITIES	$410,234	$441,573

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, par value of $0.001 per share − one billion shares authorized; 62,550,934 shares issued and 49,215,351 shares outstanding as of June 30, 2024; 61,567,520 shares issued and 49,726,518 shares outstanding as of December 31, 2023	63	62
Preferred stock, par value of $0.001 per share − 100,000,000 shares authorized, none issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	476,253	468,525
Treasury stock, at cost − 13,335,583 shares as of June 30, 2024 and 11,841,002 shares as of December 31, 2023	(73,911)	(67,689)
Accumulated other comprehensive loss	(10,407)	(9,052)
Accumulated deficit	(176,022)	(168,782)
TOTAL STOCKHOLDERS’ EQUITY	215,976	223,064
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$626,210	$664,637

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Operations
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$214,148	$225,800	$431,112	$457,574
Cost of revenue:
Traffic acquisition costs	158,191	171,224	323,001	350,800
Other cost of revenue	10,381	10,555	20,940	21,598
Total cost of revenue	168,572	181,779	343,941	372,398
Gross profit	45,576	44,021	87,171	85,176
Operating expenses:
Research and development	9,400	10,041	18,593	19,352
Sales and marketing	24,777	25,896	48,561	51,644
General and administrative	17,026	15,743	32,241	31,149
Total operating expenses	51,203	51,680	99,395	102,145
Loss from operations	(5,627)	(7,659)	(12,224)	(16,969)
Other income (expense):
Gain on convertible debt	—	22,594	—	22,594
Interest expense	(569)	(1,105)	(1,506)	(2,972)
Interest income and other income, net	2,746	1,515	4,151	5,375
Total other income, net	2,177	23,004	2,645	24,997
(Loss) income before income taxes	(3,450)	15,345	(9,579)	8,028
(Benefit) provision for income taxes	(1,251)	4,063	(2,339)	2,351
Net (loss) income	$(2,199)	$11,282	$(7,240)	$5,677

Weighted average shares outstanding:
Basic	48,922,017	51,223,988	49,093,515	51,329,055
Diluted	48,922,017	56,625,766	49,093,515	58,761,099

Net (loss) income per common share:
Basic	$(0.04)	$0.22	$(0.15)	$0.11
Diluted	$(0.04)	$(0.09)	$(0.15)	$(0.16)

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(2,199)	$11,282	$(7,240)	$5,677
Other comprehensive loss:
Foreign currency translation adjustments	(1,143)	(1,441)	(1,045)	(2,661)
Unrealized (losses) gains on available-for-sale investments in debt securities (net of taxes of $19 and $(45) for the three months ended June 30, 2024 and 2023, respectively and $93 and $(168) for the six months ended June 30, 2024 and 2023, respectively)	(64)	150	(310)	570
Total other comprehensive loss	(1,207)	(1,291)	(1,355)	(2,091)
Comprehensive (loss) income	$(3,406)	$9,991	$(8,595)	$3,586
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except for number of shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2024	61,567,520	$62	$468,525	(11,841,002)	$(67,689)	$(9,052)	$(168,782)	$223,064
Vesting of restricted stock units, net of shares withheld for taxes	348,151	—		(37,492)	(153)	—	—	(153)
Shares repurchased under the share repurchase program	—	—	—	(945,947)	(3,862)	—	—	(3,862)
Stock-based compensation	—	—	3,068	—	—	—	—	3,068
Other comprehensive loss	—	—	—	—	—	(148)	—	(148)
Net loss	—	—	—	—	—	—	(5,041)	(5,041)
Balance – March 31, 2024	61,915,671	$62	$471,593	(12,824,441)	$(71,704)	$(9,200)	$(173,823)	$216,928
Vesting of restricted stock units, net of shares withheld for taxes	635,263	1	(1)	(47,088)	(207)	—	—	(207)
Shares repurchased under the share repurchase program	—	—	—	(464,054)	(2,000)	—	—	(2,000)
Stock-based compensation	—	—	4,661	—	—	—	—	4,661
Other comprehensive loss	—	—	—	—	—	(1,207)	—	(1,207)
Net loss	—	—	—	—	—	—	(2,199)	(2,199)
Balance – June 30, 2024	62,550,934	$63	$476,253	(13,335,583)	$(73,911)	$(10,407)	$(176,022)	$215,976

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2023	60,175,020	$60	$455,831	(7,948,275)	$(49,168)	$(9,913)	$(179,024)	$217,786
Vesting of restricted stock units, net of shares withheld for taxes	281,469	—	—	(48,202)	(213)	—	—	(213)
Shares repurchased under the share repurchase program	—	—	—	(1,313,073)	(6,142)	—	—	(6,142)
Stock-based compensation	—	—	2,895	—	—	—	—	2,895
Other comprehensive loss	—	—	—	—	—	(800)	—	(800)
Net loss	—	—	—	—	—	—	(5,605)	(5,605)
Balance – March 31, 2023	60,456,489	$60	$458,726	(9,309,550)	$(55,523)	$(10,713)	$(184,629)	$207,921
Vesting of restricted stock units, net of shares withheld for taxes	400,139	1	(1)	(42,065)	(189)	—	—	(189)
Shares repurchased under the share repurchase program	—	—	—	(200,000)	(988)	—	—	(988)
Stock-based compensation	—	—	3,484	—	—	—	—	3,484
Other comprehensive loss	—	—	—	—	—	(1,291)	—	(1,291)
Net Income	—	—	—	—	—	—	11,282	11,282
Balance – June 30, 2023	60,856,628	$61	$462,209	(9,551,615)	$(56,700)	$(12,004)	$(173,347)	$220,219

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,240)	$5,677
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Gain on convertible debt	—	(22,594)
Depreciation and amortization of property and equipment	3,117	3,458
Amortization of capitalized software development costs	4,830	4,909
Amortization of intangible assets	1,704	2,449
Amortization of discount on marketable securities	(1,280)	(2,098)
Stock-based compensation	7,435	6,107
Non-cash operating lease expense	2,486	2,282
Provision for credit losses	2,433	4,835
Deferred income taxes	(4,742)	(220)
Other	286	(1,436)
Changes in operating assets and liabilities:
Accounts receivable	32,081	10,049
Prepaid expenses and other current assets	5,610	(536)
Accounts payable and other current liabilities	(33,356)	(33,401)
Operating lease liabilities	(2,423)	(2,145)
Deferred revenue	(1,816)	(231)
Other non-current assets and liabilities	3,111	4,244
Net cash provided by (used in) operating activities	12,236	(18,651)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of cash acquired	(181)	(285)
Purchases of property and equipment	(2,140)	(5,091)
Capitalized software development costs	(5,130)	(5,503)
Purchases of marketable securities	(52,012)	(60,718)
Proceeds from sales and maturities of marketable securities	58,767	151,003
Other	(63)	(8)
Net cash (used in) provided by investing activities	(759)	79,398

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt obligations	—	(96,170)
Treasury stock repurchases and share withholdings on vested awards	(6,222)	(7,532)
Principal payments on finance lease obligations	(263)	(1,028)
Payment of contingent consideration liability up to acquisition-date fair value	—	(547)
Net cash used in financing activities	(6,485)	(105,277)

Effect of exchange rate changes	(392)	(1,246)

Net increase (decrease) in cash, cash equivalents and restricted cash	4,600	(45,776)
Cash, cash equivalents and restricted cash — Beginning	71,079	105,765
Cash, cash equivalents and restricted cash — Ending	$75,679	$59,989

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$75,080	$59,802
Restricted cash, included in other assets	$599	$187
Total cash, cash equivalents, and restricted cash	$75,679	$59,989

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$8,531	$6,080
Cash paid for interest	$1,943	$4,427

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable	$2,172	$2,424
Operating lease right-of-use assets obtained in exchange for lease obligations	$5,940	$4,630
Acquisition consideration payable	$—	$285
Stock-based compensation capitalized for software development costs	$294	$272

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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company generally does not require collateral to secure accounts receivable, with the exception of certain customers with higher potential credit risk who are required to prepay for their campaigns. No single advertiser accounted for 10% or more of the Company’s total revenue for the three and six months ended June 30, 2024 or 2023, or 10% or more of its gross accounts receivable balance as of June 30, 2024 and December 31, 2023.
During the three and six months ended June 30, 2024 and 2023, none of the Company’s media owners accounted for 10% of its total traffic acquisition costs.
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
2. Revenue Recognition
The following table presents total revenue based on where the Company’s advertisers are physically located:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
USA	$59,863	$68,889	$119,272	$141,105
Europe, the Middle East and Africa (EMEA)	130,724	134,486	266,543	268,240
Other	23,561	22,425	45,297	48,229
Total revenue	$214,148	$225,800	$431,112	$457,574

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contract Balances. There were no contract assets as of June 30, 2024 or December 31, 2023. Contract liabilities primarily relate to advance payments and consideration received from customers. As of June 30, 2024 and December 31, 2023, the Company’s contract liabilities were recorded as deferred revenue in its condensed consolidated balance sheets.
3. Restructuring
On May 31, 2023, the Company announced a reduction in its global workforce of approximately 10%, to adjust to the continued macroeconomic uncertainty, create additional operating efficiencies, and support the Company’s strategic growth and profitability objectives. As a result, the Company recorded pre-tax charges of approximately $2.3 million for employee severance and related benefit costs in its condensed consolidated statement of operations for the second quarter of 2023, $1.5 million of which was recorded within sales and marketing expenses, $0.4 million within research and development expenses, and $0.4 million within general and administrative expenses. All of the associated costs were fully paid during the year ended December 31, 2023.
In addition, during the six months ended June 30, 2024 and 2023, the Company recorded other severance and related benefit costs of $0.7 million and $0.8 million, respectively, in connection with restructuring activities taken during the respective periods.
4. Investments in Marketable Securities
All of the Company’s debt securities are classified as available-for-sale. The Company’s cash equivalents and investments as of June 30, 2024 and December 31, 2023 consisted of the following:

		June 30, 2024
(In thousands)	Fair Value Level	Amortized cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments	Long-term investments
Money market funds	1	$22,138	$—	$—	$22,138	$22,138	$—	$—
U.S. Treasuries	2	15,312	—	(11)	15,301	3,965	8,859	2,477
U.S. Government bonds	2	39,950	4	(113)	39,841	—	15,828	24,013
Commercial paper	2	14,509	—	(15)	14,494	1,997	12,497	—
U.S. Corporate bonds	2	90,419	15	(299)	90,135	—	50,408	39,727
Total cash equivalents and investments		$182,328	$19	$(438)	$181,909	$28,100	$87,592	$66,217

		December 31, 2023
(In thousands)	Fair Value Level	Amortized cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments	Long-term investments
Money market funds	1	$15,355	$—	$—	$15,355	$15,355	$—	$—
U.S. Treasuries	2	14,977	1	(29)	14,949	3,497	11,452	—
U.S. Government bonds	2	39,048	40	(114)	38,974	—	20,762	18,212
Commercial paper	2	9,422	11	(3)	9,430	—	9,430	—
U.S. Corporate bonds	2	100,146	275	(197)	100,224	—	52,669	47,555
Total cash equivalents and investments		$178,948	$327	$(343)	$178,932	$18,852	$94,313	$65,767
__________________________
(1) The amortized cost of debt securities excludes accrued interest of $1.6 million and $1.4 million, respectively, as of June 30, 2024 and December 31, 2023.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On April 14, 2023, in connection with the Company’s partial repurchase of its 2.95% Convertible Senior Notes due 2026 (“Convertible Notes”), the Company redeemed some of its available-for-sale marketable securities prior to their maturities to finance the debt repurchase. The proceeds from the sales of securities were $78.9 million, which included a gross realized loss of $0.6 million, which was released from other comprehensive loss and recorded within interest income and other income, net in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2023. The gross realized loss was determined using the specific identification method.
The following table presents the fair value of the Company’s available-for-sale securities by contractual maturity:

June 30, 2024
(In thousands)
Within 1 year	$115,692
After 1 year through 3 years	66,217
Total fair value	$181,909
The following table presents the fair value of investments and gross unrealized losses recorded in other comprehensive loss, by investment category and the length of time the securities have been in a continuous loss position:

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$15,301	$(11)	$—	$—	$15,301	$(11)
U.S. Government bonds	27,945	(98)	8,420	(15)	36,365	(113)
Commercial paper	14,494	(15)	—	—	14,494	(15)
U.S. Corporate bonds	49,411	(200)	30,710	(99)	80,121	(299)
Total	$107,151	$(324)	$39,130	$(114)	$146,281	$(438)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$1,279	$—	$4,711	$(29)	$5,990	$(29)
U.S. Government bonds	6,798	(9)	16,964	(105)	23,762	(114)
Commercial paper	3,649	(3)	—	—	3,649	(3)
U.S. Corporate bonds	40,031	(119)	18,840	(78)	58,871	(197)
Total	$51,757	$(131)	$40,515	$(212)	$92,272	$(343)
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of June 30, 2024 and December 31, 2023.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. Goodwill and Intangible Assets
The Company’s goodwill balance as of June 30, 2024 and December 31, 2023 was $63.1 million. The Company has not recorded any accumulated impairments of goodwill.
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows:

	June 30, 2024
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	8.0 years	$18,411	$(11,525)	$6,886
Customer relationships	5.0 years	5,853	(5,485)	368
Publisher relationships	8.0 years	18,733	(11,297)	7,436
Trade names	8.8 years	5,279	(2,055)	3,224
Content provider relationships	5.0 years	284	(141)	143
Other	15.8 years	905	(308)	597
Total intangible assets, net		$49,465	$(30,811)	$18,654

	December 31, 2023
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	8.0 years	$18,410	$(10,900)	$7,510
Customer relationships	5.0 years	5,972	(5,530)	442
Publisher relationships	8.0 years	18,973	(10,863)	8,110
Trade names	8.8 years	5,326	(1,779)	3,547
Content provider relationships	5.0 years	284	(113)	171
Other	15.8 years	898	(282)	616
Total intangible assets, net		$49,863	$(29,467)	$20,396
No impairment charges were recorded for the Company’s intangible assets subject to amortization during the three and six months ended June 30, 2024 and 2023.
As of June 30, 2024, estimated amortization related to the Company’s identifiable acquisition-related intangible assets in future periods was as follows:

Amount
(In thousands)
2024	$1,731
2025	3,463
2026	3,463
2027	3,115
2028	3,062
Thereafter	3,820
Total	$18,654

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6. Balance Sheet Components
Accounts Receivable and Allowance for Credit Losses
Accounts receivable, net of allowance for credit losses consists of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Accounts receivable	$164,227	$199,714
Allowance for credit losses	(10,418)	(10,380)
Accounts receivable, net of allowance for credit losses	$153,809	$189,334
The allowance for credit losses consists of the following activity:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
	(In thousands)
Allowance for credit losses, beginning balance	$10,380	$5,512
Provision for credit losses	2,262	8,220
Write-offs	(2,224)	(3,352)
Allowance for credit losses, ending balance	$10,418	$10,380
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Prepaid traffic acquisition costs	$20,091	$26,398
Prepaid taxes	11,726	11,371
Prepaid software licenses	2,811	2,224
Other prepaid expenses and other current assets	5,452	7,247
Total prepaid expenses and other current assets	$40,080	$47,240
Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consists of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Capitalized software development costs	$83,519	$78,389
Computer and equipment	64,319	61,529
Leasehold improvements	3,313	3,300
Software	3,254	3,221
Furniture and fixtures	1,254	1,098
Property, equipment, and capitalized software, gross	155,659	147,537
Less: accumulated depreciation and amortization	(112,801)	(105,076)
Total property, equipment and capitalized software, net	$42,858	$42,461

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued and Other Current Liabilities
Accrued and other current liabilities consists of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Accrued traffic acquisition costs	$70,099	$75,870
Accrued agency commissions	12,774	12,376
Accrued professional fees	6,657	3,261
Accrued tax liabilities	6,279	15,596
Operating lease obligations, current	3,657	3,684
Interest payable	1,565	1,566
Other	6,580	7,350
Total accrued and other current liabilities	$107,611	$119,703
In addition to accrued traffic acquisition costs, accounts payable includes $117.3 million and $137.6 million of traffic acquisition costs as of June 30, 2024 and December 31, 2023, respectively.
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
The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	June 30, 2024
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$22,138	$159,771	$—	$181,909
Restricted time deposit (2)	—	599	—	599
Severance pay fund deposits (2)	—	4,834	—	4,834
Foreign currency forward contract (3)	—	115	—	115
Total financial assets	$22,138	$165,319	$—	$187,457
Financial Liabilities:
Foreign currency forward contract (4)	—	467	—	467
Total financial liabilities	$—	$467	$—	$467

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
By entering into foreign currency forward contracts, the Company is exposed to a potential credit risk that the counterparty to its contracts will fail to meet its contractual obligations. If a counterparty fails to perform, the Company’s maximum credit risk exposure would be the positive fair value of the foreign currency forward contracts, or any asset balance, which represents the amount the counterparty owes to the Company. In order to mitigate the counterparty risk, the Company performs an evaluation of its counterparty credit worthiness, and its forward contracts have a term of no more than 18 months. During the three and six months ended June 30, 2024, the Company recognized net losses of $0.6 million and $1.5 million, respectively, within interest income and other income, net in its condensed consolidated statements of operations, related to mark-to-market adjustments on its undesignated foreign currency forward contacts. The Company recorded corresponding net losses of $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2023.
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

	June 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)
Convertible Notes	$118,000	$98,341	$118,000	$95,958
See Note 9 for additional information relating to the Convertible Notes.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. Leases
The Company leases certain equipment and computers under finance lease arrangements, as well as office facilities and managed data center facilities under non-cancelable operating lease arrangements for its U.S. and international locations that expire on various dates through 2032.
The following table summarizes assets and liabilities related to the Company’s operating and finance leases:

	Condensed Consolidated Balance Sheets Location	June 30, 2024	December 31, 2023
		(In thousands)
Lease assets:
Operating leases	Operating lease right-of-use assets, net	$16,031	$12,145
Finance leases	Property, equipment and capitalized software, net	—	226
Total lease assets		$16,031	$12,371

Lease liabilities:
Current liabilities:
Operating leases	Accrued and other current liabilities	$3,657	$3,684
Finance leases	Accrued and other current liabilities	—	254
Non-current liabilities:
Operating leases	Operating lease liabilities, non-current	13,191	9,217
Total lease liabilities		$16,848	$13,155
The following table presents the components of the Company’s total lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Operating lease cost
Fixed lease costs (1)	$1,291	$1,136	$2,486	$2,282
Variable lease costs (2)	65	126	196	158
Short-term lease costs (1)	130	163	245	302
Finance lease cost:
Depreciation (3)	6	463	226	927
Interest (4)	—	25	3	59
Total lease cost	$1,492	$1,913	$3,156	$3,728
________________________________________
(1)Recorded within cost of revenue and operating expenses.
(2)Recorded within operating expenses.
(3)Recorded within cost of revenue.
(4)Recorded within interest expense.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2024, the maturities of the Company’s lease liabilities under operating leases were as follows:

Year	Operating Leases
(In thousands)
Remainder of 2024	$2,538
2025	4,801
2026	4,186
2027	3,744
2028	2,403
Thereafter	3,537
Total minimum payments required	$21,209
Less: imputed interest	(4,361)
Total present value of lease liabilities	$16,848
9. Long-Term Debt
Convertible Notes
As of each of June 30, 2024 and December 31, 2023, the Company had $118.0 million principal amount of Convertible Notes outstanding, pursuant to an indenture, dated as of July 27, 2021 (the “Indenture”), between the Company and The Bank of New York Mellon, as trustee. The Convertible Notes mature on July 27, 2026, unless earlier converted, redeemed, or repurchased.
On April 14, 2023, the Company repurchased $118.0 million aggregate principal amount of the Convertible Notes out of the initially issued principal balance of $236.0 million via a privately negotiated repurchase agreement with Baupost Group Securities, L.L.C., the sole holder of the Convertible Notes, for approximately $96.2 million in cash, including accrued interest, representing a discount of approximately 19% to the principal amount of the repurchased notes. As a result, the Company recorded a pre-tax gain of approximately $22.6 million within gain on convertible debt in the Company’s consolidated statement of operations for the three and six months ended June 30, 2023. Following the closing of the repurchase, the repurchased notes were cancelled by the Trustee, and $118.0 million principal amount of the Convertible Notes out of the initially issued principal balance of $236.0 million, remains outstanding as of June 30, 2024 and continues to be subject to the terms of the Indenture pursuant to which they were issued.
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
The Company was in compliance with all of the related financial covenants as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, the Company had no borrowings outstanding under the 2021 Revolving Credit Facility and its available borrowing capacity was $65.1 million and $75.0 million, respectively, based on the defined borrowing formula. Other assets in the Company’s condensed consolidated balance sheets at each of June 30, 2024 and December 31, 2023 included deferred financing costs of $0.3 million, which are being amortized over the term of the Facility.
10. Income Taxes
The Company’s interim (benefit) provision for income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income, and adjusted for the tax effects of any discrete items. The Company’s effective tax rates for the three and six months ended June 30, 2024 were 36.3% and 24.4%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2023 were 26.5% and 29.3%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2024 was higher than the United States federal statutory tax rate of 21%, primarily due to the tax impact related to the profitability of non-U.S. jurisdictions and certain non-deductible stock-based compensation expenses, partially offset by a deduction related to foreign-derived intangible income and the impact of uncertain tax positions. The Company’s effective tax rates for the three and six months ended June 30, 2023 were higher than the United States federal statutory tax rate of 21%, primarily due to certain non-deductible stock-based compensation expenses, partially offset by a deduction related to foreign-derived intangible income.
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
The following is a summary of the Company’s share repurchase activity under its share repurchase program for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except share information)
Shares repurchased	464,054	200,000	1,410,001	1,513,073
Fair value of shares repurchased	$2,000	$988	$5,862	$7,130
As of June 30, 2024, the remaining availability under the Company’s $30 million share repurchase program was $6.6 million. Commission costs associated with share repurchases and excise taxes accrued as a result of the Inflation Reduction Act of 2022 do not reduce the remaining authorized amount under the repurchase programs.
In addition, the Company may periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of the Company’s equity incentive plans and the underlying award agreements. During the three and six months ended June 30, 2024, the Company withheld 47,088 and 84,580 shares, respectively, with a fair value of $0.2 million and $0.4 million, respectively, to satisfy the employee tax withholding obligations. For the three and six months ended June 30, 2023, the Company withheld 42,065 shares and 90,267 shares, respectively, with a fair value of $0.2 million and $0.4 million, respectively.
The following table details the changes in accumulated other compressive loss, net of tax:

	Foreign Currency Translation Loss	Unrealized Loss on Investments in Marketable Securities	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance–December 31, 2023	$(9,039)	$(13)	$(9,052)
Other comprehensive loss, net of tax	(1,045)	(310)	(1,355)
Balance–June 30, 2024	$(10,084)	$(323)	$(10,407)
There were no amounts reclassified from AOCI to earnings during the three and six months ended June 30, 2024. During the three months ended June 30, 2023, $0.4 million of realized losses on investments in marketable securities, net of taxes of $0.1 million, were released from accumulated other comprehensive loss to earnings, and recorded within interest income and other income, net in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2023 (see Note 4 for additional information).

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. Stock-based Compensation
Equity Incentive Plans
In July 2021, the Board and the Company’s stockholders approved the 2021 Long-Term Incentive Plan (the “2021 Plan”), which may be used to grant, among other award types, stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”). The number of shares of common stock reserved for future issuance under the 2021 Plan will be increased pursuant to provisions for annual automatic evergreen increases. The Company’s previous awards issued under its 2007 Omnibus Securities and Incentive Plan, as amended and restated on January 21, 2009 (the “2007 Plan”), remain subject to the 2007 Plan. As of June 30, 2024, 5,277,000 and 899,922 shares were available for grant under the 2021 Plan and the 2007 Plan, respectively. The Company generally issues new shares for stock option exercises and vesting of RSUs.
The Company recognizes stock-based compensation expense for stock-based awards based on the estimated fair value of the awards, as further described below, and accounts for forfeitures as they occur. The following table summarizes stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Research and development	$993	$1,037	$1,706	$1,539
Sales and marketing	1,703	1,222	2,770	2,248
General and administrative	1,812	1,237	2,959	2,320
Total stock-based compensation	$4,508	$3,496	$7,435	$6,107
As of June 30, 2024, the Company’s remaining unrecognized stock-based compensation expense was $0.4 million for unvested stock options, $26.0 million for unvested RSUs and $3.3 million for unvested PSUs.
The following table summarizes stock option, RSU and PSU activity for the six months ended June 30, 2024:

	Stock Options (1)	RSUs	PSUs
Outstanding—December 31, 2023	2,409,553	3,417,083	90,000
Granted	—	2,560,218	1,136,600
Exercised/Vested	—	(983,414)	—
Forfeited	(112,371)	(207,337)	—
Outstanding—June 30, 2024	2,297,182	4,786,550	1,226,600
____________________
(1) Includes 2,861 stock appreciation rights (SARs), which are accounted for as liability awards, and expire in September 2024.
Stock Options
The Company estimates the fair value of its stock option awards on the grant date using the Black-Scholes option pricing model. There were no stock options granted during the six months ended June 30, 2024.
Service-based Restricted Stock Units
The Company grants service-based RSUs to its employees and non-employee directors, which generally vest over a period of three to four years. The fair values of service-based RSUs are based on the fair value of the Company's common stock on the date of grant. During the six months ended June 30, 2024, the Company granted 2,560,218 service-based RSUs with a weighted average grant date fair value of $4.52 per share.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Performance Stock Units
The Company’s PSUs granted in 2023 vest over a period of three years, subject to the employee’s continued employment through the vesting date and satisfaction of certain pre-established performance targets based on Company financial metrics. Expense related to these PSUs is recognized ratably during the 3-year performance period, based on the probability of attaining the performance targets. The potential number of shares that may be earned is determined based on achievement of performance targets up to a maximum of 100% of the number of PSUs granted.
In June 2024, the Company granted market-based PSU awards to its senior executives, which are earned subject to achievement of specified stock price hurdles for 20 days out of a 30-trading day window during the 3-year performance period, as well as continued employment through the quarterly vesting dates over the 3-year period. The number of shares that are eligible to vest range from 0% to 100% of the number of PSUs granted based on achievement of the specified stock price hurdles, with half of our CEO’s PSU award subject to vesting based on two additional above-target stock price hurdles.
The Company uses a Monte Carlo simulation, which uses subjective assumptions and simulates multiple stock price paths of the Company's common stock to determine the fair value of market-based PSUs on the date of grant. Compensation expense is recognized using an accelerated attribution method over the greater of the derived service periods and explicit quarterly service periods. Compensation expense, net of forfeitures, is recorded regardless of whether the market condition will be ultimately satisfied.
The following assumptions are used to estimate the fair value of the Company’s market-based PSUs:

Six Months Ended June 30, 2024
Weighted average grant date fair value	$2.86
Expected volatility	60.68%
Risk-free rate	4.53%
Expected dividend yield	—
Stock-Based Awards Granted Outside of Equity Incentive Plans
Warrants
The Company issued equity-classified warrants to purchase shares of common stock to certain third-party advisors, consultants, and financial institutions, which expire between November 2024 and September 2026. As of June 30, 2024 and December 31, 2023, 188,235 warrants were outstanding and exercisable with a weighted average exercise price of $7.57.
Employee Stock Purchase Plan
As of June 30, 2024, approximately 2,849,545 shares of the Company’s common stock have been reserved for issuance under the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”), which is subject to annual automatic evergreen increases. There have been no shares purchased under the ESPP as it is not yet active.
See Note 13 to the Company’s 2023 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Net Loss Per Common Share
The following table presents the computation of the Company’s basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Numerator:
Net (loss) income attributed to common stockholders - basic	$(2,199)	$11,282	$(7,240)	$5,677
Adjustments related to convertible debt(1)	—	(16,588)	—	(15,257)
Net loss attributable to common stockholders - diluted	$(2,199)	$(5,306)	$(7,240)	$(9,580)

Denominator:
Basic weighted-average shares	48,922,017	51,223,988	49,093,515	51,329,055
Weighted-average dilutive share equivalents:
Convertible debt	—	5,401,778	—	7,432,044
Diluted weighted-average shares	48,922,017	56,625,766	49,093,515	58,761,099

Net (loss) income per share:
Basic	$(0.04)	$0.22	$(0.15)	$0.11
Diluted	$(0.04)	$(0.09)	$(0.15)	$(0.16)
___________________________
(1) The Company uses the if-converted method to calculate the dilutive impact of the Convertible Notes, which assumes share settlement as of the beginning of the period if the effect is more dilutive than cash settlement.
The following weighted-average shares have been excluded from the calculation of diluted net loss per share for each period presented because they are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Convertible debt	4,720,000	—	4,720,000	—
Options to purchase common stock	2,342,050	2,547,995	2,368,800	2,604,607
Warrants	188,235	188,235	188,235	188,235
Restricted stock units	3,601,643	2,873,968	3,465,054	2,765,027
Performance-based stock units	371,014	24,457	230,507	12,431
Total shares excluded from diluted loss per share	11,222,942	5,634,655	10,972,596	5,570,300
15. Subsequent Events
On August 1, 2024, the Company entered into a definitive share purchase agreement (the “Agreement”) with Altice Teads S.A. (the “Seller” or “Altice”), a public limited liability company (société anonyme) incorporated and existing under the laws of the Grand Duchy of Luxembourg and the sole shareholder of Teads S.A., a public limited liability company (société anonyme) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Teads”), and Teads. Pursuant to the Agreement, Outbrain agreed to acquire all of the issued and outstanding share capital of Teads upon the terms and subject to the conditions set forth in the Agreement (the “Transaction”).
The Agreement provides for the following consideration to be paid to the Seller at closing of the Transaction (the “Closing”): (1) a cash payment of $725.0 million, subject to certain customary adjustments as set forth in the Agreement (the “Cash Consideration”), (2) $35.0 million newly issued shares of the Company’s common stock, par value $0.001 (the “Common Stock”; such newly issued shares of Common Stock, the “Consideration Common Stock”), and (3) $10.5 million newly issued shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 (the “Series A Preferred Stock” and, together

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

with the Consideration Common Stock, the “Consideration Stock”). Additionally, the Seller will be entitled to a deferred cash payment in an amount equal to $25.0 million payable in one or more installments subject to compliance with the covenants of any of the debt financing(s) described below. Following the Closing, the Seller will own approximately 42% of the Company’s issued and outstanding shares of Common Stock, or 48% assuming conversion of the Series A Preferred Stock (based on the amount of issued and outstanding shares of Common Stock as of June 30, 2024).
Subject to certain conditions, either the Company or the Seller may terminate the Agreement if the Closing has not occurred by the date which is nine months after the date of the Agreement, which date may be extended for three additional periods of three months each if the reason for not closing is that the regulatory conditions have not been satisfied.
The Agreement contains customary representations, warranties and covenants for a transaction of this type. Closing under the Agreement is subject to customary conditions, including (1) approval of the Company’s stockholders to the issuance of the Consideration Stock in accordance with the rules and regulations of the Nasdaq Stock Market and the Company’s organizational documents (the “Stockholder Approval”), (2) the absence of any law or order issued by any governmental authority prohibiting or preventing the consummation of the Transaction, (3) obtaining certain regulatory approvals, including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (4) subject to certain exceptions, the accuracy of the representations and warranties of, and compliance with covenants by, each of the parties to the Agreement, and (5) the absence of a Material Adverse Event (as defined in the Agreement).
Pursuant to the Agreement, the Company will file a certificate of designation (the “Certificate of Designation”) with the Delaware Secretary of the State at Closing designating the rights, preferences and limitations of the shares of the Series A Preferred Stock. The Series A Preferred Stock will have a liquidation preference (the “Liquidation Preference”) of $10.00 per share (adjusted in the event of a stock dividend, stock split, stock distribution, recapitalization or combination with respect to the Series A Preferred Stock). Upon the occurrence of a Liquidation Event (as defined in the Certificate of Designation), the holders of the Series A Preferred Stock shall be entitled to the greater of (i) the Liquidation Preference plus the aggregate amount of all accrued and accumulated dividends on the Series A Preferred Stock and (ii) the consideration that a holder of Series A Preferred Stock would have received if it had converted its stock into Common Stock immediately prior to the Liquidation Event.
Dividends on the Series A Preferred Stock will accrue on a quarterly basis at a rate of 10% per annum, payable in cash or payment-in-kind at Outbrain’s option. The holders of the Series A Preferred Stock shall have the right to convert all or a portion of the holder’s Series A Preferred Stock to a number of shares of Common Stock determined as the current Liquidation Preference of such Series A Preferred Stock to be converted plus an amount equal to the sum of all accrued and unpaid dividends for the then-current dividend period, divided by the conversion price of $10.00 per share, as may be subject to customary adjustments in accordance with the Certificate of Designation. The Company may elect to convert all or a portion of the Series A Preferred Stock that is at least 10% of the then outstanding Series A Preferred Stock to Common Stock after two years subject to the Common Stock achieving a certain price threshold. The Series A Preferred Stock may be redeemed by the Company in whole or part in cash prior to the five-year anniversary of its issuance, subject to payment of certain premiums, and after the fifth anniversary of issuance without premium. The Series A Preferred Stock will vote together with the Common Stock on an as-converted basis on all matters, and not as a separate class.
The Agreement provides that the Company and Seller will enter into a stockholders agreement (the “Stockholders Agreement”) at Closing. Pursuant to the Stockholders Agreement, the number of directors on the Company Board shall be increased by two, and the Seller shall have the right to nominate for election to the Company Board two persons, one of whom shall be non-affiliated with the Seller and must qualify as an independent director pursuant to the requirements of the Nasdaq Stock Market. The Seller shall have the right to nominate (1) two directors until the Seller and its affiliated stockholders cease to hold in the aggregate at least 25% of the total voting power of the outstanding capital stock of the Company and (2) one director until the Seller and its affiliated stockholders cease to hold in the aggregate at least 10% of the total voting power of the outstanding capital stock of the Company, in each case on an as-converted basis. Additionally, commencing on the third anniversary of the Closing, Seller shall have the right to nominate three directors until such time as the Seller and its affiliated stockholders cease to own at least 30% of the total voting power of the outstanding capital stock of the Company, on an as-converted basis.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Stockholders Agreement also requires that until such time that the Seller and its affiliated stockholders hold in the aggregate less than 15% of the total voting power of the outstanding capital stock of the Company (the “15% Threshold”), on an as-converted basis, the Seller will take such action necessary to cause its affiliate stockholders to vote their shares at each meeting of the Company’s stockholders in the same manner as recommended by the Company Board. The Stockholders Agreement further provides that until such time that Seller and its affiliated stockholders hold less than the 15% Threshold in the aggregate, they will comply with customary standstill restrictions with respect to the Company. The Stockholders Agreement will include restrictions on the transferability of the Consideration Stock.
Under the Agreement, the Company and Seller will also enter into a registration rights agreement (the “Registration Rights Agreement”) at Closing, pursuant to which the Company will provide customary demand and piggyback registration rights to the holders of the Registrable Shares (as defined in the Registration Rights Agreement), which includes the Consideration Common Stock.
In connection with the execution of the Agreement, each of Viola Ventures III, L.P. and Yaron Galai (together, the “Company Stockholders”) in their respective capacities as stockholders of the Company, entered into a customary Stockholder Support Agreement (the “Support Agreement”) with the Company and Seller, pursuant to which the Company Stockholders agreed, among other things, to vote their respective shares of Common Stock in favor of the Stockholder Approval and any other proposals brought to a vote of stockholders of the Company in furtherance of the Transaction. Notwithstanding the foregoing, the Company Stockholders are permitted to take any action and participate in any discussions or negotiations regarding a Qualifying Purchaser Acquisition Proposal (as defined in the Agreement) to the same extent that the Company is permitted to pursuant to the Agreement. As of June 30, 2024, the Company Stockholders beneficially own an aggregate of approximately 20.13% of the Company’s issued and outstanding shares of Common Stock.
In connection with entering into the Agreement, the Company entered into a debt commitment letter, dated August 1, 2024 (the “Commitment Letter”), with Goldman Sachs Bank USA, Jefferies Finance LLC and Mizuho Bank, LTD (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties have committed to provide (i) a $100 million senior secured revolving credit facility (the “Revolving Credit Facility”) and (ii) a senior secured bridge facility in an aggregate principal amount of up to $750 million (the “Bridge Facility”). The Bridge Facility will be used to fund the cash consideration for the Transaction and to pay fees and expenses related thereto. Additionally, a portion of the Revolving Credit Facility may be used to fund a portion of the cash consideration for the Transaction and to pay fees and expenses related thereto, and will otherwise be available, for working capital and general corporate purposes. The obligation of Commitment Parties to provide the contemplated financings is subject to a number of customary conditions contained in the Commitment Letter, including the execution of definitive debt financing documentation contemplated by the Commitment Letter and the Transaction being consummated substantially contemporaneously with the initial funding of the Bridge Facility.
The Company expects to replace the Bridge Facility with permanent financing, which the Company currently expects to include the issuance of debt securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2024 (“2023 Form 10-K”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations, and involve risks and uncertainties that could cause actual results, events, or circumstances to differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to these differences include those set forth in Part I, Item 1A of our 2023 Form 10-K, which are incorporated by reference in this report, as updated and supplemented by the risk factors set forth in Part II, Item 1A “Risk Factors” in this Report as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed below and elsewhere in this Report, including under the caption “Note About Forward-Looking Statements.”
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
The following is a summary of our performance for the periods presented:
•Our revenue was $214.1 million in the three months ended June 30, 2024, compared to $225.8 million in the three months ended June 30, 2023, including net unfavorable foreign currency effects of approximately $1.5 million. Revenue for the six months ended June 30, 2024 was $431.1 million, compared to $457.6 million for the six months ended June 30, 2023, including net unfavorable foreign currency effects of $1.8 million.
•Our gross profit was $45.6 million and our gross margin was 21.3% for the three months ended June 30, 2024, compared to gross profit of $44.0 million and gross margin of 19.5% for the comparable period in 2023. Our gross profit was $87.2 million and our gross margin was 20.2% for the six months ended June 30, 2024, compared to gross profit of $85.2 million and gross margin of 18.6% for the six months ended June 30, 2023.
•Our Ex-TAC Gross Profit(1) was $56.0 million in the three months ended June 30, 2024, compared to $54.6 million in the three months ended June 30, 2023. Our Ex-TAC Gross Profit(1) was $108.1 million for the six months ended June 30, 2024, compared to $106.8 million for the six months ended June 30, 2023.
•Our net loss was $2.2 million, or (4.8)% of gross profit, in the three months ended June 30, 2024, compared to net income of $11.3 million, or 25.6% of gross profit, for the comparable period in 2023. For the six months ended June 30, 2024, our net loss was $7.2 million, or (8.3)% of gross profit, compared to net income of $5.7 million, or 6.7% of gross profit, for the six months ended June 30, 2023.
•Our Adjusted EBITDA(1) was $7.4 million for the three months ended June 30, 2024, compared to $3.5 million for the three months ended June 30, 2023. Adjusted EBITDA(1) was 13.2% and 6.4% of Ex-TAC Gross Profit(1) in the three months ended June 30, 2024 and 2023, respectively. Our Adjusted EBITDA(1) was $8.8 million for the six months ended June 30, 2024, compared to $4.2 million for the six months ended June 30, 2023. Adjusted EBITDA(1) was 8.1% and 3.9% of Ex-TAC Gross Profit(1) for the six months ended June 30, 2024 and 2023, respectively.
______________________
(1)Ex-TAC Gross Profit and Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for definitions and limitations of these measures, and reconciliations to the comparable GAAP financial measures.
Recent Developments
Share Purchase Agreement
On August 1, 2024, we entered into a definitive share purchase agreement (the “Agreement”) with Altice Teads S.A. (the “Seller” or “Altice”), a public limited liability company (société anonyme) incorporated and existing under the laws of the Grand Duchy of Luxembourg and the sole shareholder of Teads S.A., a public limited liability company (société anonyme) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Teads”), and Teads. Pursuant to the Agreement, We agreed to acquire all of the issued and outstanding share capital of Teads upon the terms and subject to the conditions set forth in the Agreement (the “Transaction”).
The Agreement provides for the following consideration to be paid to the Seller at closing of the Transaction (the “Closing”): (1) a cash payment of $725.0 million, subject to certain customary adjustments as set forth in the Agreement (the “Cash Consideration”), (2) $35.0 million newly issued shares of the Company’s common stock, par value $0.001 (the “Common Stock”; such newly issued shares of Common Stock, the “Consideration Common Stock”), and (3) $10.5 million newly issued shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 (the “Series A Preferred Stock” and, together with the Consideration Common Stock, the “Consideration Stock”). Additionally, the Seller will be entitled to a deferred cash payment in an amount equal to $25.0 million payable in one or more installments subject to compliance with the covenants of any of the debt financing(s) described below. Following the Closing, the Seller will own approximately 42% of the Company’s issued and outstanding shares of Common Stock, or 48% assuming conversion of the Series A Preferred Stock (based on the amount of issued and outstanding shares of Common Stock as of June 30, 2024).
Subject to certain conditions, either we or the Seller may terminate the Agreement if the Closing has not occurred by the date which is nine months after the date of the Agreement, which date may be extended for three additional periods of three months each if the reason for not closing is that the regulatory conditions have not been satisfied.

The Agreement contains customary representations, warranties and covenants for a transaction of this type. Closing under the Agreement is subject to customary conditions, including (1) approval of our stockholders to the issuance of the Consideration Stock in accordance with the rules and regulations of the Nasdaq Stock Market and our organizational documents (the “Stockholder Approval”), (2) the absence of any law or order issued by any governmental authority prohibiting or preventing the consummation of the Transaction, (3) obtaining certain regulatory approvals, including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (4) subject to certain exceptions, the accuracy of the representations and warranties of, and compliance with covenants by, each of the parties to the Agreement, and (5) the absence of a Material Adverse Event (as defined in the Agreement).
See Note 15 to the accompanying condensed consolidated financial statements for additional information on the Transaction.
Conditions in Israel
Many of our employees, including certain members of our management team and board of directors, operate from Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business and operations.
In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and the kidnapping of civilians and soldiers. In response, Israel’s security cabinet declared war against Hamas and a military campaign against this terrorist organization commenced in parallel to their continued rocket and terror attacks. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon, as the Hezbollah terror organization has launched strikes on specific targets in Israel. Furthermore, the Houthi movement, which controls parts of Yemen, launched several attacks on marine vessels traversing the Red Sea, which were thought either to be in route toward Israel or to be owned by Israeli persons. The Red Sea is a vital maritime route for international trade traveling to or from Israel, and in response to the Houthi movement’s attacks, coalition forces led by the United States and Great Britain have targeted sites in Yemen. In addition, Iran launched attacks on specific targets in Israel and indicated that it may continue to do so in the future. It is possible that hostilities with Hezbollah in Lebanon and with Iran will further escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries will join or intensify the hostilities and these clashes may escalate in the future into a greater regional conflict.
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
We cannot attribute the impact of the current trends in advertising demand to any particular factor, including the conditions in Israel, and cannot predict the impact if the war continues or escalates further. See Item 1A “Risk Factors” included in our 2023 Form 10-K for more information regarding certain risks associated with the conditions in Israel.
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
We calculate media partner net revenue retention at the end of each quarter by starting with revenue generated on media partners’ properties during the same period in the prior year, “Prior Period Retention Revenue.” We then calculate the revenue generated on these same media partners’ properties in the current period, “Current Period Retention Revenue.” Current Period Retention Revenue reflects any expansions within the media partner relationships, such as any additional placements or properties on which we extend our recommendations, as well as contraction or attrition. Our media partner net revenue retention in a quarter equals the Current Period Retention Revenue divided by the Prior Period Retention Revenue. To calculate media partner net revenue retention for year-to-date and annual periods, we sum the quarterly Current Period Retention Revenue and divide it by the sum of the quarterly Prior Period Retention Revenue. These amounts exclude certain revenue adjustments and revenue recognized on a net basis. Our media partner net revenue retention was approximately 89% for each of the three and six months ended June 30, 2024.
Our growth also depends on our ability to secure partnerships with new media partners. New media partners are defined as those relationships in which revenue was not generated in the prior period, except for limited instances where residual revenue was generated on a media partner’s properties. In such instances, the residual revenue would be excluded from net revenue retention above. Revenue generated on new media partners’ properties contributed approximately 6% and 5%, respectively, to revenue growth for the three and six months ended June 30, 2024.
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

Other Income, Net
Other income, net is comprised of gain on convertible debt, interest expense, and interest income and other income, net.
Gain on Convertible Debt. In April 2023, we repurchased $118.0 million of our outstanding Convertible Notes at a discount of approximately 19% of the principal amount and recorded a pre-tax gain of $22.6 million.
Interest Expense.  Interest expense consists of interest expense on the Convertible Notes, our revolving credit facility and our prior finance leases. Interest expense may increase if we incur any borrowings under our revolving credit facility or if we enter into new debt facilities or finance lease arrangements.
Interest Income and Other Income, net. Interest income and other income, net primarily consists of interest earned on our cash, cash equivalents and investments in marketable securities, discount amortization on our investments in marketable securities, and foreign currency exchange gains and losses. Foreign currency exchange gains and losses, both realized and unrealized, relate to transactions and monetary asset and liability balances denominated in currencies other than the functional currencies, including mark-to-market adjustments on undesignated foreign exchange forward contracts. Foreign currency gains and losses may continue to fluctuate in the future due to changes in foreign currency exchange rates.
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

Results of Operations
We have one operating segment, which is also our reportable segment. The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Condensed Consolidated Statements of Operations:
Revenue	$214,148	$225,800	$431,112	$457,574
Cost of revenue:
Traffic acquisition costs	158,191	171,224	323,001	350,800
Other cost of revenue	10,381	10,555	20,940	21,598
Total cost of revenue	168,572	181,779	343,941	372,398
Gross profit	45,576	44,021	87,171	85,176
Operating expenses:
Research and development	9,400	10,041	18,593	19,352
Sales and marketing	24,777	25,896	48,561	51,644
General and administrative	17,026	15,743	32,241	31,149
Total operating expenses	51,203	51,680	99,395	102,145
Loss from operations	(5,627)	(7,659)	(12,224)	(16,969)
Other income (expense):
Gain on convertible debt	—	22,594	—	22,594
Interest expense	(569)	(1,105)	(1,506)	(2,972)
Interest income and other income, net	2,746	1,515	4,151	5,375
Total other income, net	2,177	23,004	2,645	24,997
(Loss) income before income taxes	(3,450)	15,345	(9,579)	8,028
(Benefit) provision for income taxes	(1,251)	4,063	(2,339)	2,351
Net (loss) income	$(2,199)	$11,282	$(7,240)	$5,677

Other Financial Data:
Research and development as % of revenue	4.4%	4.4%	4.3%	4.2%
Sales and marketing as % of revenue	11.6%	11.5%	11.3%	11.3%
General and administrative as % of revenue	8.0%	7.0%	7.5%	6.8%

Ex-TAC Gross Profit (1)	$55,957	$54,576	$108,111	$106,774
Adjusted EBITDA(1)	$7,409	$3,503	$8,806	$4,198
______________________
(1)Ex-TAC Gross Profit and Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most comparable GAAP financial measures.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Revenue
Revenue decreased $11.7 million, or 5.2%, to $214.1 million for the three months ended June 30, 2024, from $225.8 million for the three months ended June 30, 2023. Revenue for the three months ended June 30, 2024 included net unfavorable foreign currency effects of approximately $1.5 million, and decreased $10.2 million, or 4.5%, on a constant currency basis, compared to the prior year period. Our reported revenue decline was primarily attributable to a decrease of approximately $26 million due to net revenue retention of 89% on existing media partners, as we have experienced lower ad impressions from certain supply partners, as well as weaker demand on our platform. This decrease was partially offset by growth of approximately 6.0%, or $14 million, from new media partners.

See “Non-GAAP Reconciliations” for information regarding the constant currency measures provided in this discussion and below to supplement our reported results.
Cost of Revenue and Gross Profit
Traffic acquisition costs decreased $13.0 million, or 7.6%, to $158.2 million for the three months ended June 30, 2024, compared to $171.2 million in the prior year period. Traffic acquisition costs included net favorable foreign currency effects of approximately $1.2 million, and decreased $11.8 million, or 6.9%, on a constant currency basis, compared to the prior year period. The decrease in traffic acquisition costs was primarily related to the decrease in our revenue, a net favorable change in our revenue mix, and improved performance from certain deals. As a percentage of revenue, traffic acquisition costs decreased 190 basis points to 73.9% for the three months ended June 30, 2024, from 75.8% for the three months ended June 30, 2023.
Other cost of revenue decreased $0.2 million, or 1.6%, to $10.4 million for the three months ended June 30, 2024, compared to $10.6 million in the prior year period, primarily due to lower server depreciation expense and lower network costs. As a percentage of revenue, other cost of revenue remained relatively constant at 4.8% and 4.7% for the three months ended June 30, 2024 and 2023, respectively.
Gross profit increased $1.6 million, or 3.5%, to $45.6 million for the three months ended June 30, 2024, compared to $44.0 million for the three months ended June 30, 2023. This increase was largely attributable to lower traffic acquisition costs, partially offset by lower revenue, as previously described.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit increased $1.4 million, or 2.5%, to $56.0 million for the three months ended June 30, 2024, from $54.6 million for the three months ended June 30, 2023, as the impact of lower revenue was more than offset by the net favorable change in our revenue mix and improved performance from certain deals. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses decreased $0.5 million, or 0.9%, to $51.2 million for the three months ended June 30, 2024, from $51.7 million for the three months ended June 30, 2023, primarily attributable to lower severance and related costs of $1.7 million and a $1.5 million reduction in our provision for credit losses. These decreases were partially offset by a $2.7 million increase in professional fees, largely attributable to acquisition-related costs recorded during the three months ended June 30, 2024.
The components of operating expenses are discussed below:
•Research and development expenses — decreased $0.6 million, primarily due to lower personnel-related costs largely driven by lower severance and related costs during the three months ended June 30, 2024, compared to the prior year period.
•Sales and marketing expenses — decreased $1.1 million, primarily reflecting lower severance and related costs during the three months ended June 30, 2024, compared to the prior year period.
•General and administrative expenses — increased $1.2 million, primarily due to increased professional fees of $2.7 million, largely attributable to acquisition-related costs recorded during the three months ended June 30, 2024, partially offset by a $1.5 million reduction in our provision for credit losses.
Operating expenses as a percentage of revenue increased 100 basis points to 23.9% for the three months ended June 30, 2024 from 22.9% for the three months ended June 30, 2023, primarily due to lower revenue and increased acquisition-related costs.
Total Other Income, Net
Total other income, net, decreased $20.8 million to $2.2 million for the three months ended June 30, 2024, compared to $23.0 million for the three months ended June 30, 2023, primarily due to a pre-tax gain of approximately $22.6 million recorded during the three months ended June 30, 2023 in connection with the partial repurchase of our Convertible Notes. The decrease was partially offset by an increase of $1.4 million resulting from remeasurement of transactions denominated in currencies other than the functional currencies.

Benefit (Provision) for Income Taxes
Benefit from income taxes was $1.3 million for the three months ended June 30, 2024, compared to provision for income taxes of $4.1 million for the three months ended June 30, 2023, primarily due to pre-tax loss during the three months ended June 30, 2024, compared to pre-tax income in the prior year period. Our effective tax rate increased to 36.3% in the three months ended June 30, 2024, compared to 26.5% in the three months ended June 30, 2023, primarily due to an increase in the profitability of non-U.S. jurisdictions and a change to our foreign-derived intangible income deduction partially offset by a change to our uncertain tax positions.
A provision enacted as part of the 2017 Tax Cuts & Jobs Act requires companies to capitalize certain research and experimental expenditures for tax purposes in tax years beginning after December 31, 2021. As a result, we expect to pay higher cash taxes and expect our effective tax rate to be more favorably impacted by a deduction related to foreign-derived intangible income in 2024.
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
Net (Loss) Income
As a result of the foregoing, we recorded net loss of $2.2 million for the three months ended June 30, 2024, as compared to net income of $11.3 million for the three months ended June 30, 2023.
Adjusted EBITDA
Our Adjusted EBITDA increased $3.9 million to $7.4 million for the three months ended June 30, 2024 from $3.5 million for the three months ended June 30, 2023, due to higher Ex-TAC Gross Profit and lower operating expenses, as previously described. See “Non-GAAP Reconciliations” for the related definitions of Adjusted EBITDA and reconciliations to our net income.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Revenue
Revenue decreased $26.5 million, or 5.8%, to $431.1 million for the six months ended June 30, 2024 from $457.6 million for the six months ended June 30, 2023. Revenue for the six months ended June 30, 2024 included net unfavorable foreign currency effects of approximately $1.8 million, and decreased $24.7 million, or 5.4%, on a constant currency basis, compared to the prior year period. Our reported revenue decreased approximately $51 million due to net revenue retention of 89% on existing media partners, as we have experienced lower ad impressions from certain supply partners, as well as weaker demand on our platform. This decrease was partially offset by growth of approximately 5.0%, or $24 million, from new media partners.
See "Non-GAAP Reconciliations" for information regarding the constant currency measures provided in this discussion and below to supplement our reported results.
Cost of Revenue and Gross Profit
Traffic acquisition costs decreased $27.8 million, or 7.9%, to $323.0 million for the six months ended June 30, 2024, compared to $350.8 million in the prior year period. Traffic acquisition costs included net favorable foreign currency effects of approximately $1.1 million, and decreased $26.7 million, or 7.6%, on a constant currency basis, compared to the prior year period. The decrease in traffic acquisition costs was primarily related to the decrease in our revenue, a net favorable change in our revenue mix and improved performance from certain deals. As a percentage of revenue, traffic acquisition costs decreased 180 basis points to 74.9% for the six months ended June 30, 2024, from 76.7% for the six months ended June 30, 2023.
Other cost of revenue decreased $0.7 million, or 3.0%, to $20.9 million for the six months ended June 30, 2024, compared to $21.6 million in the prior year period, primarily due to lower server depreciation expense and lower network costs. As a percentage of revenue, other cost of revenue increased to 4.9% for the six months ended June 30, 2024, from 4.7% for the six months ended June 30, 2023.

Gross profit increased $2.0 million, or 2.3%, to $87.2 million for the six months ended June 30, 2024, compared to $85.2 million for the six months ended June 30, 2023, including net unfavorable foreign currency effects of approximately $0.7 million, as the revenue decline was more than offset by the decrease in the cost of revenue, as previously described.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit increased $1.3 million, or 1.3%, to $108.1 million for the six months ended June 30, 2024, from $106.8 million for the six months ended June 30, 2023, including net unfavorable foreign currency effects of approximately $0.7 million, as the impact of lower revenue was more than offset by the net favorable change in our revenue mix and improved performance from certain deals. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses decreased $2.7 million, or 2.7%, to $99.4 million for the six months ended June 30, 2024, from $102.1 million for the six months ended June 30, 2023, including net favorable foreign currency effects of $0.7 million. The reported decrease in operating expenses was primarily attributable to a $2.4 million decrease in severance and related costs, a lower provision for credit losses of $2.4 million, the absence of the prior year regulatory fees of $1.1 million, and lower expense related to fully amortized intangible assets from a prior acquisition. These decreases were partially offset by higher professional fees of $3.7 million, largely attributable to acquisition-related costs recorded during the second quarter of 2024.
The components of operating expenses as compared to the prior year period are discussed below:
•Research and development expenses — decreased $0.7 million, primarily due to lower personnel-related costs, including lower severance and related costs during the six months ended June 30, 2024, compared to the prior year period.
•Sales and marketing expenses — decreased $3.1 million, primarily due to a $2.8 million decrease in personnel-related costs, including lower severance and related costs of $1.7 million during the six months ended June 30, 2024, compared to the prior year period, as well as lower expense of $0.7 million related to fully amortized intangible assets.
•General and administrative expenses — increased $1.1 million, primarily due to higher professional fees of $3.6 million, largely attributable to acquisition-related costs recorded during the second quarter of 2024, and higher personnel costs of $1.2 million largely driven by increased incentive-based compensation costs. These increases were partially offset by a $2.4 million decrease in the provision for credit losses and the absence of the prior year’s regulatory fees of $1.1 million.
Operating expenses as a percentage of revenue increased 80 basis points to 23.1% for the six months ended June 30, 2024 from 22.3% for the six months ended June 30, 2023, primarily attributable to lower revenue and increased acquisition-related costs.
Total Other Income, Net
Total other income, net decreased $22.4 million, to $2.6 million for the six months ended June 30, 2024, from $25.0 million for the six months ended June 30, 2023, primarily driven by a pre-tax gain of approximately $22.6 million recorded during the three months ended June 30, 2023 in connection with the partial repurchase of our Convertible Notes, as well as more unfavorable mark-to-market adjustments of $1.3 million for undesignated foreign exchange forward contracts used to manage our foreign currency exchange risk on net cash flows from our non-U.S. dollar denominated operations. These decreases were partially offset by reduced interest expense of $1.0 million, due to the lower outstanding principal balance of Convertible Notes.
Benefit (Provision) for Income Taxes
Benefit from income taxes was $2.3 million for the six months ended June 30, 2024, compared to provision for income taxes of $2.4 million for the six months ended June 30, 2023, primarily due to pre-tax loss during the six months ended June 30, 2024, compared to pre-tax income in the prior year period. Our effective tax rate decreased to 24.4% in the six months ended June 30, 2024, compared to 29.3% in the six months ended June 30, 2023, primarily due to a change in our uncertain tax positions and a change to our foreign-derived intangible income deduction, partially offset by an increase in the profitability of non-U.S. jurisdictions and certain non-deductible stock based compensation expenses.

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
Net (Loss) Income
As a result of the foregoing, we recorded net loss of $7.2 million for the six months ended June 30, 2024, as compared to net income of $5.7 million for the six months ended June 30, 2023.
Adjusted EBITDA
Our Adjusted EBITDA increased $4.6 million to $8.8 million for the six months ended June 30, 2024 from $4.2 million for the six months ended June 30, 2023, primarily due to higher Ex-TAC Gross Profit and lower operating expenses, as previously described. See “Non-GAAP Reconciliations” for the related definitions of Adjusted EBITDA and reconciliations to our net (loss) income.
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

The following table presents the reconciliation of Ex-TAC Gross Profit to gross profit, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Revenue	$214,148	$225,800	$431,112	$457,574
Traffic acquisition costs	(158,191)	(171,224)	(323,001)	(350,800)
Other cost of revenue	(10,381)	(10,555)	(20,940)	(21,598)
Gross profit	45,576	44,021	87,171	85,176
Other cost of revenue	10,381	10,555	20,940	21,598
Ex-TAC Gross Profit	$55,957	$54,576	$108,111	$106,774
Adjusted EBITDA
We define Adjusted EBITDA as net (loss) income before interest expense; interest income and other income, net; (benefit) provision for income taxes; depreciation and amortization; stock-based compensation, and other income or expenses that we do not consider indicative of our core operating performance, including, but not limited to regulatory matter costs, and severance costs related to our cost saving initiatives. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period.
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
The following table presents the reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net (loss) income	$(2,199)	$11,282	$(7,240)	$5,677
Gain on convertible debt	—	(22,594)	—	(22,594)
Interest expense	569	1,105	1,506	2,972
Interest income and other income, net	(2,746)	(1,515)	(4,151)	(5,375)
(Benefit) provision for income taxes	(1,251)	4,063	(2,339)	2,351
Depreciation and amortization	4,751	4,875	9,651	10,816
Stock-based compensation	4,508	3,496	7,435	6,107
Regulatory matter costs	—	486	—	1,096
Acquisition-related costs	3,202	—	3,202	—
Severance and related costs	575	2,305	742	3,148
Adjusted EBITDA	$7,409	$3,503	$8,806	$4,198

Net (loss) income as % of gross profit	(4.8)%	25.6%	(8.3)%	6.7%
Adjusted EBITDA as % of Ex-TAC Gross Profit	13.2%	6.4%	8.1%	3.9%

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
The following table presents the reconciliation of free cash flow to net cash provided by (used in) operating activities.

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Net cash provided by (used in) operating activities	$12,236	$(18,651)
Purchases of property and equipment	(2,140)	(5,091)
Capitalized software development costs	(5,130)	(5,503)
Free cash flow	$4,966	$(29,245)
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
In connection with entering into the definitive share purchase agreement to acquire all of the issued and outstanding share capital of Teads, as discussed in more detail under “Recent Developments - Share Purchase Agreement” and Note 15 to the accompanying condensed consolidated financial statements, we entered into a debt commitment letter, dated August 1, 2024 (the “Commitment Letter”), with Goldman Sachs Bank USA, Jefferies Finance LLC and Mizuho Bank, LTD (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties have committed to provide (i) a $100 million senior secured revolving credit facility (the “Revolving Credit Facility”) and (ii) a senior secured bridge facility in an aggregate principal amount of up to $750 million (the “Bridge Facility”). The Bridge Facility will be used to fund the cash consideration for the Transaction to pay fees and expenses related thereto. Additionally, a portion of the Revolving Credit Facility may be used to fund a portion of the cash consideration for the Transaction and to pay fees and expenses related thereto, and will otherwise be available, for working capital and general corporate purposes. The obligation of Commitment Parties to provide the contemplated financings is subject to a number of customary conditions contained in the Commitment Letter, including the execution of definitive debt financing documentation contemplated by the Commitment Letter and the Transaction being consummated substantially contemporaneously with the initial funding of the Bridge Facility. We expect to replace the Bridge Facility with permanent financing, which we currently expect to include the issuance of debt securities.

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

As of June 30, 2024, our available liquidity was follows:

June 30, 2024
(In thousands)
Cash and cash equivalents (1)	$75,080
Short-term investments	87,592
Long-term investments	66,217
Revolving Credit Facility (2)	65,144
Total	$294,033
_____________________________________________
(1)     As of June 30, 2024, approximately $33.3 million of our cash and cash equivalents was held outside of the United States by our non-U.S. subsidiaries. We currently do not have any plans to repatriate our earnings from our foreign subsidiaries. We intend to continue to reinvest our earnings from foreign operations for the foreseeable future, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
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
The Facility contains representations and warranties, including, without limitation, with respect to collateral; accounts receivable; financials; litigation, indictment and compliance with laws; disclosure and no material adverse effect, each of which is a condition to funding. Additionally, the Facility includes events of default and customary affirmative and negative covenants applicable to us and our subsidiaries, including, without limitation, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, restricted payments, and prepayment of the Convertible Notes and of junior indebtedness. The Facility contains a financial covenant that requires, in the event that credit extensions under the Facility equal or exceed 85% of the lesser of the available commitments under the Facility or upon the occurrence of an event of default, our Company to maintain a minimum consolidated monthly fixed charge coverage ratio of 1.00. We were in compliance with all of the financial covenants under the Facility as of June 30, 2024 and December 31, 2023. See Note 9 to the accompanying condensed consolidated financial statements for additional information relating to the Facility.
Material Cash Requirements
As a general matter, our primary uses of liquidity are payments to our media partners, our operating expenses, capital expenditures, our long-term debt and the related interest payments, and repurchases under our $30 million share repurchase program. We may also use our available cash to make acquisitions or investments in complementary companies or technologies. We primarily use our operating cash for payments due to media partners and vendors, as well as for personnel costs, and other employee-related expenditures. Our contracts with media partners are generally variable based on volume or guarantee a minimum rate of payment if the media partner reaches certain performance targets. See “Definitions of Financial and Performance Measures —Traffic Acquisition Costs.”

See above under “Recent Developments - Share Purchase Agreement” and below under Item 1A “Risk Factors” for information regarding cash requirements in connection with the pending Transaction with Teads.
Long-Term Debt
As of June 30, 2024 and December 31, 2023, we had $118.0 million principal amount of Convertible Notes, which mature on July 27, 2026, unless earlier converted, redeemed, or repurchased. Interest on the Convertible Notes is payable semi-annually in arrears on January 27 and July 27 of each year, at a rate of 2.95% per year.
See Note 9 to the accompanying condensed consolidated financial statements for additional information relating to our Convertible Notes.

Other Contractual Cash Obligations
See “Contractual Cash Obligations” disclosure within “Liquidity and Capital Resources” section of our 2023 Form 10-K for detailed disclosures of our other material cash obligations as of December 31, 2023.
Share Repurchases
On December 14, 2022, our Board approved a new stock repurchase program, authorizing us to repurchase up to $30 million of our common stock, par value $0.001 per share, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The repurchase program may be commenced, suspended, or terminated at any time at our discretion without prior notice. During the six months ended June 30, 2024 and 2023 we repurchased 1,410,001 shares and 1,513,073 shares, respectively, with a fair value of $5.9 million and $7.1 million, respectively, under our share repurchase program. As of June 30, 2024, the remaining availability under our $30 million share repurchase program was $6.6 million.
In addition, we periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of our equity incentive plans and the underlying award agreements. During the six months ended June 30, 2024 and 2023, we withheld 84,580 shares and 90,267 shares, respectively, in each case with a fair value of $0.4 million, to satisfy the minimum employee tax withholding obligations.
Capital Expenditures
Our cash flow from investing activities primarily consists of capital expenditures and capitalized software development costs. We spent $2.1 million in capital expenditures during the six months ended June 30, 2024. We currently anticipate that our capital expenditures will be between $7 million and $9 million in 2024, primarily relating to expenditures for servers and related equipment and other equipment. However, actual amounts may vary from these estimates.
Cash Flows
The following table summarizes the major components of our net cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Net cash provided by (used in) operating activities	$12,236	$(18,651)
Net cash (used in) provided by investing activities	(759)	79,398
Net cash used in financing activities	(6,485)	(105,277)
Effect of exchange rate changes	(392)	(1,246)
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,600	$(45,776)
Operating Activities
Net cash from operating activities increased $30.9 million, to net cash provided by operating activities of $12.2 million for the six months ended June 30, 2024, as compared to net cash used in operating activities of $18.7 million for the six months ended June 30, 2023. This increase was primarily driven by a $26.4 million favorable change in our working capital primarily due to faster cash collections and the timing of payments. In addition, net income after non-cash adjustments increased $5.7 million during the six months ended June 30, 2024, compared to the same prior year period.
Our free cash flow for the six months ended June 30, 2024 was $5.0 million, as compared to use of cash of $29.2 million for the six months ended June 30, 2023, primarily reflecting higher operating cash flow, as discussed above, as well as lower capital expenditures. Free cash flow is a supplemental non-GAAP financial measure. See “Non-GAAP Reconciliations” for the related definition and a reconciliation to net cash provided by operating activities.

Investing Activities
Net cash related to investing activities decreased $80.2 million to net cash used in investing activities of $0.8 million in the six months ended June 30, 2024, from net cash provided by investing activities of $79.4 million in the six months ended June 30, 2023. This decrease was primarily driven by lower net proceeds of $83.5 million from sales and maturities of marketable securities under our investment program (net of purchases), largely attributable to our prior year early redemption of $78.9 million of available-for-sale securities in connection with the partial repurchase of our Convertible Notes in April 2023. This decrease was partially offset by lower capital expenditures of $3.0 million during the six months ended June 30, 2024, compared to the prior year period.
Financing Activities
Net cash used in financing activities decreased $98.8 million to $6.5 million in the six months ended June 30, 2024, from $105.3 million in the six months ended June 30, 2023. This favorable change was primarily attributable to $96.2 million of cash used to repurchase half of the Company’s Convertible Notes in April 2023, as well as lower treasury share repurchases of $1.3 million during the six months ended June 30, 2024, compared to the prior year period.
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
Changes in U.S. Dollar against the currencies of the countries in which we operate impact our operating results, as further described in Item 2, “Results of Operations.” The effect of a hypothetical 10% increase or decrease in our weighted-average exchange rates on our revenue, cost of revenue and operating expenses denominated in foreign currencies would result in a $2.6 million unfavorable or favorable change to our operating income for the three months ended June 30, 2024 and a $4.8 million unfavorable or favorable change to our operating income for the six months ended June 30, 2024.
Interest Rate Risk
Our exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, investments and any future borrowings under the Facility. There have been no amounts outstanding under the Facility since we amended and restated our loan agreement in November 2021. Long-term debt recorded on our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 was $118.0 million, and bears a fixed rate of interest.
As of June 30, 2024, our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents of $75.1 million and our investments in marketable securities of $153.8 million under our investment program, which consist of U.S. Treasuries, U.S. government bonds, commercial paper, U.S. corporate bonds and municipal bonds, with maturities from three months to two years from the date of purchase. The primary objectives of our investment program are focused on achieving maximum returns within our investment policy parameters, while preserving capital and maintaining sufficient liquidity. We plan to actively monitor our exposure to the fair value of our investment portfolio in accordance with our policies and procedures, which include monitoring market conditions, to minimize investment risk.
A 100-basis point change in interest rates as of June 30, 2024 would change the fair value of our investment portfolio by approximately $1.4 million. Since our debt investments are classified as available-for-sale, the unrealized gains and losses related to fluctuations in market volatility and interest rates are reflected within accumulated other comprehensive loss within stockholders’ equity in our condensed consolidated balance sheets.
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
Credit Risk
Financial instruments that subject us to concentration of credit risk are cash and cash equivalents, investments and receivables. As part of our ongoing procedures, we monitor the credit levels and the financial condition of our customers in order to minimize our credit risk and require certain customers with higher potential credit risk to prepay for their campaigns. See Item 1A, “Risk Factors” in our 2023 Form 10-K under “We are subject to payment-related risks that may adversely affect our business, working capital, financial condition and results of operations.” We do not factor our accounts receivables, nor do we maintain credit insurance to manage the risk of credit loss. We are also exposed to a risk that the counterparty to our foreign currency forward exchange contracts will fail to meet its contractual obligations. In order to mitigate this risk, we perform an evaluation of our counterparty credit risk and our forward contracts have a term of no more than 18 months.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), as of June 30, 2024. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Risks Related to the Transaction

The completion of the Transaction is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Transaction could have a material adverse effect on the Company.
The completion of the Transaction is subject to a number of conditions, including, among others, (i) receipt of certain regulatory approvals, including those pursuant to applicable non-US antitrust laws and the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) Stockholder Approval and (iii) the absence of an injunction prohibiting the completion of the Transaction, which make the completion and timing of the completion of the Transaction uncertain. Also, either the Company or Altice may terminate the Share Purchase Agreement if the Closing has not occurred by the date which is nine months after the date of the Agreement, which date may be extended for three additional periods of three months each if the reason for not closing is that the regulatory conditions have not been satisfied.
If the Transaction is not completed, the Company’s business may be adversely affected and, without realizing any of the potential benefits of having completed the Transaction, the Company will be subject to a number of risks, including the following:
•the market price of the Company’s common stock could decline to the extent that the current market price reflects a market assumption that the Transaction will be completed;
•the Company may owe termination fees to Altice under certain circumstances;
•the manner in which clients, vendors, business partners and other third parties perceive the Company may be negatively impacted, which in turn could affect its ability to compete for new business;
•time and resources committed by the Company’s management to matters relating to the Transaction could otherwise have been devoted to pursuing other opportunities that may have been beneficial to the Company; and
•the Company will be required to pay its costs relating to the merger, such as legal, accounting and financial advisory fees, whether or not the Transaction is completed.
In addition, if the Transaction is not completed, the Company could be subject to litigation related to any failure to complete the Transaction or related to any enforcement proceeding commenced against it to perform its obligations under the Share Purchase Agreement. Because the Company’s obligations under the Share Purchase Agreement are not conditioned on our receipt of or ability to obtain financing, there is a risk we could be liable for damages to Altice or subject to litigation or enforcement proceedings even in circumstances where our inability to close the transaction is due to a failure to timely obtain financing on the terms contemplated by the Commitment Letter or at all.
Similarly, delays in the completion of the Transaction could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about completion of the Transaction.
Any of these risks could materially and adversely affect the Company’s business, financial condition and results of operation.
The Company and Teads are subject to various uncertainties while the Transaction is pending that could adversely affect their businesses, financial condition and results of operations.
During the pendency of the Transaction, it is possible that customers, suppliers, business partners and other persons with whom the Company or Teads has a business relationship may delay or defer certain business decisions or decide to seek to terminate, change or renegotiate their relationships with the Company or Teads, as the case may be, as a result of the Transaction, which could significantly reduce the expected benefits of the Transaction or negatively affect the Company’s or Teads’ respective revenues, earnings and cash flows, and the market price of our common stock, regardless of whether the Transaction is completed.

Uncertainty about the effects of the Transaction on employees may impair the ability to attract, retain and motivate key personnel during the pendency of the Transaction and, if the Transaction is completed, for a period of time thereafter. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the Company following the completion of the Transaction, the Company may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent.
The Company may not be able to integrate Teads successfully or manage the combined business effectively, and many of the anticipated synergies and other benefits of the Transaction may not be realized or may not be realized within the expected time frame.
The Company entered into the Share Purchase Agreement with the expectation that the Transaction would result in various benefits, including, among other things, operating efficiencies, synergies and cost savings. Achieving the anticipated benefits of the Transaction is subject to a number of uncertainties, including whether the businesses of Outbrain and Teads can be integrated in an efficient and effective manner.
It is possible that the integration process could take longer than anticipated or that the management of the combined organization and achievement of anticipated synergies could be more difficult than expected. The integration process could result in the disruption of ongoing businesses, processes, systems and business relationships or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could have an adverse effect on the Company’s ability to achieve the anticipated benefits of the Transaction. The integration process is subject to a number of risks and uncertainties, and no assurance can be given that the anticipated benefits of the Transaction will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could adversely affect the Company’s future businesses, financial condition, results of operations and prospects.
If the Transaction is completed, Altice will have influence over the Company, including director nomination rights, and their interests may not always coincide with the interests of the other stockholders.
The Share Purchase Agreement provides that the Company and Altice will enter into the Stockholders Agreement at Closing. Pursuant to the Stockholders’ Agreement, the number of directors on the Company’s Board will be increased by two, and Altice will have the right to nominate for election to the Board two persons, one of whom must be non-affiliated with Altice and must qualify as an independent director pursuant to the requirements of Nasdaq. Altice will have the right to nominate: (1) two directors until its affiliated stockholders cease to hold in the aggregate at least 25% of the total voting power of the outstanding capital stock of the Company, and (2) one director until its affiliated stockholders cease to hold in the aggregate at least 10% of the total voting power of the outstanding capital stock of the Company, in each case on an as-converted basis. Additionally, commencing on the third anniversary of the Closing, Altice will have the right to nominate three directors until such time as its affiliated stockholders cease to own at least 30% of the total voting power of the outstanding capital stock of the Company, on an as-converted basis.
The Stockholders Agreement also requires that until such time that Altice’s affiliated stockholders hold in the aggregate less than 15% of the total voting power of the outstanding capital stock of the Company, on an as-converted basis, Altice will take such action necessary to cause its affiliate stockholders to vote their shares at a meeting of the Company’s stockholders in the same manner as recommended by the Board.
If the Transaction is completed, Altice will receive 35 million shares of common stock and 10.5 million shares of Series A Convertible Preferred Stock. Following the Closing, Altice will own approximately 42% of the Company’s issued and outstanding shares of common stock, or approximately 48% assuming conversion of the Series A Preferred Stock (based on the amount of issued and outstanding shares of Common Stock as of June 30, 2024)
The Company will incur a substantial amount of indebtedness in connection with the financing for the Transaction.
The Company expects to fund the cash portion of the consideration for the Transaction by incurring up to $750 million of third-party indebtedness. The Company’s increased indebtedness following the completion of the Transaction could have adverse consequences, including but not limited to:
•requiring us to use a substantial portion of our cash flow to pay interest and principal, which reduces the amount available for operations, distributions, acquisitions and capital expenditures;
•making us more vulnerable to economic and industry downturns and reducing our flexibility to respond to changing business and economic conditions;

•requiring us to agree to less favorable terms, including higher interest rates, in order to incur additional debt, and otherwise limiting our ability to borrow for operations, working capital or to finance acquisitions in the future; or
•limiting our flexibility in conducting our business, which may place us at a disadvantage compared to competitors with less debt or debt with less restrictive terms.
In addition, the Company cannot guarantee that it will be able to generate sufficient cash flow to service and repay this indebtedness, or that it will be able to refinance such indebtedness on favorable terms, or at all. The failure to so repay or refinance such indebtedness could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or market price of our common stock. If the Company is unable to service such indebtedness and fund its operations, the Company may be forced to reduce or delay capital expenditures, seek additional capital, or sell assets. Any such action may not be successful and the Company may be unable to service such indebtedness and its operations, which could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or market price of our common stock.
The Company may not be able to obtain its preferred form of debt financing in connection with the Transaction on anticipated terms or at all.
The Company expects to fund the cash consideration for the Transaction using the proceeds of long-term financing, which the Company currently expects to include the issuance of debt securities. However, there is a risk that market conditions will not be conducive to the Company executing this financing plan with respect to the long-term financing, or that the long-term financing will not be available on favorable terms. As a result, the Company may need to pursue other options, including borrowings under the Bridge Facility, which may result in less favorable financing terms that could increase costs or adversely affect the operations of the Company.
There have been no other material changes to our risk factors as previously disclosed in Item 1A of Part I of the Company’s 2023 Form 10-K, which are incorporated herein by reference.
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
In addition, we may from time to time withhold shares in connection with tax obligations related to vesting of restricted stock units in accordance with the terms of our equity incentive plans and the underlying award agreements. The below table sets forth the repurchases of our common stock for the three months ended June 30, 2024:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit) (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
April 2024	261,650	$4.11	244,448	$7,615
May 2024	221,175	$4.57	219,606	$6,615
June 2024	28,317	$4.57	—	$6,615
TOTAL	511,142	$4.33	464,054
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
2.1*(1)
Share Purchase Agreement, dated August 1, 2024, by and among Outbrain Inc., Altice Teads S.A. and Teads S.A.,including the forms of Certificate of Designation, Stockholders Agreement and Registration Rights Agreement

10.1*†	Form of Executive Restricted Stock Unit Agreement under the Outbrain Inc. 2021 Long-Term Incentive Plan (covering awards held by senior officers, including our CFO and Chief Operating Officer ("COO"))
10.2*†	Form of Special Restricted Stock Unit Agreement under the Outbrain Inc. 2021 Long-Term Incentive Plan (covering award held by our CEO)
10.3*†	Form of Executive Performance Stock Unit Agreement (market-based) under the Outbrain Inc. 2021 Long-Term Incentive Plan (covering awards held by senior officers, including our CFO and COO)
10.4*†	Form of Special Performance Stock Unit Agreement (market-based) under the Outbrain Inc. 2021 Long-Term Incentive Plan (covering award held by our CEO)
10.5*†	Form of Performance-Based Restricted Stock Unit Agreement (financial metric) under the Outbrain Inc. 2021 Long-Term Incentive Plan (covering award held by our COO)
10.6
Stockholder Support Agreement, dated August 1, 2024, by and among Viola Ventures III, L.P. and Yaron Galai, Outbrain Inc. and Altice Teads S.A. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on August 1, 2024 (Film No. 241167763))

10.7*(1)	Commitment Letter, dated August 1, 2024, by and among Outbrain Inc., Goldman Sachs Bank USA, Jefferies Finance LLC and Mizuho Bank LTD.
31.1*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*❖	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________
*     Filed herewith.
❖     This certification is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.
† Compensatory plan or agreement.
(1) Schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2024.

OUTBRAIN INC.

By:	/s/ David Kostman
Name: David Kostman
Title: Chief Executive Officer

By:	/s/ Jason Kiviat
Name: Jason Kiviat
Title: Chief Financial Officer