Form 10-Q
period 2024-09-30
Outbrain Inc.
filed 2024-11-07
CIK 1454938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of October 31, 2024, Outbrain Inc. had 49,649,359 shares of common stock outstanding.

Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements may include, without limitation, statements generally relating to possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives, and statements relating to the Transaction to acquire Teads, as such terms are defined below. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “foresee,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions or are not statements of historical fact. We have based these forward-looking statements largely on our expectations and projections regarding future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including, but not limited to:
•the risk that the conditions to the consummation of the Transaction will not be satisfied (or waived);
•uncertainty as to the timing of the consummation of the Transaction and Outbrain’s and Teads’ ability to complete the Transaction;
•the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Share Purchase Agreement, as defined below;
•the failure to obtain, or delays in obtaining, required regulatory approvals or clearances;
•the risk that any such approval may result in the imposition of conditions that could adversely affect Outbrain or Teads, or the expected benefits of the Transaction;
•the effect of the announcement or pendency of the Transaction on Outbrain’s or Teads’ operating results and business generally;
•risks that the Transaction disrupts current plans and operations or diverts management’s attention from its ongoing business;
•the initiation or outcome of any legal proceedings that may be instituted against Outbrain or Teads, or their respective directors or officers, related to the Transaction;
•unexpected costs, charges or expenses resulting from the Transaction;
•the risk that Outbrain’s stock price may decline significantly if the Transaction is not consummated;
•the effect of the announcement of the Transaction on the ability of Outbrain and Teads to retain and hire key personnel and maintain relationships with their customers, suppliers and others with whom they do business;
•the ability of Outbrain to successfully integrate Teads’ operations, technologies and employees;
•the ability to realize anticipated benefits and synergies of the Transaction, including the expectation of enhancements to Outbrain’s services, greater revenue or growth opportunities, operating efficiencies and cost savings;
•overall advertising demand and traffic generated by our media partners;
•factors that affect advertising demand and spending, such as the continuation or worsening of unfavorable economic or business conditions or downturns, instability or volatility in financial markets, and other events or factors outside of our control, such as U.S. and global recession concerns, geopolitical concerns, including the ongoing war between Ukraine-Russia and conditions in Israel and the Middle East, supply chain issues, inflationary pressures, labor market volatility, bank closures or disruptions, the impact of challenging economic conditions, political and policy uncertainties in connection with the U.S. presidential election, and other factors that have and may further impact advertisers’ ability to pay;
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
•the timing and execution of any cost-saving measures and the impact on our business or strategy; and
•the risks described in the section entitled “Risk Factors” in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2023, in the Form 10-Q filed with the SEC for the quarter ended June 30, 2024, in our definitive proxy statement filed with the SEC on October 31, 2024, and subsequent reports filed with the SEC, and elsewhere in this Report.
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

Part I Financial Information
Item 1. Financial Statements
OUTBRAIN INC.
Condensed Consolidated Balance Sheets
(In thousands, except for number of shares and par value)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$57,061	$70,889
Short-term investments in marketable securities	73,467	94,313
Accounts receivable, net of allowances	157,542	189,334
Prepaid expenses and other current assets	38,133	47,240
Total current assets	326,203	401,776
Non-current assets:
Long-term investments in marketable securities	—	65,767
Property, equipment and capitalized software, net	43,934	42,461
Operating lease right-of-use assets, net	15,791	12,145
Intangible assets, net	17,834	20,396
Goodwill	63,063	63,063
Deferred tax assets	42,166	38,360
Other assets	21,140	20,669
TOTAL ASSETS	$530,131	$664,637

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$123,355	$150,812
Accrued compensation and benefits	18,721	18,620
Accrued and other current liabilities	124,053	119,703
Deferred revenue	6,598	8,486
Total current liabilities	272,727	297,621
Non-current liabilities:
Long-term debt	—	118,000
Operating lease liabilities, non-current	12,634	9,217
Other liabilities	17,614	16,735
TOTAL LIABILITIES	$302,975	$441,573

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock, par value of $0.001 per share − one billion shares authorized; 63,029,098 shares issued and 49,654,192 shares outstanding as of September 30, 2024; 61,567,520 shares issued and 49,726,518 shares outstanding as of December 31, 2023	63	62
Preferred stock, par value of $0.001 per share − 100,000,000 shares authorized, none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	480,440	468,525
Treasury stock, at cost − 13,374,906 shares as of September 30, 2024 and 11,841,002 shares as of December 31, 2023	(74,079)	(67,689)
Accumulated other comprehensive loss	(9,942)	(9,052)
Accumulated deficit	(169,326)	(168,782)
TOTAL STOCKHOLDERS’ EQUITY	227,156	223,064
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$530,131	$664,637

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Operations
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$224,177	$230,015	$655,289	$687,589
Cost of revenue:
Traffic acquisition costs	164,483	173,224	487,484	524,024
Other cost of revenue	10,825	10,401	31,765	31,999
Total cost of revenue	175,308	183,625	519,249	556,023
Gross profit	48,869	46,390	136,040	131,566
Operating expenses:
Research and development	9,053	8,681	27,646	28,033
Sales and marketing	23,201	21,472	71,762	73,116
General and administrative	19,564	13,617	51,805	44,766
Total operating expenses	51,818	43,770	151,213	145,915
(Loss) income from operations	(2,949)	2,620	(15,173)	(14,349)
Other income (expense):
Gain on convertible debt	8,782	—	8,782	22,594
Interest expense	(1,444)	(1,456)	(2,950)	(4,428)
Interest income and other income, net	3,536	358	7,687	5,733
Total other income (expense), net	10,874	(1,098)	13,519	23,899
Income (loss) before income taxes	7,925	1,522	(1,654)	9,550
Provision (benefit) for income taxes	1,229	1,014	(1,110)	3,365
Net income (loss)	$6,696	$508	$(544)	$6,185

Weighted average shares outstanding:
Basic	49,325,518	50,881,194	49,171,414	51,178,127
Diluted	53,908,058	51,240,968	53,701,925	57,696,222

Net income (loss) per common share:
Basic	$0.14	$0.01	$(0.01)	$0.12
Diluted	$0.01	$0.01	$(0.10)	$(0.15)
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$6,696	$508	$(544)	$6,185
Other comprehensive income (loss):
Foreign currency translation adjustments	21	(6)	(1,024)	(2,667)
Unrealized gains on available-for-sale investments in debt securities (net of taxes of $132 and $64 for the three months ended September 30, 2024 and 2023, respectively and $39 and $232 for the nine months ended September 30, 2024 and 2023, respectively)	444	212	134	782
Total other comprehensive income (loss)	465	206	(890)	(1,885)
Comprehensive income (loss)	$7,161	$714	$(1,434)	$4,300
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except for number of shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2024	61,567,520	$62	$468,525	(11,841,002)	$(67,689)	$(9,052)	$(168,782)	$223,064
Vesting of restricted stock units, net of shares withheld for taxes	348,151	—		(37,492)	(153)	—	—	(153)
Shares repurchased under the share repurchase program	—	—	—	(945,947)	(3,862)	—	—	(3,862)
Stock-based compensation	—	—	3,068	—	—	—	—	3,068
Other comprehensive loss	—	—	—	—	—	(148)	—	(148)
Net loss	—	—	—	—	—	—	(5,041)	(5,041)
Balance – March 31, 2024	61,915,671	$62	$471,593	(12,824,441)	$(71,704)	$(9,200)	$(173,823)	$216,928
Vesting of restricted stock units, net of shares withheld for taxes	635,263	1	(1)	(47,088)	(207)	—	—	(207)
Shares repurchased under the share repurchase program	—	—	—	(464,054)	(2,000)	—	—	(2,000)
Stock-based compensation	—	—	4,661	—	—	—	—	4,661
Other comprehensive loss	—	—	—	—	—	(1,207)	—	(1,207)
Net loss	—	—	—	—	—	—	(2,199)	(2,199)
Balance – June 30, 2024	62,550,934	$63	$476,253	(13,335,583)	$(73,911)	$(10,407)	$(176,022)	$215,976
Vesting of restricted stock units, net of shares withheld for taxes	478,164	—	—	(39,323)	(187)	—	—	(187)
Excise taxes on repurchased shares	—	—	—	—	19	—	—	19
Stock-based compensation	—	—	4,187	—	—	—	—	4,187
Other comprehensive income	—	—	—	—	—	465	—	465
Net income	—	—	—	—	—	—	6,696	6,696
Balance – September 30, 2024	63,029,098	$63	$480,440	(13,374,906)	$(74,079)	$(9,942)	$(169,326)	$227,156

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2023	60,175,020	$60	$455,831	(7,948,275)	$(49,168)	$(9,913)	$(179,024)	$217,786
Vesting of restricted stock units, net of shares withheld for taxes	281,469	—	—	(48,202)	(213)	—	—	(213)
Shares repurchased under the share repurchase program	—	—	—	(1,313,073)	(6,142)	—	—	(6,142)
Stock-based compensation	—	—	2,895	—	—	—	—	2,895
Other comprehensive loss	—	—	—	—	—	(800)	—	(800)
Net loss	—	—	—	—	—	—	(5,605)	(5,605)
Balance – March 31, 2023	60,456,489	$60	$458,726	(9,309,550)	$(55,523)	$(10,713)	$(184,629)	$207,921
Vesting of restricted stock units, net of shares withheld for taxes	400,139	1	(1)	(42,065)	(189)	—	—	(189)
Shares repurchased under the share repurchase program	—	—	—	(200,000)	(988)	—	—	(988)
Stock-based compensation	—	—	3,484	—	—	—	—	3,484
Other comprehensive loss	—	—	—	—	—	(1,291)	—	(1,291)
Net income	—	—	—	—	—	—	11,282	11,282
Balance – June 30, 2023	60,856,628	$61	$462,209	(9,551,615)	$(56,700)	$(12,004)	$(173,347)	$220,219
Vesting of restricted stock units, net of shares withheld for taxes	362,857	—	—	(37,776)	(193)	—	—	(193)
Shares repurchased under the share repurchase program	—	—	—	(1,031,100)	(5,526)	—	—	(5,526)
Stock-based compensation	—	—	3,192	—	—	—	—	3,192
Other comprehensive income	—	—	—	—	—	206	—	206
Net income	—	—	—	—	—	—	508	508
Balance – September 30, 2023	61,219,485	$61	$465,401	(10,620,491)	$(62,419)	$(11,798)	$(172,839)	$218,406

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(544)	$6,185
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Gain on convertible debt	(8,782)	(22,594)
Depreciation and amortization of property and equipment	4,654	5,195
Amortization of capitalized software development costs	7,281	7,261
Amortization of intangible assets	2,559	3,301
Amortization of discount on marketable securities	(1,839)	(2,875)
Stock-based compensation	11,487	9,153
Non-cash operating lease expense	3,825	3,361
Provision for credit losses	2,951	6,077
Deferred income taxes	(4,431)	(2,834)
Other	(618)	(234)
Changes in operating assets and liabilities:
Accounts receivable	31,434	3,993
Prepaid expenses and other current assets	9,121	(1,566)
Accounts payable and other current liabilities	(30,563)	(28,355)
Operating lease liabilities	(3,869)	(3,279)
Deferred revenue	(2,051)	97
Other non-current assets and liabilities	5,283	5,383
Net cash provided by (used in) operating activities	25,898	(11,731)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of cash acquired	(181)	(312)
Purchases of property and equipment	(4,668)	(7,870)
Capitalized software development costs	(7,592)	(7,864)
Purchases of marketable securities	(56,166)	(86,885)
Proceeds from sales and maturities of marketable securities	144,257	186,650
Other	(81)	(9)
Net cash provided by investing activities	75,569	83,710

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt obligations	(109,740)	(96,170)
Payment of deferred financing costs	(501)	—
Treasury stock repurchases and share withholdings on vested awards	(6,390)	(13,251)
Principal payments on finance lease obligations	(263)	(1,477)
Payment of contingent consideration liability up to acquisition-date fair value	—	(547)
Net cash used in financing activities	(116,894)	(111,445)

Effect of exchange rate changes	2,034	(1,568)

Net decrease in cash, cash equivalents and restricted cash	(13,393)	(41,034)
Cash, cash equivalents and restricted cash — Beginning	71,079	105,765
Cash, cash equivalents and restricted cash — Ending	$57,686	$64,731

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$57,061	$64,549
Restricted cash, included in other assets	$625	$182
Total cash, cash equivalents, and restricted cash	$57,686	$64,731

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$11,112	$7,548
Cash paid for interest	$4,263	$6,240

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable	$2,219	$2,439
Operating lease right-of-use assets obtained in exchange for lease obligations	$6,445	$4,505
Acquisition consideration payable	$—	$258
Stock-based compensation capitalized for software development costs	$423	$418
Unpaid deferred financing costs in accounts payable and accrued expenses	$2,855	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization, Description of Business and Summary of Significant Accounting Policies
Organization and Description of Business
Outbrain Inc. (together with its subsidiaries, “Outbrain,” the “Company,” “we,” “our” or “us”) was incorporated in August 2006 in Delaware. The Company is headquartered in New York, New York and has wholly owned subsidiaries in Israel, Europe, Asia, Brazil and Australia. In connection with the Company’s initial public offering (“IPO”), its common stock began trading on The Nasdaq Stock Market LLC (“Nasdaq”) on July 23, 2021 under the “OB” ticker symbol.
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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company generally does not require collateral to secure accounts receivable, with the exception of certain customers with higher potential credit risk who are required to prepay for their campaigns. No single advertiser accounted for 10% or more of the Company’s total revenue for the three and nine months ended September 30, 2024 or 2023, or 10% or more of its gross accounts receivable balance as of September 30, 2024 and December 31, 2023.
During the three and nine months ended September 30, 2024 and 2023, none of the Company’s media owners accounted for 10% of its total traffic acquisition costs.
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
2. Revenue Recognition
The following table presents total revenue based on where the Company’s advertisers are physically located:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
USA	$63,978	$70,018	$183,250	$211,123
Europe, the Middle East and Africa (EMEA)	134,469	136,085	401,012	404,325
Other	25,730	23,912	71,027	72,141
Total revenue	$224,177	$230,015	$655,289	$687,589
Contract Balances. There were no contract assets as of September 30, 2024 or December 31, 2023. Contract liabilities primarily relate to advance payments and consideration received from customers. As of September 30, 2024 and December 31, 2023, the Company’s contract liabilities were recorded as deferred revenue in its condensed consolidated balance sheets.

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
The Agreement provides for the following consideration to be paid to the Seller at closing of the Transaction (the “Closing”): (1) a cash payment of $725.0 million, subject to certain customary adjustments as set forth in the Agreement (the “Cash Consideration”), (2) 35.0 million newly issued shares of the Company’s common stock, par value $0.001 (the “Common Stock”; such newly issued shares of Common Stock, the “Consideration Common Stock”), and (3) 10.5 million newly issued shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 (the “Series A Preferred Stock” and, together with the Consideration Common Stock, the “Consideration Stock”). Additionally, the Seller will be entitled to a deferred cash payment in an amount equal to $25.0 million payable in one or more installments subject to compliance with the covenants of any of the debt financing(s) described below. Following the Closing, the Seller will own approximately 41% of the Company’s issued and outstanding shares of Common Stock, or 48% assuming conversion of the Series A Preferred Stock (based on the amount of issued and outstanding shares of Common Stock as of September 30, 2024).
Subject to certain conditions, either the Company or the Seller may terminate the Agreement if the Closing has not occurred by the date which is nine months after the date of the Agreement, which date may be extended for three additional periods of three months each if the reason for not closing is that the regulatory conditions have not been satisfied.
The Agreement contains customary representations, warranties and covenants for a transaction of this type. Closing under the Agreement is subject to customary conditions, including (1) approval of the Company’s stockholders of the issuance of the Consideration Stock in accordance with the rules and regulations of the Nasdaq Stock Market and the Company’s organizational documents (the “Stockholder Approval”), (2) the absence of any law or order issued by any governmental authority prohibiting or preventing the consummation of the Transaction, (3) obtaining certain regulatory approvals, including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (4) subject to certain exceptions, the accuracy of the representations and warranties of, and compliance with covenants by, each of the parties to the Agreement, and (5) the absence of a Material Adverse Event (as defined in the Agreement).
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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Agreement provides that the Company and Seller will enter into a stockholders agreement (the “Stockholders Agreement”) at Closing. Pursuant to the Stockholders Agreement, the number of directors on the Board of Directors of the Company (the “Company Board”) shall be increased by two, and the Seller shall have the right to nominate for election to the Company Board two persons, one of whom shall be non-affiliated with the Seller and must qualify as an independent director pursuant to the requirements of the Nasdaq Stock Market. The Seller shall have the right to nominate (1) two directors until the Seller and its affiliated stockholders cease to hold in the aggregate at least 25% of the total voting power of the outstanding capital stock of the Company and (2) one director until the Seller and its affiliated stockholders cease to hold in the aggregate at least 10% of the total voting power of the outstanding capital stock of the Company, in each case on an as-converted basis. Additionally, commencing on the third anniversary of the Closing, Seller shall have the right to nominate three directors until such time as the Seller and its affiliated stockholders cease to own at least 30% of the total voting power of the outstanding capital stock of the Company, on an as-converted basis.
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
In connection with the execution of the Agreement, each of Viola Ventures III, L.P. and Yaron Galai (together, the “Company Stockholders”) in their respective capacities as stockholders of the Company, entered into a customary Stockholder Support Agreement (the “Support Agreement”) with the Company and Seller, pursuant to which the Company Stockholders agreed, among other things, to vote their respective shares of Common Stock in favor of the Stockholder Approval and any other proposals brought to a vote of stockholders of the Company in furtherance of the Transaction. Notwithstanding the foregoing, the Company Stockholders are permitted to take any action and participate in any discussions or negotiations regarding a Qualifying Purchaser Acquisition Proposal (as defined in the Agreement) to the same extent that the Company is permitted to pursuant to the Agreement. As of September 30, 2024, the Company Stockholders beneficially own an aggregate of approximately 20% of the Company’s issued and outstanding shares of Common Stock.
During the three and nine months ended September 30, 2024, the Company recorded acquisition-related costs of $5.6 million and $8.8 million, respectively. See Note 10 for financing arrangements associated with the Agreement.
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
In addition, during the nine months ended September 30, 2024 and 2023, the Company recorded other severance and related benefit costs of $0.7 million and $0.8 million, respectively, in connection with restructuring activities taken during the respective periods.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. Investments in Marketable Securities
All of the Company’s debt securities are classified as available-for-sale. The Company’s cash equivalents and investments as of September 30, 2024 and December 31, 2023 consisted of the following:

		September 30, 2024
(In thousands)	Fair Value Level	Amortized cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments	Long-term investments
Money market funds	1	$21,671	$—	$—	$21,671	$21,671	$—	$—
U.S. Treasuries	2	7,435	17	—	7,452	—	7,452	—
U.S. Government bonds	2	7,448	17	(3)	7,462	—	7,462	—
Commercial paper	2	6,643	2	—	6,645	—	6,645	—
U.S. Corporate bonds	2	51,784	135	(11)	51,908	—	51,908	—
Total cash equivalents and investments		$94,981	$171	$(14)	$95,138	$21,671	$73,467	$—

		December 31, 2023
(In thousands)	Fair Value Level	Amortized cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments	Long-term investments
Money market funds	1	$15,355	$—	$—	$15,355	$15,355	$—	$—
U.S. Treasuries	2	14,977	1	(29)	14,949	3,497	11,452	—
U.S. Government bonds	2	39,048	40	(114)	38,974	—	20,762	18,212
Commercial paper	2	9,422	11	(3)	9,430	—	9,430	—
U.S. Corporate bonds	2	100,146	275	(197)	100,224	—	52,669	47,555
Total cash equivalents and investments		$178,948	$327	$(343)	$178,932	$18,852	$94,313	$65,767
__________________________
(1) The amortized cost of debt securities excludes accrued interest of $0.8 million and $1.4 million, respectively, recorded within prepaid expenses and other current assets in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
In connection with the Company’s repurchases of 2.95% Convertible Senior Notes due 2026 (“Convertible Notes”) in September 2024 and April 2023 (see Note 10), the Company redeemed some of its available-for-sale marketable securities prior to their maturities to finance these debt repurchases. During the nine months ended September 30, 2024 and 2023, proceeds from the sales of securities were $53.0 million and $78.9 million, respectively, which included gross realized gains of $0.4 million and gross realized losses of $0.6 million, respectively, which were released from other comprehensive loss and recorded within interest income and other income, net in the Company’s condensed consolidated statement of operations for these periods. The gross realized gains and losses were determined using the specific identification method.
As of September 30, 2024, all of the Company’s available-for-sale securities with a fair value of $95.1 million mature within one year.
The following tables present the fair value of investments and gross unrealized losses recorded in other comprehensive loss, by investment category, all of which have been in an unrealized loss position for 12 months or more as of September 30, 2024:

	September 30, 2024
	12 Months or More
(In thousands)	Fair Value	Unrealized Loss
U.S. Government bonds	$1,998	$(3)
U.S. Corporate bonds	18,968	(11)
Total	$20,966	$(14)

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
For marketable securities in unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of September 30, 2024 and December 31, 2023.
6. Goodwill and Intangible Assets
The Company’s goodwill balance as of September 30, 2024 and December 31, 2023 was $63.1 million. The Company has not recorded any accumulated impairments of goodwill.
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows:

	September 30, 2024
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	8.0 years	$18,411	$(11,837)	$6,574
Customer relationships	5.0 years	6,027	(5,695)	332
Publisher relationships	8.0 years	19,086	(11,986)	7,100
Trade names	8.8 years	5,348	(2,255)	3,093
Content provider relationships	5.0 years	284	(155)	129
Other	15.8 years	928	(322)	606
Total intangible assets, net		$50,084	$(32,250)	$17,834

	December 31, 2023
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	8.0 years	$18,410	$(10,900)	$7,510
Customer relationships	5.0 years	5,972	(5,530)	442
Publisher relationships	8.0 years	18,973	(10,863)	8,110
Trade names	8.8 years	5,326	(1,779)	3,547
Content provider relationships	5.0 years	284	(113)	171
Other	15.8 years	898	(282)	616
Total intangible assets, net		$49,863	$(29,467)	$20,396
No impairment charges were recorded for the Company’s intangible assets subject to amortization during the three and nine months ended September 30, 2024 and 2023.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2024, estimated amortization related to the Company’s identifiable acquisition-related intangible assets in future periods was as follows:

Amount
(In thousands)
2024	$868
2025	3,471
2026	3,471
2027	3,117
2028	3,062
Thereafter	3,845
Total	$17,834
7. Balance Sheet Components
Accounts Receivable and Allowance for Credit Losses
Accounts receivable, net of allowance for credit losses consists of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Accounts receivable	$167,492	$199,714
Allowance for credit losses	(9,950)	(10,380)
Accounts receivable, net of allowance for credit losses	$157,542	$189,334
The allowance for credit losses consists of the following activity:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
	(In thousands)
Allowance for credit losses, beginning balance	$10,380	$5,512
Provision for credit losses	2,601	8,220
Write-offs	(3,031)	(3,352)
Allowance for credit losses, ending balance	$9,950	$10,380
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Prepaid traffic acquisition costs	$16,360	$26,398
Prepaid taxes	13,194	11,371
Prepaid software licenses	2,380	2,224
Other prepaid expenses and other current assets	6,199	7,247
Total prepaid expenses and other current assets	$38,133	$47,240

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consists of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Capitalized software development costs	$85,981	$78,389
Computer and equipment	66,637	61,529
Leasehold improvements	3,367	3,300
Software	2,916	3,221
Furniture and fixtures	1,213	1,098
Property, equipment, and capitalized software, gross	160,114	147,537
Less: accumulated depreciation and amortization	(116,180)	(105,076)
Total property, equipment and capitalized software, net	$43,934	$42,461
Accrued and Other Current Liabilities
Accrued and other current liabilities consists of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Accrued traffic acquisition costs	$80,326	$75,870
Accrued agency commissions	14,840	12,376
Accrued professional fees	11,142	3,261
Accrued tax liabilities	6,795	15,596
Operating lease obligations, current	3,869	3,684
Interest payable	58	1,566
Other	7,023	7,350
Total accrued and other current liabilities	$124,053	$119,703
In addition to accrued traffic acquisition costs, accounts payable includes $108.1 million and $137.6 million of traffic acquisition costs as of September 30, 2024 and December 31, 2023, respectively.
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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	September 30, 2024
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$21,671	$73,467	$—	$95,138
Restricted time deposit (2)	—	625	—	625
Severance pay fund deposits (2)	—	4,682	—	4,682
Foreign currency forward contract (3)	—	295	—	295
Total financial assets	$21,671	$79,069	$—	$100,740
Financial Liabilities:
Foreign currency forward contract (4)	—	266	—	266
Total financial liabilities	$—	$266	$—	$266

	December 31, 2023
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$15,355	$163,577	$—	$178,932
Restricted time deposit (2)	—	190	—	190
Severance pay fund deposits (2)	—	4,901	—	4,901
Foreign currency forward contract (3)	—	1,254	—	1,254
Total financial assets	$15,355	$169,922	$—	$185,277
Financial Liabilities:
Foreign currency forward contract (4)	—	106	—	106
Total financial liabilities	$—	$106	$—	$106
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
By entering into foreign currency forward contracts, the Company is exposed to a potential credit risk that the counterparty to its contracts will fail to meet its contractual obligations. If a counterparty fails to perform, the Company’s maximum credit risk exposure would be the positive fair value of the foreign currency forward contracts, or any asset balance, which represents the amount the counterparty owes to the Company. In order to mitigate the counterparty risk, the Company performs an evaluation of its counterparty credit worthiness, and its forward contracts have a term of no more than 18 months. During the three and nine months ended September 30, 2024, the Company recognized net gains of $0.4 million and net losses of $1.1 million, respectively, within interest income and other income, net in its condensed consolidated statements of operations, related to mark-to-market adjustments on its undesignated foreign currency forward contacts. The Company recorded corresponding net losses of $1.0 million and $1.2 million, respectively, for the three and nine months ended September 30, 2023.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
There were no Convertible Notes outstanding as of September 30, 2024. Previously, Convertible Notes were recorded within long-term debt on the Company’s condensed consolidated balance sheets at their carrying value, which may differ from their fair value. The fair value of Convertible Notes was estimated using external pricing data, including any available market data for other debt instruments with similar characteristics. The following table summarizes the carrying value and the estimated fair value of the Convertible Notes as of December 31, 2023, based on Level II measurements of the fair value hierarchy.

	December 31, 2023
	Carrying Value	Estimated Fair Value
	(In thousands)
Convertible Notes	$118,000	$95,958
9. Leases
The Company leases certain office facilities, managed data center facilities and vehicles under non-cancelable operating lease arrangements for its U.S. and international locations that expire on various dates through 2032.
The following table summarizes assets and liabilities related to the Company’s operating leases and it’s prior finance leases:

	Condensed Consolidated Balance Sheets Location	September 30, 2024	December 31, 2023
		(In thousands)
Lease assets:
Operating leases	Operating lease right-of-use assets, net	$15,791	$12,145
Finance leases	Property, equipment and capitalized software, net	—	226
Total lease assets		$15,791	$12,371

Lease liabilities:
Current liabilities:
Operating leases	Accrued and other current liabilities	$3,869	$3,684
Finance leases	Accrued and other current liabilities	—	254
Non-current liabilities:
Operating leases	Operating lease liabilities, non-current	12,634	9,217
Total lease liabilities		$16,503	$13,155
The following table presents the components of the Company’s total lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Operating lease cost
Fixed lease costs (1)	$1,339	$1,079	$3,825	$3,361
Variable lease costs (2)	74	98	270	256
Short-term lease costs (1)	141	157	386	459
Finance lease cost:
Depreciation (3)	—	397	226	1,324
Interest (4)	—	16	3	75
Total lease cost	$1,554	$1,747	$4,710	$5,475
___________________________________________
(1)Recorded within cost of revenue and operating expenses.
(2)Recorded within operating expenses.
(3)Recorded within cost of revenue.
(4)Recorded within interest expense.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2024, the maturities of the Company’s lease liabilities under operating leases were as follows:

Year	Operating Leases
(In thousands)
Remainder of 2024	$1,274
2025	5,127
2026	4,300
2027	3,824
2028	2,462
Thereafter	3,618
Total minimum payments required	$20,605
Less: imputed interest	(4,102)
Total present value of lease liabilities	$16,503
10. Long-Term Debt
Commitment Letter
In connection with the entry into the Agreement with Altice, pursuant to which the Company agreed to acquire all of the issued and outstanding share capital of Teads (see Note 3), the Company entered into a debt commitment letter, dated August 1, 2024 (the “Commitment Letter”), with Goldman Sachs Bank USA, Jefferies Finance LLC and Mizuho Bank, LTD (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties have committed to provide (i) a $100 million senior secured revolving credit facility (the “New Revolving Credit Facility”) and (ii) a senior secured bridge facility in an aggregate principal amount of up to $750 million (the “Bridge Facility”). The Bridge Facility may be used to fund the cash consideration for the Transaction and to pay related fees and expenses. Additionally, up to $20 million of the New Revolving Credit Facility may be used to fund a portion of the cash consideration for the Transaction and to pay fees and expenses related thereto, and will otherwise be available, for working capital and general corporate purposes. The obligation of the Commitment Parties to provide the contemplated financings is subject to a number of customary conditions contained in the Commitment Letter, including the execution of definitive debt financing documentation contemplated by the Commitment Letter and the Transaction being consummated substantially contemporaneously with the initial funding of the Bridge Facility. As of September 30, 2024, there were no outstanding borrowings under the Bridge Facility. As of September 30, 2024, the Company recorded $1.8 million of deferred financing costs associated with the Bridge Facility, which are being amortized over the expected period until permanent financing is in place.
The Company expects to replace the Bridge Facility with permanent financing, which the Company currently expects to include the issuance of debt securities or term loans.

Convertible Notes
As of December 31, 2023, the Company had $118.0 million principal amount of Convertible Notes outstanding, pursuant to an indenture, dated as of July 27, 2021 (the “Indenture”), between the Company and The Bank of New York Mellon, as trustee. The Convertible Notes were scheduled to mature on July 27, 2026, unless earlier converted, redeemed, or repurchased. During the three months ended September 30, 2024, all of the outstanding Convertible notes were repurchased, as further described below.
On April 14, 2023, the Company repurchased $118.0 million aggregate principal amount of the Convertible Notes out of the initially issued principal balance of $236.0 million via a privately negotiated repurchase agreement with Baupost Group Securities, L.L.C. (“Baupost”), the sole holder of the Convertible Notes, for approximately $96.2 million in cash, including accrued interest, representing a discount of approximately 19% to the principal amount of the repurchased notes. As a result, the Company recorded a pre-tax gain of approximately $22.6 million within gain on convertible debt in the Company’s consolidated statement of operations for the nine months ended September 30, 2023.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On September 19, 2024, the Company repurchased the remaining $118.0 million aggregate principal amount of the Convertible Notes via a privately negotiated repurchase agreement with Baupost, for approximately $109.7 million in cash, including accrued interest, representing a discount of approximately 7.5% to the principal amount of the repurchased notes. As a result, the Company recorded a pre-tax gain of approximately $8.8 million within gain on convertible debt in the Company’s consolidated statement of operations for the nine months ended September 30, 2024.
Following the closing of the repurchases, the repurchased notes were cancelled by the Trustee, and there were no Convertible Notes outstanding as of September 30, 2024.
Interest on the Convertible Notes was payable semi-annually in arrears on January 27 and July 27 of each year, beginning on January 27, 2022, at a rate of 2.95% per year. The initial conversion rate for the Convertible Notes was 40 shares of the Common Stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of $25 per share of the Company’s common stock), subject to adjustment.
See Note 9 to the Company’s 2023 Annual Report on Form 10-K for additional information relating to the Company’s Convertible Notes, including the redemption and conversion provisions.
Revolving Credit Facility
The Company’s First Amendment to the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, a division of First Citizens Bank & Trust Company, provides, subject to borrowing availability and certain other conditions, for revolving loans in an aggregate principal amount of up to $75.0 million (the “Facility”), with a $15.0 million sub-facility for letters of credit. The Company’s borrowing availability under the Facility is calculated by reference to a borrowing base which is determined by specified percentages of eligible accounts receivable. The Facility will terminate on November 2, 2026.
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
The Facility contains representations and warranties, including, without limitation, with respect to collateral; accounts receivable; financials; litigation, indictment and compliance with laws; disclosure and no material adverse effect, each of which is a condition to funding. Additionally, the Facility includes events of default and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, without limitation, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, restricted payments and prepayment of junior indebtedness. The Facility contains a financial covenant that requires, in the event that credit extensions under the Facility equal or exceed 85% of the available commitments under the Facility or upon the occurrence of an event of default, the Company to maintain a minimum consolidated monthly fixed charge coverage ratio of 1.00. The obligations of the Company, and the other subsidiary co-borrowers under the 2021 Revolving Credit Facility are secured by a first-priority lien on substantially all the assets of the Company and such other subsidiary co-borrowers.
The Company was in compliance with all of the related financial covenants as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, the Company had no borrowings outstanding under the Facility and its available borrowing capacity was $73.9 million and $75.0 million, respectively, based on the defined borrowing formula. Other assets in the Company’s condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 included deferred financing costs of $0.2 million and $0.3 million, respectively, which are being amortized over the term of the Facility.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. Income Taxes
The Company’s interim (benefit) provision for income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income, and adjusted for the tax effects of any discrete items. The Company’s effective tax rates for the three and nine months ended September 30, 2024 were 15.5% and 67.1%, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2023 were 66.6% and 35.2%, respectively. The Company’s effective tax rate for the three months ended September 30, 2024 was lower than the U.S. federal statutory tax rate of 21%, primarily due to a deduction related to foreign-derived intangible income and the favorable impact of uncertain tax positions, partially offset by the tax impact related to the profitability of non-U.S. jurisdictions and certain non-deductible stock-based compensation and transaction costs. For the nine months ended September 30, 2024, the Company’s effective tax rate was higher than the U.S. federal statutory tax rate of 21%, primarily due to the unfavorable impact of uncertain tax positions (including resolution of a tax audit) and the change in the valuation allowance, partially offset by certain non-deductible stock-based compensation and transaction costs. The Company’s effective tax rates for the three and nine months ended September 30, 2023 were higher than the United States federal statutory tax rate of 21%, primarily due to the tax impact related to the profitability of non-U.S. jurisdictions and certain non-deductible stock-based compensation expenses, partially offset by a deduction related to foreign-derived intangible income.
12. Commitments and Contingencies
Share Purchase Agreement
On August 1, 2024, the Company entered into the Agreement with Altice to acquire all of the issued and outstanding share capital of Teads. The Company intends to fund the cash consideration for the Transaction, and pay related fees and expenses, with the net proceeds from permanent financing and cash on hand. See Notes 3 and 10 for additional information.

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
13. Stockholders’ Equity
Share Repurchases
On December 14, 2022, the Company’s Board of Directors (the “Board”) approved a new share repurchase program, authorizing the Company to repurchase up to $30 million of its common stock, par value $0.001 per share, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The repurchase program may be commenced, suspended, or terminated at any time by the Company at its discretion without prior notice. There were no share repurchases under the Company’s share repurchase program during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company repurchased 1,410,001 shares with a fair value of $5.8 million. During the three and nine months ended September 30, 2023, the Company repurchased 1,031,100 and 2,544,173 shares, respectively, with a fair value of $5.5 million and $12.7 million, respectively.
As of September 30, 2024, the remaining availability under the Company’s $30 million share repurchase program was $6.6 million. Commission costs associated with share repurchases and excise taxes accrued as a result of the Inflation Reduction Act of 2022 do not reduce the remaining authorized amount under the repurchase programs.
In addition, the Company may periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of the Company’s equity incentive plans and the underlying award agreements.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three and nine months ended September 30, 2024, the Company withheld 39,323 and 123,903 shares, respectively, with a fair value of $0.2 million and $0.5 million, respectively, to satisfy the employee tax withholding obligations. For the three and nine months ended September 30, 2023, the Company withheld 37,776 shares and 128,043 shares, respectively, with a fair value of $0.2 million and $0.6 million, respectively.
The following table details the changes in accumulated other compressive loss, net of tax:

	Foreign Currency Translation Loss	Unrealized (Loss) Gain on Investments in Marketable Securities	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance–December 31, 2023	$(9,039)	$(13)	$(9,052)
Other comprehensive (loss) income, net of tax:
Other comprehensive (loss) income before reclassifications	(1,024)	403	(621)
Realized gains from sales of investments in marketable securities reclassified to earnings	—	(269)	(269)
Other comprehensive (loss) income, net of tax	(1,024)	134	(890)
Balance–September 30, 2024	$(10,063)	$121	$(9,942)
During the nine months ended September 30, 2023, $0.4 million of realized losses on investments in marketable securities, net of taxes, were released from accumulated other comprehensive loss to earnings, and recorded within interest income and other income, net in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2023. The tax effects associated with the realized and unrealized gains (losses) on investments in marketable securities were not material.
14. Stock-based Compensation
Equity Incentive Plans
In July 2021, the Board and the Company’s stockholders approved the 2021 Long-Term Incentive Plan (the “2021 Plan”), which may be used to grant, among other award types, stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”). The number of shares of common stock reserved for future issuance under the 2021 Plan will be increased pursuant to provisions for annual automatic evergreen increases. The Company’s previous awards issued under its 2007 Omnibus Securities and Incentive Plan, as amended and restated on January 21, 2009 (the “2007 Plan”), remain subject to the 2007 Plan. As of September 30, 2024, 5,241,254 and 1,413,765 shares were available for grant under the 2021 Plan and the 2007 Plan, respectively. The Company generally issues new shares for stock option exercises and vesting of RSUs.
The Company recognizes stock-based compensation expense for stock-based awards based on the estimated fair value of the awards, as further described below, and accounts for forfeitures as they occur. The following table summarizes stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Research and development	$823	$787	$2,529	$2,326
Sales and marketing	1,324	1,100	4,094	3,348
General and administrative	1,905	1,159	4,864	3,479
Total stock-based compensation	$4,052	$3,046	$11,487	$9,153
As of September 30, 2024, the Company’s remaining unrecognized stock-based compensation expense was $0.2 million for unvested stock options, $22.7 million for unvested RSUs and $2.6 million for unvested PSUs.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes stock option, RSU and PSU activity for the nine months ended September 30, 2024:

	Stock Options (1)	RSUs	PSUs
Outstanding—December 31, 2023	2,409,553	3,417,083	90,000
Granted	—	2,710,487	1,136,600
Exercised/Vested	—	(1,461,578)	—
Forfeited	(615,924)	(332,150)	—
Outstanding—September 30, 2024	1,793,629	4,333,842	1,226,600
__________________________
(1) December 31, 2023 balance includes 2,861 stock appreciation rights (SARs), which expired in September 2024.
Stock Options
The Company estimates the fair value of its stock option awards on the grant date using the Black-Scholes option pricing model. There were no stock options granted during the nine months ended September 30, 2024.
Service-based Restricted Stock Units
The Company grants service-based RSUs to its employees and non-employee directors, which generally vest over a period of three to four years. The fair values of service-based RSUs are based on the fair value of the Company's common stock on the date of grant. During the nine months ended September 30, 2024, the Company granted 2,710,487 service-based RSUs with a weighted average grant date fair value of $4.53 per share.
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

Nine Months Ended September 30, 2024
Weighted average grant date fair value	$2.86
Expected volatility	60.68%
Risk-free rate	4.53%
Expected dividend yield	—

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock-Based Awards Granted Outside of Equity Incentive Plans
Warrants
The Company issued equity-classified warrants to purchase shares of common stock to certain third-party advisors, consultants, and financial institutions, which expire between November 2024 and September 2026. As of September 30, 2024 and December 31, 2023, 188,235 warrants were outstanding and exercisable with a weighted average exercise price of $7.57.
Employee Stock Purchase Plan
As of September 30, 2024, approximately 2,849,545 shares of Common Stock have been reserved for issuance under the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”), which is subject to annual automatic evergreen increases. There have been no shares purchased under the ESPP as it is not yet active.
See Note 13 to the Company’s 2023 Annual Report on Form 10-K for additional information relating to the Company’s share-based compensation awards.
15. Net Income (Loss) Per Common Share
The following table presents the computation of the Company’s basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Numerator:
Net income (loss) attributed to common stockholders - basic	$6,696	$508	$(544)	$6,185
Adjustments related to convertible debt (1)	(6,173)	—	(4,834)	(14,588)
Net income (loss) attributable to common stockholders - diluted	$523	$508	$(5,378)	$(8,403)

Denominator:
Basic weighted-average shares	49,325,518	50,881,194	49,171,414	51,178,127
Weighted-average dilutive share equivalents:
Convertible debt	4,155,652	—	4,530,511	6,518,095
Restricted stock units	426,888	359,774	—	—
Diluted weighted-average shares	53,908,058	51,240,968	53,701,925	57,696,222

Net income (loss) per share:
Basic	$0.14	$0.01	$(0.01)	$0.12
Diluted	$0.01	$0.01	$(0.10)	$(0.15)
___________________________
(1) The Company used the if-converted method to calculate the dilutive impact of the Convertible Notes, which assumes share settlement as of the beginning of the period if the effect is more dilutive than cash settlement.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following weighted-average shares have been excluded from the calculation of diluted net (loss) income per share for each period presented because they are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Convertible debt	—	4,720,000	—	—
Options to purchase common stock	2,275,077	2,478,995	2,337,331	2,562,276
Warrants	188,235	188,235	188,235	188,235
Restricted stock units	794,716	1,511,114	3,854,406	3,158,901
Performance-based stock units	1,010,353	90,000	492,353	38,571
Total shares excluded from diluted loss per share	4,268,381	8,988,344	6,872,325	5,947,983

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2024 (“2023 Form 10-K”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations, and involve risks and uncertainties that could cause actual results, events, or circumstances to differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to these differences include those set forth in Part I, Item 1A of our 2023 Form 10-K and in the section entitled “Risk Factors” in our definitive proxy statement filed with the SEC on October 31, 2024, which are incorporated by reference in this report, as updated and supplemented by the risk factors set forth in Part II, Item 1A “Risk Factors” in this Report as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed below and elsewhere in this Report, including under the caption “Note About Forward-Looking Statements.”
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
Outbrain is a leading technology platform that drives business results by connecting media owners and advertisers with engaged audiences to drive business outcomes, reaching over a billion unique consumers around the world. Outbrain’s artificial intelligence (“AI”) prediction engine powers a two-sided platform (including our proprietary demand side platforms and supply side platform) for advertisers and media owners that delivers concrete business outcomes enabling advertisers to maximize return-on-ad-spend (“ROAS”). Our platform enables thousands of digital media owners to provide tailored experiences to their audiences, delivering audience engagement and monetization. For tens of thousands of advertisers, from enterprise brands to performance marketers, our platform optimizes audience attention and engagement to deliver greater return on investment at each step of the marketing funnel.
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
•Advertisers. We offer unique advertising solutions across the marketing funnel and provide a single access point to not only reach, but drive real business outcomes from consumers across the Open Internet. We provide advertisers from enterprise brands to performance marketers, as well as their agencies, with solutions to optimize consumer attention and engagement, to deliver accountable business results and greater return on investment.

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
The following is a summary of our performance for the periods presented:
•Our revenue was $224.2 million in the three months ended September 30, 2024, compared to $230.0 million in the three months ended September 30, 2023, including net favorable foreign currency effects of approximately $1.3 million. Revenue for the nine months ended September 30, 2024 was $655.3 million, compared to $687.6 million for the nine months ended September 30, 2023.
•Our gross profit was $48.9 million and our gross margin was 21.8% for the three months ended September 30, 2024, compared to gross profit of $46.4 million and gross margin of 20.2% for the comparable period in 2023. Our gross profit was $136.0 million and our gross margin was 20.8% for the nine months ended September 30, 2024, compared to gross profit of $131.6 million and gross margin of 19.1% for the nine months ended September 30, 2023.
•Our Ex-TAC Gross Profit(1) was $59.7 million in the three months ended September 30, 2024, compared to $56.8 million in the three months ended September 30, 2023. Our Ex-TAC Gross Profit(1) was $167.8 million for the nine months ended September 30, 2024, compared to $163.6 million for the nine months ended September 30, 2023.
•Our net income was $6.7 million, or 13.7% of gross profit, in the three months ended September 30, 2024, compared to net income of $0.5 million, or 1.1% of gross profit, for the comparable period in 2023. For the nine months ended September 30, 2024, our net loss was $0.5 million, or (0.4)% of gross profit, compared to net income of $6.2 million, or 4.7% of gross profit, for the nine months ended September 30, 2023.
•Our Adjusted EBITDA(1) was $11.5 million for the three months ended September 30, 2024, compared to $10.3 million for the three months ended September 30, 2023. Adjusted EBITDA(1) was 19.3% and 18.1% of Ex-TAC Gross Profit(1) in the three months ended September 30, 2024 and 2023, respectively. Our Adjusted EBITDA(1) was $20.3 million for the nine months ended September 30, 2024, compared to $14.5 million for the nine months ended September 30, 2023. Adjusted EBITDA(1) was 12.1% and 8.8% of Ex-TAC Gross Profit(1) for the nine months ended September 30, 2024 and 2023, respectively.
______________________
(1)Ex-TAC Gross Profit, Adjusted EBITDA, Adjusted EBITDA as a percentage of Ex-TAC Gross Profit, and constant currency measures are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for definitions and limitations of these measures, and reconciliations to the comparable GAAP financial measures.
Recent Developments
Repurchase of Outstanding Convertible Notes
On September 19, 2024, we repurchased the remaining $118.0 million aggregate principal amount of our 2.95% Convertible Senior Notes due 2026 (the “Convertible Notes”) out of the initially issued principal balance of $236.0 million via a privately negotiated repurchase agreement with Baupost Group Securities, L.L.C., the sole holder of the Convertible Notes, for approximately $109.7 million in cash, including accrued interest, representing a discount of approximately 7.5% to the principal amount of the repurchased notes. As a result, we recorded a pre-tax gain of approximately $8.8 million within gain on convertible debt in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2024. Following the closing of the repurchase, the repurchased notes were cancelled by The Bank of New York Mellon (the “Trustee”), and there were no Convertible Notes outstanding as of September 30, 2024.
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

The Agreement provides for the following consideration to be paid to the Seller at closing of the Transaction (the “Closing”): (1) a cash payment of $725.0 million, subject to certain customary adjustments as set forth in the Agreement (the “Cash Consideration”), (2) 35.0 million newly issued shares of the Company’s common stock, par value $0.001 (the “Common Stock”; such newly issued shares of Common Stock, the “Consideration Common Stock”), and (3) 10.5 million newly issued shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 (the “Series A Preferred Stock” and, together with the Consideration Common Stock, the “Consideration Stock”). Additionally, the Seller will be entitled to a deferred cash payment in an amount equal to $25.0 million payable in one or more installments subject to compliance with the financing covenants. Following the Closing, the Seller will own approximately 41% of the Company’s issued and outstanding shares of Common Stock, or 48% assuming conversion of the Series A Preferred Stock (based on the amount of issued and outstanding shares of Common Stock as of September 30, 2024).
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
See Notes 3 and 10 to the accompanying condensed consolidated financial statements for additional information on the Transaction.
Conditions in Israel
Many of our employees, including certain members of our management team and board of directors, operate from Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business and operations. In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and the kidnapping of civilians and soldiers. In response, Israel’s security cabinet declared war against Hamas and a military campaign against this terrorist organization commenced in parallel to their continued rocket and terror attacks. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon with the Hezbollah terror organization, along the Red Sea (a vital maritime route for international trade to Israel) with the Houthis of Yemen, and on other fronts, including with various rebel militia groups in Syria and Iraq. Israel has carried out a number of targeted strikes on sites belonging to these terror organizations, and in October 2024, Israel began limited ground operations against Hezbollah in Lebanon. In addition, Iran recently launched direct attacks on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel. Israel has responded by launching direct attacks against certain targets in Iran. These situations may escalate in the future into more violent events or greater regional conflict which may affect Israel and us.
The draft of Israeli military reservists, as well as the evacuation of Israeli citizens from areas near conflict zones have adversely affected our employees impacted by such actions. In addition, future government-imposed restrictions and precautions in response to such conflicts may negatively impact our employees, management and directors by interrupting their ability to effectively perform their roles and responsibilities. In addition, further hostilities involving Israel, possible damage to facilities and infrastructure, increased cyber attacks, the interruption or curtailment of trade between Israel and its trading partners, and/or the willingness to do business with companies with operations in Israel, as well as macroeconomic indications of deterioration of Israel’s economic standing as reflected in the downgrading in Israel’s credit rating by rating agencies that took place in parallel to these events, could adversely affect our business, financial condition and results of operations and could make it more difficult for us to raise capital. The intensity and duration of Israel’s current war against Hamas, Hezbollah, and the other terror organizations is difficult to predict and we are continuing to monitor the situation and assessing its potential impact on our business.
We cannot attribute the impact of the current trends in advertising demand to any particular factor, including the conditions in Israel, and cannot predict the impact if the war continues or escalates further. See Item 1A “Risk Factors” included in our 2023 Form 10-K for more information regarding certain risks associated with the conditions in Israel.

Macroeconomic Environment
General worldwide economic conditions have recently experienced significant instability, as well as volatility and disruption in the financial markets, resulting from factors including the effects of the wars between Russia-Ukraine and Israel-Hamas and the expansion of such conflict, bank closures, the outcome of the U.S. presidential election and general economic uncertainty. The current macroeconomic environment, with variables such as inflation, increased interest rates, bank disruptions, recessionary concerns, bankruptcies, currency exchange rate fluctuations, global supply chain disruptions, and labor market volatility, has negatively impacted our advertisers. Accordingly, these conditions have adversely impacted our business and could, if they continue or worsen, adversely impact us in the future, including if our advertisers were to reduce or further reduce their advertising spending as a result of any of these factors. We continue to monitor our operations, and the operations of those in our ecosystem (including media partners, advertisers, and agencies). These conditions make it difficult for us, our media partners, advertisers, and agencies to accurately forecast and plan future business activities and could cause a further reduction or delay in overall advertising demand and spending or impact our advertisers’ ability to pay, which would negatively impact our business, financial condition, and results of operations.
Factors Affecting Our Business
Retention and Growth of Relationships with Media Partners
We rely on relationships with our media partners for a significant portion of our advertising inventory and our corresponding ability to drive advertising revenue. To further strengthen these relationships, we continuously invest in our technology and product functionality to drive user engagement and monetization by (i) improving our algorithms, referred to as our AI prediction engine; (ii) effectively managing supply and demand; (iii) expanding the adoption of our enhanced products by media partners; and (iv) expanding our demand capabilities to new formats and business lines such as Onyx, a branding platform designed to maximize consumer attention to deliver more effective branding and consideration campaigns.
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
We calculate media partner net revenue retention at the end of each quarter by starting with revenue generated on media partners’ properties during the same period in the prior year, “Prior Period Retention Revenue.” We then calculate the revenue generated on these same media partners’ properties in the current period, “Current Period Retention Revenue.” Current Period Retention Revenue reflects any expansions within the media partner relationships, such as any additional placements or properties on which we extend our recommendations, as well as contraction or attrition. Our media partner net revenue retention in a quarter equals the Current Period Retention Revenue divided by the Prior Period Retention Revenue. To calculate media partner net revenue retention for year-to-date and annual periods, we sum the quarterly Current Period Retention Revenue and divide it by the sum of the quarterly Prior Period Retention Revenue. These amounts exclude certain revenue adjustments and revenue recognized on a net basis. Our media partner net revenue retention was approximately 91% and 89%, respectively, for the three and nine months ended September 30, 2024.
Our growth also depends on our ability to secure partnerships with new media partners. New media partners are defined as those relationships in which revenue was not generated in the prior period, except for limited instances where residual revenue was generated on a media partner’s properties. In such instances, the residual revenue would be excluded from net revenue retention above. Revenue generated on new media partners’ properties contributed approximately 7% and 6%, respectively, to revenue growth for the three and nine months ended September 30, 2024.
Our growth depends on media partners’ ability to drive traffic to their sites and generate page views. The proliferation of social media properties, streaming services and other platforms, as well as the adoption of AI have negatively impacted and may continue to negatively impact our media partners’ growth.
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

Growth in attention and engagement is driven by several factors, including enhancements to our AI prediction technology, growth in the breadth and depth of our data assets, the size and quality of our content and advertising index, user engagement, new media partners, and expansion on existing media partners. As we grow attention and engagement, we are able to collect more data and continually improve our prediction engine — which drives better results for our advertiser and media owner partners. This growth “flywheel” can be measured by growth of the consumer data points we drive, such as click-through-rate (“CTR”). CTR improvements increase the number of clicks on our platform. We believe that we have a significant opportunity to further grow consumer engagement, and thus our business, as today CTR for ads on our platform is less than 1% of ads served. With the launch of Onyx, we have expanded the measurable consumer data points that fuel our prediction engine, expanding our ability to drive concrete business outcomes at each step of the marketing funnel. Our Onyx platform optimizes towards an accountable outcome: attention. Onyx enables advertisers to deliver concrete ROAS with their branding campaigns, by providing high audience attention and corresponding incremental outcomes as a result, rather than ad views alone.
Advertiser Retention and Growth
Our engine serves the ad experiences that are predicted to deliver high attention or engagement, rather than on price of the ads. We believe this approach leads to better ROAS for advertisers, whether they are focused on driving a performance outcome, or a branding outcome. Our growth is partially driven by retaining and expanding the amount of spend by advertisers on our platform, as well as by acquiring new advertisers. Our launch of Onyx by Outbrain™ expanded Outbrain’s total addressable market to now include top of the funnel marketing dollars while also attracting more diverse, premium demand.
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
Examples of new environments in which content consumption is expected to grow include pre-installed applications on Smartphones, Smartphone content feeds, gaming applications, push notifications and connected TV. Additionally, we believe there is a strong opportunity to develop better personalization solutions for the visual and video consumption of news media across the Open Internet.
Through our acquisition of video intelligence AG (‘‘vi’’), a Swiss-based contextual video technology company for digital media owners in the first quarter of 2022, we expanded our video product offerings to new formats and environments, including pre-roll video formats. With the introduction of Onyx by Outbrain™, we have expanded our investment in applying our AI prediction to these new video and high-impact formats, delivering a curated consumer experience that drives attention for enterprise brands. We plan to continue to evaluate strategic acquisition or investment opportunities as part of our growth strategy in the future.
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
We strongly believe in the transformative power of AI in shaping the future of sustainable media, and have been utilizing AI technology for years to empower both media owners and advertisers in their businesses. We leverage AI in a manner designed to enable media owners to increase their revenues and connect with audiences on their own platforms within the Open Internet. We use machine learning to predict consumer interest and propensity to convert ads to sales. We make around 1 billion such predictions every second. Our technology has developed into a robust AI machine learning system and is largely homegrown by our Research and Development team. One of the strongest long-term levers in our business is the continuous improvement of our algorithms and the data sets our algorithms learn from. Our direct integrations across our media partners’ properties provide us with a large volume of proprietary first-party data, including context, user interest and behavioral signals. The more data points we have, the better our CTR predictions and yield potential can be.
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
Other Income (Expense), Net
Other income (expense), net is comprised of gain on convertible debt, interest expense, and interest income and other income, net.
Gain on Convertible Debt. In April 2023, we repurchased $118.0 million of our Convertible Notes at a discount of approximately 19% of the principal amount and recorded a pre-tax gain of $22.6 million. In September 2024, we repurchased the remaining $118.0 million of our Convertible Notes at a discount of approximately 7.5% of the principal amount and recorded a pre-tax gain of $8.8 million.
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

Results of Operations
We have one operating segment, which is also our reportable segment. The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Condensed Consolidated Statements of Operations:
Revenue	$224,177	$230,015	$655,289	$687,589
Cost of revenue:
Traffic acquisition costs	164,483	173,224	487,484	524,024
Other cost of revenue	10,825	10,401	31,765	31,999
Total cost of revenue	175,308	183,625	519,249	556,023
Gross profit	48,869	46,390	136,040	131,566
Operating expenses:
Research and development	9,053	8,681	27,646	28,033
Sales and marketing	23,201	21,472	71,762	73,116
General and administrative	19,564	13,617	51,805	44,766
Total operating expenses	51,818	43,770	151,213	145,915
(Loss) income from operations	(2,949)	2,620	(15,173)	(14,349)
Other income (expense):
Gain on convertible debt	8,782	—	8,782	22,594
Interest expense	(1,444)	(1,456)	(2,950)	(4,428)
Interest income and other income, net	3,536	358	7,687	5,733
Total other income (expense), net	10,874	(1,098)	13,519	23,899
Income (loss) before income taxes	7,925	1,522	(1,654)	9,550
Provision (benefit) for income taxes	1,229	1,014	(1,110)	3,365
Net income (loss)	$6,696	$508	$(544)	$6,185

Other Financial Data:
Research and development as % of revenue	4.0%	3.8%	4.2%	4.1%
Sales and marketing as % of revenue	10.3%	9.3%	11.0%	10.6%
General and administrative as % of revenue	8.7%	5.9%	7.9%	6.5%

Ex-TAC Gross Profit (1)	$59,694	$56,791	$167,805	$163,565
Adjusted EBITDA(1)	$11,531	$10,253	$20,337	$14,451
__________________________
(1)Ex-TAC Gross Profit and Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most comparable GAAP financial measures.
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Revenue
Revenue decreased $5.8 million, or 2.5%, to $224.2 million for the three months ended September 30, 2024, from $230.0 million for the three months ended September 30, 2023. Revenue for the three months ended September 30, 2024 included net favorable foreign currency effects of approximately $1.3 million, and decreased $7.1 million, or 3.1%, on a constant currency basis, compared to the prior year period. Our reported revenue decline was primarily attributable to a decrease of approximately $21 million due to net revenue retention of approximately 91% on existing media partners, as we have experienced lower ad impressions from certain supply partners. This decrease was partially offset by growth of approximately 6.6%, or $15 million, from new media partners.

See “Non-GAAP Reconciliations” for information regarding the constant currency measures provided in this discussion and below to supplement our reported results.
Cost of Revenue and Gross Profit
Traffic acquisition costs decreased $8.7 million, or 5.0%, to $164.5 million for the three months ended September 30, 2024, compared to $173.2 million in the prior year period. Traffic acquisition costs included net unfavorable foreign currency effects of approximately $1.2 million, and decreased $9.9 million, or 5.7%, on a constant currency basis, compared to the prior year period. The decrease in traffic acquisition costs was primarily related to the decrease in our revenue, a net favorable change in our revenue mix, and improved performance from certain deals. As a percentage of revenue, traffic acquisition costs decreased 190 basis points to 73.4% for the three months ended September 30, 2024, from 75.3% for the three months ended September 30, 2023.
Other cost of revenue increased $0.4 million, or 4.1%, to $10.8 million for the three months ended September 30, 2024, compared to $10.4 million in the prior year period, primarily due to increased hosting costs. As a percentage of revenue, other cost of revenue increased to 4.8% for the three months ended September 30, 2024, from 4.5% for the three months ended September 30, 2023.
Gross profit increased $2.5 million, or 5.3%, to $48.9 million for the three months ended September 30, 2024, compared to $46.4 million for the three months ended September 30, 2023. This increase was largely attributable to lower traffic acquisition costs, partially offset by lower revenue, as previously described.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit increased $2.9 million, or 5.1%, to $59.7 million for the three months ended September 30, 2024, from $56.8 million for the three months ended September 30, 2023, as the impact of lower revenue was more than offset by the net favorable change in our revenue mix and improved performance from certain deals. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses increased $8.0 million, or 18.4%, to $51.8 million for the three months ended September 30, 2024, from $43.8 million for the three months ended September 30, 2023, primarily attributable to acquisition-related costs of $5.6 million recorded during the three months ended September 30, 2024, and increased personnel-related costs of $3.0 million, offset in part by a $0.7 million reduction in our provision for credit losses.
The components of operating expenses are discussed below:
•Research and development expenses — increased $0.4 million, primarily due to higher personnel-related costs during the three months ended September 30, 2024, compared to the prior year period.
•Sales and marketing expenses — increased $1.7 million, primarily due to a $1.0 million increase in personnel-related costs, as well as higher marketing and advertising costs during the three months ended September 30, 2024, compared to the prior year period.
•General and administrative expenses — increased $5.9 million, primarily due to acquisition-related costs of $5.6 million recorded during the three months ended September 30, 2024 and increased personnel-related costs of $1.7 million, offset in part by a $0.7 million reduction in our provision for credit losses.
Operating expenses as a percentage of revenue increased 410 basis points to 23.1% for the three months ended September 30, 2024 from 19.0% for the three months ended September 30, 2023, primarily due to increased acquisition-related costs and lower revenue.
Total Other Income (Expense), Net
Total other income (expense), net, increased $12.0 million to $10.9 million for the three months ended September 30, 2024, compared to net expense of $1.1 million for the three months ended September 30, 2023. This increase was primarily driven by a pre-tax gain of approximately $8.8 million recorded during the three months ended September 30, 2024 in connection with our repurchase of the remaining Convertible Notes, a favorable change of $1.4 million in mark-to-market adjustments on undesignated foreign exchange forward contracts used to manage our foreign currency exchange risk on net cash flows from our non-U.S. dollar denominated operations, and an increase of $1.4 million resulting from the remeasurement of transactions denominated in currencies other than the functional currencies.
Provision (Benefit) for Income Taxes
Provision for income taxes was $1.2 million for the three months ended September 30, 2024, and $1.0 million for the three months ended September 30, 2023. Our effective tax rate decreased to 15.5% in the three months ended September 30, 2024, compared to 66.6% in the three months ended September 30, 2023, primarily due to the favorable impact relating to our uncertain tax positions (including resolution of a tax audit), a change to our foreign-derived intangible income deduction, and the change in our valuation allowance, partially offset by the favorable return to provision adjustments, and certain non-deductible stock-based compensation and transaction costs.
A provision enacted as part of the 2017 Tax Cuts & Jobs Act requires companies to capitalize certain research and experimental expenditures for tax purposes in tax years beginning after December 31, 2021. As a result, excluding the impacts relating to the Convertible Debt repurchase and the Teads Transaction, we expect to pay higher cash taxes and expect our effective tax rate to be more favorably impacted by a deduction related to foreign-derived intangible income in 2024.
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
Net Income (Loss)
As a result of the foregoing, we recorded net income of $6.7 million for the three months ended September 30, 2024, as compared to net income of $0.5 million for the three months ended September 30, 2023.
Adjusted EBITDA
Our Adjusted EBITDA increased $1.2 million to $11.5 million for the three months ended September 30, 2024 from $10.3 million for the three months ended September 30, 2023, due to higher Ex-TAC Gross Profit, offset in part by higher operating expenses, as previously described. See “Non-GAAP Reconciliations” for the related definitions of Adjusted EBITDA and reconciliations to our net income (loss).
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Revenue
Revenue decreased $32.3 million, or 4.7%, to $655.3 million for the nine months ended September 30, 2024 from $687.6 million for the nine months ended September 30, 2023. Our reported revenue decreased approximately $72 million due to net revenue retention of approximately 89% on existing media partners, as we have experienced lower ad impressions from certain supply partners. This decrease was partially offset by growth of approximately 5.7%, or $39 million, from new media partners.
See "Non-GAAP Reconciliations" for information regarding the constant currency measures provided in this discussion and below to supplement our reported results.
Cost of Revenue and Gross Profit
Traffic acquisition costs decreased $36.5 million, or 7.0%, to $487.5 million for the nine months ended September 30, 2024, compared to $524.0 million in the prior year period. The decrease in traffic acquisition costs was primarily related to the decrease in our revenue, a net favorable change in our revenue mix and improved performance from certain deals. As a percentage of revenue, traffic acquisition costs decreased 180 basis points to 74.4% for the nine months ended September 30, 2024, from 76.2% for the nine months ended September 30, 2023.
Other cost of revenue decreased $0.2 million, or 0.7%, to $31.8 million for the nine months ended September 30, 2024, compared to $32.0 million in the prior year period, primarily due to lower server depreciation expense and network costs, partially offset by higher hosting costs. As a percentage of revenue, other cost of revenue increased to 4.8% for the nine months ended September 30, 2024, from 4.7% for the nine months ended September 30, 2023.

Gross profit increased $4.4 million, or 3.4%, to $136.0 million for the nine months ended September 30, 2024, compared to $131.6 million for the nine months ended September 30, 2023. This increase was largely attributable to lower traffic acquisition costs, partially offset by lower revenue, as previously described.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit increased $4.2 million, or 2.6%, to $167.8 million for the nine months ended September 30, 2024, from $163.6 million for the nine months ended September 30, 2023, as the impact of lower revenue was more than offset by the net favorable change in our revenue mix and improved performance from certain deals. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses increased $5.3 million, or 3.6%, to $151.2 million for the nine months ended September 30, 2024, from $145.9 million for the nine months ended September 30, 2023. The reported increase in operating expenses was primarily attributable to higher professional fees of $7.8 million (including acquisition-related costs of $8.8 million recorded during the nine months ended September 30, 2024, offset in part by the absence of the prior period regulatory matter costs of $0.7 million). The increase in operating expenses was also driven by a $3.0 million increase in personnel-related costs largely driven by higher incentive-based compensation. These increases were partially offset by a lower provision for credit losses of $3.1 million and a $2.4 million decrease in severance and related costs.
The components of operating expenses as compared to the prior year period are discussed below:
•Research and development expenses — decreased $0.4 million, primarily due to a decrease in personnel-related costs, largely due to lower severance costs during the nine months ended September 30, 2024, compared to the prior year period.
•Sales and marketing expenses — decreased $1.3 million, primarily due to a $1.8 million decrease in personnel-related costs largely attributable to lower severance and related costs, partially offset by increased travel costs.
•General and administrative expenses — increased $7.0 million, primarily attributable to higher professional fees of $7.8 million (inclusive of acquisition-related costs of $8.8 million for the nine months ended September 30, 2024, offset in part by the absence of the prior period regulatory matter costs of $0.7 million), and higher personnel costs of $2.9 million largely driven by increased incentive-based compensation costs. These increases were partially offset by a $3.1 million decrease in the provision for credit losses, as well as lower insurance costs.
Operating expenses as a percentage of revenue increased 190 basis points to 23.1% for the nine months ended September 30, 2024 from 21.2% for the nine months ended September 30, 2023, primarily attributable to increased acquisition-related costs and lower revenue.
Total Other Income (Expense), Net
Total other income (expense), net decreased $10.4 million, to $13.5 million for the nine months ended September 30, 2024, from $23.9 million for the nine months ended September 30, 2023, primarily driven by a lower pre-tax gain of $13.8 million recorded during the nine months ended September 30, 2024, as compared to the prior year period, in connection with the repurchases of our Convertible Notes. This decrease was partially offset by an increase of $1.7 million resulting from the remeasurement of transactions denominated in currencies other than the functional currencies, as well as reduced interest expense of $1.5 million due to the lower outstanding principal balance of Convertible Notes.
Provision (Benefit) for Income Taxes
Benefit from income taxes was $1.1 million for the nine months ended September 30, 2024, compared to provision for income taxes of $3.4 million for the nine months ended September 30, 2023, primarily due to pre-tax loss during the nine months ended September 30, 2024, compared to pre-tax income in the prior year period. Our effective tax rate increased to 67.1% in the nine months ended September 30, 2024, compared to 35.2% in the nine months ended September 30, 2023, primarily due to the unfavorable impact of uncertain tax positions (including resolution of a tax audit) and the change in valuation allowance, partially offset by certain non-deductible stock-based compensation and transaction costs and the tax impact related to the profitability of non-U.S. jurisdictions.

A provision enacted as part of the 2017 Tax Cuts & Jobs Act requires companies to capitalize certain research and experimental expenditures for tax purposes in tax years beginning after December 31, 2021. As a result, excluding the impacts relating to the Convertible Debt repurchase and the Teads Transaction, we expect to pay higher cash taxes and expect our effective tax rate to be more favorably impacted by a deduction related to foreign-derived intangible income in 2024.
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
Net Income (Loss)
As a result of the foregoing, we recorded net loss of $0.5 million for the nine months ended September 30, 2024, as compared to net income of $6.2 million for the nine months ended September 30, 2023.
Adjusted EBITDA
Our Adjusted EBITDA increased $5.8 million to $20.3 million for the nine months ended September 30, 2024 from $14.5 million for the nine months ended September 30, 2023, primarily due to higher Ex-TAC Gross Profit and lower recurring operating expenses, as previously described. See “Non-GAAP Reconciliations” for the related definitions of Adjusted EBITDA and reconciliations to our net income (loss).
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

The following table presents the reconciliation of Ex-TAC Gross Profit to gross profit, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Revenue	$224,177	$230,015	$655,289	$687,589
Traffic acquisition costs	(164,483)	(173,224)	(487,484)	(524,024)
Other cost of revenue	(10,825)	(10,401)	(31,765)	(31,999)
Gross profit	48,869	46,390	136,040	131,566
Other cost of revenue	10,825	10,401	31,765	31,999
Ex-TAC Gross Profit	$59,694	$56,791	$167,805	$163,565
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense; interest income and other income, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation, and other income or expenses that we do not consider indicative of our core operating performance, including, but not limited to regulatory matter costs, and severance costs related to our cost saving initiatives. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period.
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
The following table presents the reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net income (loss)	$6,696	$508	$(544)	$6,185
Gain on convertible debt	(8,782)	—	(8,782)	(22,594)
Interest expense	1,444	1,456	2,950	4,428
Interest income and other income, net	(3,536)	(358)	(7,687)	(5,733)
Provision (benefit) for income taxes	1,229	1,014	(1,110)	3,365
Depreciation and amortization	4,843	4,941	14,494	15,757
Stock-based compensation	4,052	3,046	11,487	9,153
Regulatory matter costs	—	(354)	—	742
Acquisition-related costs	5,585	—	8,787	—
Severance and related costs	—	—	742	3,148
Adjusted EBITDA	$11,531	$10,253	$20,337	$14,451

Net income (loss) as % of gross profit	13.7%	1.1%	(0.4)%	4.7%
Adjusted EBITDA as % of Ex-TAC Gross Profit	19.3%	18.1%	12.1%	8.8%

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
The following table presents the reconciliation of free cash flow to net cash provided by (used in) operating activities.

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Net cash provided by (used in) operating activities	$25,898	$(11,731)
Purchases of property and equipment	(4,668)	(7,870)
Capitalized software development costs	(7,592)	(7,864)
Free cash flow	$13,638	$(27,465)
LIQUIDITY AND CAPITAL RESOURCES
We regularly evaluate the cash requirements for our operations, commitments, acquisitions, development activities and capital expenditures and manage our liquidity risk in a manner consistent with our corporate priorities. Our current investment program is focused on achieving maximum returns within our investment policy parameters, while preserving capital and maintaining sufficient liquidity.
We believe that our operating cash flow, cash and cash equivalents and investments will be sufficient to fund our anticipated operating expenses and capital expenditures for at least the next 12 months and the foreseeable future. However, there are multiple factors that could impact our future liquidity, including our business performance, our ability to collect payments from our advertisers, having to pay our media partners even if our advertisers default on their payments, or other factors described under Item 1A “Risk Factors” included in our 2023 Form 10-K and subsequent reports filed with the SEC.
In connection with entering into the definitive share purchase agreement to acquire all of the issued and outstanding share capital of Teads, as discussed in more detail under “Recent Developments - Share Purchase Agreement” and Notes 3 and 10 to the accompanying condensed consolidated financial statements, we entered into a debt commitment letter, dated August 1, 2024 (the “Commitment Letter”), with Goldman Sachs Bank USA, Jefferies Finance LLC and Mizuho Bank, LTD (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties have committed to provide (i) a $100 million senior secured revolving credit facility (the “New Revolving Credit Facility”) and (ii) a senior secured bridge facility in an aggregate principal amount of up to $750 million (the “Bridge Facility”). The Bridge Facility will be used to fund the cash consideration for the Transaction to pay fees and expenses related thereto. Additionally, a portion of the Revolving Credit Facility may be used to fund a portion of the cash consideration for the Transaction and to pay fees and expenses related thereto, and will otherwise be available, for working capital and general corporate purposes. The obligation of the Commitment Parties to provide the contemplated financings is subject to a number of customary conditions contained in the Commitment Letter, including the execution of definitive debt financing documentation contemplated by the Commitment Letter and the Transaction being consummated substantially contemporaneously with the initial funding of the Bridge Facility. We expect to replace the Bridge Facility with permanent financing, which we currently expect to include the issuance of debt securities or term loans.

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

As of September 30, 2024, our available liquidity was follows:

September 30, 2024
(In thousands)
Cash and cash equivalents (1)	$57,061
Short-term investments	73,467
Revolving Credit Facility (2)	73,935
Total	$204,463
_____________________________________________
(1)     As of September 30, 2024, approximately $27.2 million of our cash and cash equivalents was held outside of the United States by our non-U.S. subsidiaries. We currently do not have any plans to repatriate our earnings from our foreign subsidiaries. We intend to continue to reinvest our earnings from foreign operations for the foreseeable future, and do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
(2)     Our Second Amended and Restated Loan and Security Agreement, as amended by the First Amendment thereto, with Silicon Valley Bank, a division of First Citizens Bank & Trust Company, provides, subject to borrowing availability and certain other conditions, for revolving loans in an aggregate principal amount of up to $75.0 million (the “Facility”), with a $15.0 million sub-facility for letters of credit. Our borrowing availability under the Facility is calculated by reference to a borrowing base which is determined by specified percentages of eligible accounts receivable, based on the defined borrowing formula. The Facility will terminate on November 2, 2026.
The Facility contains representations and warranties, including, without limitation, with respect to collateral; accounts receivable; financials; litigation, indictment and compliance with laws; disclosure and no material adverse effect, each of which is a condition to funding. Additionally, the Facility includes events of default and customary affirmative and negative covenants applicable to us and our subsidiaries, including, without limitation, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, restricted payments, and prepayment of the Convertible Notes and of junior indebtedness. The Facility contains a financial covenant that requires, in the event that credit extensions under the Facility equal or exceed 85% of the lesser of the available commitments under the Facility or upon the occurrence of an event of default, our Company to maintain a minimum consolidated monthly fixed charge coverage ratio of 1.00. We were in compliance with all of the financial covenants under the Facility as of September 30, 2024 and December 31, 2023. See Note 10 to the accompanying condensed consolidated financial statements for additional information relating to the Facility.
Material Cash Requirements
As a general matter, our primary uses of liquidity are payments to our media partners, our operating expenses, capital expenditures, our long-term debt and the related interest payments, and repurchases under our $30 million share repurchase program. We may also use our available cash to make acquisitions, such as our pending acquisition of Teads, or investments in complementary companies or technologies. We primarily use our operating cash for payments due to media partners and vendors, as well as for personnel costs, and other employee-related expenditures. Our contracts with media partners are generally variable based on volume or guarantee a minimum rate of payment if the media partner reaches certain performance targets. See “Definitions of Financial and Performance Measures —Traffic Acquisition Costs.”
See above under “Recent Developments - Share Purchase Agreement” and below under Item 1A “Risk Factors” for information regarding cash requirements in connection with the pending Transaction with Teads.
Long-Term Debt
At December 31, 2023, we had $118.0 million principal amount of Convertible Notes outstanding, with a maturity on July 27, 2026, unless earlier converted, redeemed, or repurchased. As discussed above in “Recent Developments,” on September 19, 2024, we repurchased $118.0 million aggregate principal amount of Convertible Notes out of the initially issued principal balance of $236.0 million, for approximately $109.7 million in cash, including accrued interest, representing a discount of approximately 7.5% to the principal amount of the repurchased notes. Following the closing of the repurchase, the repurchased notes were cancelled by the Trustee, and there were no Convertible Notes outstanding as of September 30, 2024.
See Note 10 to the accompanying condensed consolidated financial statements for additional information relating to our Convertible Notes.

Other Contractual Cash Obligations
As a result of our repurchase of the remaining Convertible Notes in September 2024, our remaining $118 million commitment relating to long-term debt has been extinguished. Accordingly, our interest obligations related to Convertible Notes of approximately $3.5 million per year through 2026 were eliminated.
On August 1, 2024, we entered into the Agreement with Altice to acquire all of the issued and outstanding share capital of Teads. The Company intends to fund the cash consideration for the Transaction, and pay related fees and expenses, with the net proceeds from permanent financing and cash on hand. See Notes 3 and 10 to the accompanying financial statements for additional information.
See “Contractual Cash Obligations” disclosure within “Liquidity and Capital Resources” section of our 2023 Form 10-K for detailed disclosures of our other material cash obligations as of December 31, 2023.
Share Repurchases
On December 14, 2022, our Board approved a new stock repurchase program, authorizing us to repurchase up to $30 million of our common stock, par value $0.001 per share, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The repurchase program may be commenced, suspended, or terminated at any time at our discretion without prior notice. During the nine months ended September 30, 2024 and 2023 we repurchased 1,410,001 shares and 2,544,173 shares, respectively, with a fair value of $5.8 million and $12.7 million, respectively, under our share repurchase program. As of September 30, 2024, the remaining availability under our $30 million share repurchase program was $6.6 million.
In addition, we periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of our equity incentive plans and the underlying award agreements. During the nine months ended September 30, 2024 and 2023, we withheld 123,903 shares and 128,043 shares, respectively, with a fair value of $0.5 million and $0.6 million, respectively, to satisfy the minimum employee tax withholding obligations.
Capital Expenditures
Our cash flow from investing activities primarily consists of capital expenditures and capitalized software development costs. We spent $4.7 million in capital expenditures during the nine months ended September 30, 2024. We currently anticipate that our capital expenditures will be between $7 million and $9 million in 2024, primarily relating to expenditures for servers and related equipment and other equipment. However, actual amounts may vary from these estimates.
Cash Flows
The following table summarizes the major components of our net cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Net cash provided by (used in) operating activities	$25,898	$(11,731)
Net cash provided by investing activities	75,569	83,710
Net cash used in financing activities	(116,894)	(111,445)
Effect of exchange rate changes	2,034	(1,568)
Net decrease in cash, cash equivalents and restricted cash	$(13,393)	$(41,034)
Operating Activities
Net cash from operating activities increased $37.6 million, to net cash provided by operating activities of $25.9 million for the nine months ended September 30, 2024, as compared to net cash used in operating activities of $11.7 million for the nine months ended September 30, 2023. This increase was primarily driven by a $33.2 million favorable change in our working capital, largely attributable to lower accounts receivable and prepaid expenses due to faster cash collections and timing of payments. In addition, net income after non-cash adjustments increased $4.5 million during the nine months ended September 30, 2024, compared to the same prior year period.

Our free cash flow for the nine months ended September 30, 2024 was $13.6 million, as compared to use of cash of $27.5 million for the nine months ended September 30, 2023, primarily reflecting higher operating cash flow, as discussed above, as well as lower capital expenditures. Free cash flow is a supplemental non-GAAP financial measure. See “Non-GAAP Reconciliations” for the related definition and a reconciliation to net cash provided by operating activities.
Investing Activities
Net cash provided by investing activities decreased $8.1 million to $75.6 million in the nine months ended September 30, 2024, from $83.7 million in the nine months ended September 30, 2023. This decrease was primarily driven by lower net proceeds of $11.7 million from sales and maturities of marketable securities under our investment program (net of purchases), reflecting lower early redemptions of available-for-sale securities in connection with the repurchase of our Convertible Notes in September 2024, than in the prior year period. This decrease was partially offset by lower capital expenditures of $3.2 million during the nine months ended September 30, 2024, compared to the prior year period.
Financing Activities
Net cash used in financing activities increased $5.5 million to $116.9 million in the nine months ended September 30, 2024, from $111.4 million in the nine months ended September 30, 2023. This unfavorable change was primarily attributable to the $13.6 million increase in the repurchase price for the Convertible Notes repurchased in September 2024 than those repurchased in April 2023, partially offset by lower treasury share repurchases of $6.9 million and lower principal payments of $1.2 million due to finance lease expirations during the nine months ended September 30, 2024, compared to the prior year period.
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
Changes in U.S. Dollar against the currencies of the countries in which we operate impact our operating results, as further described in Item 2, “Results of Operations.” The effect of a hypothetical 10% increase or decrease in our weighted-average exchange rates on our revenue, cost of revenue and operating expenses denominated in foreign currencies would result in a $3.4 million unfavorable or favorable change to our operating income for the three months ended September 30, 2024 and a $8.2 million unfavorable or favorable change to our operating income for the nine months ended September 30, 2024.
Interest Rate Risk
Our exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, investments and any future borrowings under the Facility. There have been no amounts outstanding under the Facility since we amended and restated our loan agreement in November 2021. Long-term debt recorded on our consolidated balance sheet as of December 31, 2023 was $118.0 million and bore a fixed rate of interest. There was no long-term debt outstanding as of September 30, 2024.
As of September 30, 2024, our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents of $57.1 million and our investments in marketable securities of $73.5 million under our investment program, which consist of U.S. Treasuries, U.S. government bonds, commercial paper, U.S. corporate bonds and municipal bonds, all maturing within one year. The primary objectives of our investment program are focused on achieving maximum returns within our investment policy parameters, while preserving capital and maintaining sufficient liquidity. We plan to actively monitor our exposure to the fair value of our investment portfolio in accordance with our policies and procedures, which include monitoring market conditions, to minimize investment risk.
A 100-basis point change in interest rates as of September 30, 2024 would change the fair value of our investment portfolio by approximately $0.3 million. Since our debt investments are classified as available-for-sale, the unrealized gains and losses related to fluctuations in market volatility and interest rates are reflected within accumulated other comprehensive loss within stockholders’ equity in our condensed consolidated balance sheets.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), as of September 30, 2024. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of the Company’s 2023 Form 10-K, as updated in Item1A of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and in the section entitled “Risk Factors” in our definitive proxy statement filed with the SEC on October 31, 2024, each of which are incorporated herein by reference.
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
In addition, we may from time to time withhold shares in connection with tax obligations related to vesting of restricted stock units in accordance with the terms of our equity incentive plans and the underlying award agreements. The below table sets forth the repurchases of our common stock for the three months ended September 30, 2024:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit) (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
July 2024	16,594	$4.67	—	$6,615
August 2024	1,479	$4.84	—	$6,615
September 2024	21,250	$4.80	—	$6,615
TOTAL	39,323	$4.75	—
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
Item 5. Other Information.
(a) Amended and Restated Employment Agreements

On November 7, 2024, Outbrain Inc., a Delaware corporation (the “Company”), entered into an amended and restated Executive Employment Agreement (“Amended Agreement”) with Jason Kiviat. Mr. Kiviat’s original employment agreement, dated August 3, 2022, was amended to increase his severance entitlement from six (6) months to twelve (12) months of base salary payable in lump sum following a termination by the Company without cause or resignation for good reason either during or outside of the change in control period (“qualifying termination”). Additionally, in the Amended Agreement, the Executive agreed to abide by the non-competition covenant for nine (9) months following termination of employment, an increase from six (6) months.

Both the Amended Agreement, as well as the Executive Employment Agreement between the Company and David Kostman (the “Amended Agreements”), were also amended to incorporate language in the confidentiality provision and form of release regarding whistleblower activities.

The foregoing summary does not purport to be complete and is qualified in its entirety by the full text of the Amended Agreements, copies of which will be filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).

Transition Services Agreement with Yaron Galai

On November 7, 2024, Yaron Galai, the Company’s Chairman of the Board of Directors, entered into a Transition Services Agreement (the “TSA”) with the Company outlining the terms of his employment in his role as an advisor from April 1, 2024 (the “Transition Date”) through December 31, 2024 (“Separation Date”). The TSA, which supersedes Mr. Galai’s Executive Employment Agreement with the Company, dated July 19, 2021, provides for the continuation of his base salary at the rate in effect prior to the Transition Date, his continued participation in the annual bonus program at a reduced target annual bonus of 50% of his base salary effective upon the Transition Date, and the continuation of health plan benefits during his service as an advisor. Upon Mr. Galai’s separation from employment with the Company, he will be entitled to an additional twelve months’ continuation of health plan benefits at the same cost to him as prior to his termination. Prior to the Separation Date, Mr. Galai is not entitled to receive equity awards.

Upon termination without Cause (as defined in the TSA) or due to death or disability prior to the Separation Date, Mr. Galai will continue to be entitled to the compensation and benefits provided for under the TSA until the Separation Date, and the portion of his outstanding restricted stock unit and stock option awards that would have vested on or before the Separation Date will vest immediately upon such termination.

The foregoing summary does not purport to be complete and is qualified in its entirety by the full text of the TSA, a copy of which will be filed with the Company’s 2024 Form 10-K.

(b) None.

(c) During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

EXHIBIT INDEX

Exhibit No.	Description
2.1 (1)
Share repurchase agreement, dated August 1, 2024, by and among Outbrain Inc., Altice Teads S.A. and Teads S.A., including the forms of Certificate of Designation, Stockholders Agreement and Registration Rights Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q filed with the SEC on August 8, 2024)

10.1
Stockholder Support Agreement, dated August 1, 2024, by and among Viola Ventures III, L.P. and Yaron Galai, Outbrain Inc. and Altice Teads S.A. (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the SEC on August 8, 2024)

10.2 (1)
Commitment Letter, dated August 1, 2024, by and among Outbrain Inc., Goldman Sachs Bank USA, Jefferies Finance LLC and Mizuho Bank LTD. (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed with the SEC on August 8, 2024).

10.3*	Note Repurchase Agreement, dates as of September 18, 2024 between Outbrain Inc. and Baupost Securities Group, L.L.C.
31.1*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*❖	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2024.

OUTBRAIN INC.

By:	/s/ David Kostman
Name: David Kostman
Title: Chief Executive Officer

By:	/s/ Jason Kiviat
Name: Jason Kiviat
Title: Chief Financial Officer