Form 10-K
period 2024-12-31
Outbrain Inc.
filed 2025-03-07
CIK 1454938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the shares of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $191.2 million.
As of February 28, 2025, Outbrain Inc. had 93,940,410 shares of common stock outstanding, $0.001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2025 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

Note About Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements may include, without limitation, statements generally relating to possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives, and statements relating to our recently completed acquisition (the “Acquisition”) of TEADS, a private limited liability company (société anonyme) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Teads”). You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “foresee,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions or are not statements of historical fact. We have based these forward-looking statements largely on our expectations and projections regarding future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including, but not limited to:
•the ability of Outbrain to successfully integrate Teads or manage the combined business effectively;
•our ability to realize anticipated benefits and synergies of the Acquisition, including, among other things, operating efficiencies, revenue synergies and other cost savings;
•our due diligence investigation of Teads may be inadequate or risks related to Teads’ business may materialize;
•unexpected costs, charges or expenses resulting from the Acquisition;
•the outcome of any securities litigation, stockholder derivative or other litigation related to the Acquisition;
•our ability to raise additional financing in the future to fund our operations, which may not be available to us on favorable terms or at all;
•the volatility of the market price of the Common Stock, $.001 par value per share (the “Common Stock”) and any drop in the market price of the Common Stock following the Acquisition;
•our ability to attract and retain customers, management and other key personnel;
•overall advertising demand and traffic generated by our media partners;
•factors that affect advertising demand and spending, such as the continuation or worsening of unfavorable economic or business conditions or downturns, instability or volatility in financial markets, and other events or factors outside of our control, such as U.S. and global recession concerns, geopolitical concerns, including the ongoing war between Ukraine-Russia and conditions in Israel and the Middle East, tariffs and trade wars, supply chain issues, inflationary pressures, labor market volatility, bank closures or disruptions, the impact of challenging economic conditions, political and policy changes or uncertainties in connection with the new U.S. presidential administration, and other factors that have and may further impact advertisers’ ability to pay;
•our ability to continue to innovate, and adoption by our advertisers and media partners of our expanding solutions;
•the potential impact of artificial intelligence (“AI”) on our industry and our need to invest in AI-based solutions;
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
•conditions in Israel, including the sustainability of the recent cease-fire between Israel and Hamas and any conflicts with other terrorist organizations or countries;

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
•the challenges of compliance with differing and changing regulatory requirements, including with respect to privacy;
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

PART I
Item 1. Business

Acquisition of Teads

On February 3, 2025, Outbrain Inc. (“Outbrain”) completed the previously announced acquisition (“Acquisition”) of TEADS, a private limited liability company (société anonyme) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Teads”). The consideration paid at the closing of the Acquisition was approximately $900 million, comprised of a cash payment of $625 million, subject to certain customary adjustments, and 43.75 million shares of Outbrain’s common stock, $0.001 par value per share (“Common Stock”).

In this Annual Report on Form 10-K (this “Report”), the financial statements of Outbrain do not include the financial position or results of operations of Teads, since the Acquisition occurred subsequent to year-end.

Throughout this Report (except in Part II, Item 7, the consolidated financial statements and the accompanying footnotes thereto, and where otherwise stated or indicated by context), references to the “Company,” “we,” “our,” or “us” are to the combined company (together with its subsidiaries) following the Acquisition, references to “Outbrain” are to Outbrain independently, and references to “Teads” are to Teads independently. The Company will operate under the name Teads.

General

The Company, combining the capabilities of Outbrain and Teads, is a leading omnichannel advertising platform focused on driving outcomes across the Open Internet. The Company is headquartered in New York, New York with various wholly-owned subsidiaries, including in Europe, Israel and Asia.

Outbrain was incorporated in August 2006 in Delaware. On July 22, 2021, Outbrain’s registration statement on Form S-1 (File No. 333-257525), filed on June 29, 2021, as amended, was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) in connection with its initial public offering (“IPO”) of common stock, and the Common Stock began trading on The Nasdaq Stock Market LLC (“Nasdaq”) on July 23, 2021. On July 27, 2021, Outbrain closed its IPO and issued 8,000,000 shares of Common Stock at an initial offering price of $20.00 per share, receiving aggregate net proceeds of $145.1 million, after deducting underwriting discounts, commissions and other offering costs.
Both Outbrain and Teads operate a two-sided marketplace, which together, create a scaled end-to-end advertising solution. We have direct relationships with both (i) global advertisers including Fortune 500 brands, agency holding companies, and small-to-medium sized businesses, and (ii) media owners spanning premium publishers to connected TV (“CTV”) platforms. We generate revenue from advertisers purchasing media owner inventory through our platforms.
Our platform is designed to enable advertisers to not only reach their audiences across the entire Open Internet — from web, to CTV, to app environments — but to drive outcomes from those audiences at each step of the marketing funnel. These outcomes include completed views, post-click engagement, brand uplift, sign-ups, sales, and more. Our solution directly addresses the largest challenges in the advertising industry today — including inefficient supply chains and fragmentation, quality and scale of inventory, and the ability to correlate advertising investment to concrete business outcomes. For advertisers and their agencies, we offer a single access point to scaled audiences across premium, curated media environments, with technology solutions that drive outcomes from branding to performance. For media owners, we provide both sustainable, year-round advertising revenue and technology solutions to more deeply engage and retain audiences.
By combining our respective sets of exclusive media inventory from publishers to CTV, we believe we provide a more connected consumer experience across the Open Internet.
Our Offerings
As noted above, we operate a two-sided marketplace, forming an end-to-end advertising platform with direct media owner and advertiser relationships. For advertisers, our platform is one of the most scaled solutions to reach audiences across the vast and fragmented channels of the Open Internet — including exclusive environments accessible only to us.
Advertiser Solutions: There are multiple buying methods for advertisers to access this solution — including our CPC performance platform, and our CPM-based managed- and self-service platforms. This gives us greater ability to work with a wider set of brands, agencies, and performance marketers, by providing strong value through whichever platform they choose to buy. Regardless of the channel through which an advertiser decides to work with us, we believe our unique value proposition remains to be that we drive advertising outcomes from branding to consideration to performance objectives. We also provide extensive, bespoke creative studio solutions — offering data-driven creative that’s tailored to the many environments and channels we offer access to. These offerings are underpinned by omnichannel data and measurement solutions, powered by the proprietary audience and contextual data accessible to us through our exclusive media owner relationships.
Teads operates a two-pronged approach that targets both brands and their media planning and buying agencies.
•Teads manages relationships with its large, strategic advertisers through its strategic accounts team, which secures new strategic advertiser partners, as well as grows spend from existing ones. The strategic accounts team offers a range of in-house consultative services for Teads’ largest advertisers, including an account strategist to advise on how to utilize the Teads product portfolio, creative consultancy to help maximize campaign effectiveness by supporting the creation of elevated video and display assets, data consultancy to improve an advertiser’s targeting strategy, and research and insights services to measure campaign effectiveness. Teads believes that the value it adds to its most strategic customers through Teads’ consultative approach has a positive impact on average spend per customer and on customer retention. As part of Teads’ go-to-market strategy, it focuses on large, enterprise brands and in some cases establishes strategic joint business partnerships (“JBPs”) that include non-contractual commitments of spend and utilize the full breadth of Teads platform across data, creative and measurement.
•In addition to Teads’ direct relationships with advertisers, Teads is also deeply integrated into the agency ecosystem. Teads has long-standing relationships with agency holding companies, as well as a range of smaller agencies. Teads employs a combination of global and local account management in order to manage its relationship with the agencies. Finally, Teads has master service agreements in place with agency holding companies for Teads’ proprietary buying interface, Teads Ad Manager. These agency partnerships provide Teads efficient centralized management of smaller advertisers who mostly leverage these agencies to manage their advertising spend.
Media Owner Solutions: We partner with over 10,000 media owners, from premium publishers to OEMs including CTV and Smartphone manufacturers. Many of these strategic, long-standing partnerships span many years, with Outbrain’s top 20 media partners having an average tenure of 7 years. We believe that we are a unique partner to media owners due to the diversity and scale of advertising revenue we provide, from budgets spanning video, display, native, and performance advertising. In addition, we provide technology solutions that enable media owners to more deeply engage their audiences, increasing the total revenue opportunity media owners can realize.
Media partner agreements include sharing the revenue generated on media partner sites and applications, including variable revenue percentages based on page view volume or revenue. We also have arrangements with media partners to bid on inventory, many of which are on programmatic basis such that the contract defines the mechanics to participate in the media partner’s auction for access to the media partner’s inventory, with neither party committing to provide or bid on inventory. In addition, the Company may commit to a guaranteed minimum rate of payment to the media partner during the year in order to access such inventory, which may include various media partner commitments, such as defined placements across the media partner sites. The commercial terms of these arrangements, such as revenue share percentages, tiering of such percentages, guaranteed minimum rates of payment or programmatic are all factors, among others such as geography and size of the media partners, that contribute to our revenue mix.

Industry

Advertising is a critical source of revenue for digital media properties on the Open Internet, including traditional media environments, gaming, streaming and CTV and retail media. As a result, digital advertising enables media consumption for billions of consumers globally, as it finances the creation of journalism, news, and innovative mediums of entertainment across thousands of independent properties — creating the diverse content ecosystem that underpins our public discourse and culture. We believe that the following trends are relevant to the advertising industry and our business.
The Open Internet digital advertising market is large and our key focus areas within it are growing.
We operate in a large global and growing digital advertising market. The key areas where we operate, namely online video and static display, as well as CTV, are projected to grow from $140 billion of spend in 2023 to $192 billion in 2027, an 8% compound annual growth rate (‘‘CAGR’’), with video and CTV being the fastest growing segments, with 10% and 12% CAGR for 2023 and 2027, respectively, as reflected in a third-party report commissioned by us. This growth and overall spend across our key geographies is driven by several factors, including the following:

•The continued proliferation of digital content. As digital has become the mainstream delivery method for content, publishers continue to invest in existing as well as new forms of digital content and content distribution (CTV apps and video content, short videos, curated user-generated content, AI generated summaries and more), driving further user engagement and growing overall monetizable advertising inventory.
•Shifting consumer behavior patterns. According to GlobalWebIndex, time spent within social platforms and walled garden platforms decreased from 49% of time spent online in 2017 to 39% in 2023, while time spent on the Open Internet increased from 51% in 2017 to 61% in 2023. We believe that this shift reflects the evolution of the Open Internet, as it evolves to be the primary distribution channel for professionally produced content, driven by long-form video and games, unlocking significant monetization opportunities.
•A continuous shift towards data-driven outcomes and performance-oriented advertising. As audiences are increasingly engaged across digital media platforms, and as more purchase data is created, collected, integrated and analyzed digitally, advertisers are increasingly able to leverage sophisticated measurement and attribution solutions in order to optimize their advertising spend across the marketing funnel. As a result, advertisers are increasingly shifting spend away from legacy media offerings towards data-based solutions, driven by performance-centric metrics.
The Open Internet advertising technology ecosystem is highly fragmented and inefficient.
The digital advertising ecosystem is highly fragmented, as various technology partners provide different, often competing, services to both advertisers and publishers. Demand-Side Platforms (‘‘DSPs’’) compete to provide an efficient, at-scale, advertising platform to advertisers and brands. Supply-Side Platforms (‘‘SSPs’’) compete to deliver superior yield and monetization solutions to publishers and media owners, which include CTV OEMs as well as traditional web publishers and app owners. In addition, there are multiple software, data as well as quality measurement and assurance providers serving the ecosystem.
As a result, user targeting and messaging is often sub-optimal, driven by the lack of end-to-end integration and the resulting technology and privacy challenges (known commonly as “signal loss”), driving lower return-on-ad-spend (“ROAS”) for advertisers. In addition, the reliance on multiple technology intermediaries often leads to higher costs which in turn impact ROAS for advertisers or otherwise reduces revenue for publishers.
Large advertisers and their agencies are seeking to consolidate their technology partners. Advertising spend continues to migrate towards large technology platforms, including both social and walled-gardens players as well as Open Internet vendors, as they are able to provide the following benefits:
•Simplicity - Operations. Agencies often experience high employee churn across digital media buying functions, making it challenging and costly to train, onboard and support multiple, redundant, buying platforms and vendors. In addition, staff will typically migrate towards using a select number of platforms that enable them to perform their tasks most efficiently – because of reach, features, capabilities, ingrained habits, or a mix thereof.
•Simplicity - Technology. Advertisers and their agencies are unable, or unwilling, to create or maintain multiple technological integrations, especially when there is no clear differentiation between vendors.
•Efficacy - Data. Larger, end-to-end platforms benefit from more and better data signals, enabling them to provide better results, especially when integrating advertiser and publisher first-party data.
•Efficacy - Cost. Larger platforms are often end-to-end in nature, or otherwise capable of forcing Supply-Path Optimization, enabling them to offer better ROAS to advertisers, while benefiting from higher margins, which in-turn further enable them to invest in their solution offerings.

The rapid rise of AI and Generative AI models. AI and especially Generative AI models have become increasingly advanced and applicable across a wide range of industries and use cases. We expect Generative AI to be increasingly used towards the creation of highly personalized or otherwise engaging content, at scale, enabling publishers to efficiently create more monetizable content as well as to grow user engagement. In addition, we believe that AI models will increasingly enable advertisers to create custom, highly personalized and engaging ads, driving better user engagement, impact and overall spend efficacy. Also, AI and large language models may be increasingly used in targeting and predictive algorithms.
Continued focus on antitrust and privacy. Over the past few years, regulators in the United States and in Europe have brought a number of lawsuits against some of the largest digital advertising companies, claiming various violations of anti-trust and privacy laws. We believe that as a result, some of these companies may be forced to amend their business practices in a way that may be favorable to Open Internet competitors.
In addition to regulatory action targeted towards Big Tech, multiple privacy laws and regulations have been adopted in recent years by various government actors and regulatory agencies, including in the United States and Europe. These laws, similar to those in Europe, grant customers rights over how their online data is viewed, stored, processed, and used, with many tracking functions requiring ‘‘opt-in’’ or proactive affirmative selections by users. Beyond the legal landscape, Apple has, for a number of years, been actively limiting the use of various user targeting technologies (such as device ID sharing, the use of third-party cookies, and location sharing) and although Google has announced it will not completely deprecate third party cookies, it is expected to introduce new privacy options to restrict the availability of such technologies across its platforms. This shift is likely to result in a significant portion of users opting out of tracking, further underscoring the advertising industry’s focus on creating methods to deliver tailored experiences without infringing on user privacy or risking data leakage. As a result, platforms which focus on delivering relevant experiences to consumers based on context and interest, rather than user-based factors, will ostensibly be best positioned to meet advertiser needs in a post-cookie environment.
Our Strengths
Outbrain is a pioneer and a category leader in performance advertising, built from over 17 years of expertise in predicting audience engagement and driving conversions. Teads is a leader in brand advertising and omnichannel video solutions. Following the Acquisition, the Company represents one of the largest Open Internet advertising platforms, with over $1.7 billion of advertising spend in 2024. We believe that the core key strengths of our combined business are:

Scaled Open Internet digital advertising partner, offering advertisers and their agencies a differentiated, comprehensive branding and performance platform.
•Differentiated. The Company unites the highly complementary platforms of Outbrain and Teads, enabling us to deliver branding and performance solutions to advertisers and their agencies, serving objectives up and down the marketing funnel. We believe that our ability to address all objectives, from building brand awareness and recall (branding), to engaging potential customers, through to driving actions and, ultimately, conversions and sales (performance), differentiates us compared to our Open Internet competitors.
•Competitive. Addressing a broader set of marketing objectives and budgets in a single platform, at scale, is highly attractive for advertisers and their agencies, as it tends to unlock efficiencies and business performance improvements, as evidenced by the success of the largest Internet advertising platforms. We believe that our combined offering will enable us to better compete with these platforms, as jointly we benefit from a richer, larger data set, more features and lower costs – all contributing to improved return on ad spend and simplified operations for advertisers.
•Global presence and extensive, often exclusive, curated advertising inventory. The significant scale of our combined company, operating across more than 50 markets, will allow us to better serve major advertisers, as they seek a global partner. In addition, the combined scale and diversity of our publisher partners better position us to capture increased advertiser budgets.
•Scale flywheel. We believe that the increased scale of our publisher inventory and data will help us improve our AI-enabled audience targeting and prediction models, fueling spend growth as advertiser performance improves, thus driving better publisher monetization, and in turn helping us attract more publishers, leading to even more inventory and data.
Highly strategic, long-term relationships with advertisers and their agencies, with a globally diverse customer base ranging from the world’s largest brands to small and midsize businesses (‘‘SMB’’) and Direct-to-Consumer advertisers.
Outbrain and Teads each have a proven go-to-market strategy, working directly with the leading brands and agencies, and the most sophisticated performance buyers around the world. In 2024, Outbrain and Teads derived 93% and 88% of their revenue, respectively, directly from advertisers, leveraging their respective proprietary digital buying platforms. A significant proportion of each company’s global advertiser base was incremental to the other, creating a significant cross-sell opportunity. Following the Acquisition, the Company serves a large, diverse and complementary set of advertisers globally.
In addition, Teads’ strategic accounts team focuses exclusively on large, global brands. In some instances, Teads enters into JPBs with some of the world’s largest brands, such as Apple and LVMH. As of December 31, 2024, these JBPs represented, on average, $5 million of annual spend. JBPs are non-contractual, mutually agreed annual spend targets and incentives, highlighting the depth of these relationships. With respect to Teads, these JBPs are strategic partnerships between Teads and advertisers and their agencies, where Teads delivers the full breadth of its platform, from audience targeting solutions to creative optimization and post campaign measurement solutions. At the end of 2024, Teads had or had in process approximately 50 JBPs, with leading global brands across a variety of verticals including Retail and Consumer, Luxury, Fashion and Beauty, Automotive, Finance, Travel and TMT. JBPs represent a significant overall portion of Teads revenue and have been a major growth driver for its business.
Comprehensive omnichannel offering, underpinned by deep capabilities and track-record within the key growth sectors of online video and CTV.
Teads’ digital advertising platform, Teads Ad Manager (‘‘TAM’’), is adopted by leading advertisers and agencies and has a reputation for delivering branding outcomes across all channels including mobile, desktop and CTV. Through TAM, buyers run omnichannel campaigns with access to proprietary audience targeting, advanced contextual targeting and creative optimization solutions. Outbrain’s solutions address a different, complementary, media footprint across channels including mobile, desktop, and novel integrations with mobile handset manufactures and network operators. Combined, we believe this represents a scaled and diverse omnichannel platform capable of addressing advertisers’ needs in high-growth, high-value advertising segments.
We believe that Teads’ innovative CTV offering is a significant growth driver and enables omnichannel ad campaigns across premium online video and CTV environments. Teads is integrated with leading CTV apps and smart TV original equipment manufacturers (‘‘OEMs’’), offering advertisers access to exclusive and high-value ad inventory. Along with typical video CTV inventory, these integrations, such as with LG and VIDAA, also offer clients the opportunity to advertise on the CTV home screen with unique, high impact native ad placements. Teads’ revenue from its CTV offering experienced consistent year-over-year quarterly growth in 2024.
We also believe that our emphasis on premium and exclusive placements, together with our omnichannel offering, is highly differentiated as it enables advertisers to deliver high quality, high impact campaigns across all screens.
Furthermore, we believe that our ability to offer comprehensive omnichannel campaigns aligns with the convergence of all forms of video, from a media planning and buying perspective. Whereas linear television, digital video and display advertising were historically planned and executed as separate budgets, typically in separate teams at the advertiser’s agency, these are increasingly executed together. Our ability to offer all solutions will increasingly position us as a valuable partner for advertisers while enabling us to capture incremental spend. Throughout 2024, Teads omnichannel campaigns attracted incremental advertiser spend when compared to standalone online video and CTV campaigns.
Differentiated inventory across mobile, desktop and CTV environments, driven by exclusive, long-term and strategic relationships with publishers, media owners and OEMs.
Premium publishers, media owners and OEMs around the world rely on the differentiated ad formats and monetization capabilities of Outbrain and Teads. With approximately 80% of Outbrain’s revenue derived from ads placed on exclusively operated inventory across diverse channels, placements and formats, we believe that our access to quality, at-scale, audiences is a key selling proposition to advertisers. By providing media owners with solutions that improve user engagement and retention, inventory monetization and access to diverse advertiser budgets, we are better positioned to expand our publisher footprint and to retain our exclusive, long-term, relationships with many of the world’s most prominent publishers, including Axel Springer, BBC, Condé Nast, CNN, ESPN, Hearst, Hisense, Le Monde, LG, New York Post, and Sky News. Today, the companies serve publishers across more than 50+ markets, reaching over 2 billion consumers per month, with Outbrain serving over 8,000 publishers and Teads serving over 2,000 publisher partners across CTV, online, and in-app environments.
In 2024, Teads retained approximately 90% of its top 500 publisher relationships. Similarly, in 2024, Outbrain retained approximately 98% of publishers that generated over $10,000 in quarterly revenue. Contracts for Outbrain’s top media owners are typically on a 2-4 year basis, with approximately 80% of Outbrain’s supply derived from multi-year contracts, with the top 20 media partners having an average tenure of seven years.
Advanced technology platform leveraging proprietary data and sophisticated AI prediction capabilities.
Our proprietary technology platforms benefit from access to a tremendous amount of user engagement signals such as content, context, visit and session data and interaction signals, amongst others. As most advertising spend is directly executed on our platforms, we are able to deliver unique and highly efficient features, capabilities and outcomes, such as the prediction of consumer attention, curated “moments of decision-making” and consumer action and engagement. We provide advertisers with advanced creative optimization capabilities, generating optimal creative variations based on ad size and device (mobile, desktop and CTV). In addition, with many of our publishers, our platform and algorithms drive decisioning related to the selection of editorial content and content experiences, further highlighting the depth of our relationships and the extent of our data assets.
Our Strategy
Combining end-to-end efficiency with full-funnel capabilities, at scale.
Combined, our platform will deliver Open Internet advertising solutions leveraging leading full-funnel capabilities and differentiated outcomes for advertisers.
Today, advertisers on the Open Internet largely rely on point solutions such as a DSP or SSP, limited to serving specific marketing objectives and serving the needs of either advertisers or publishers. We believe a scaled end-to-end platform with branding and performance solutions, directly connecting demand (advertisers) with supply (publishers and media owners), will improve efficiency and deliver better business outcomes to all. Our combination enables advertisers and their agencies to realize the full potential of the Open Internet through a single platform, reaching and engaging our scaled global audience.
Fundamental to our strategy is our ability to predict moments of attention to build brand awareness, prompt moments of engagement to help advertisers engage potential customers, and create moments of decision-making in order to drive actions, conversions and sales. We plan to continue to invest in enhancing and expanding a unified, full-funnel solution for advertisers on the Open Internet, similar to solutions offered by the walled garden platforms but with the benefits of reaching users in premium editorial, high-trust, transparent and brand-safe media environments.
Deepen relationships with agencies and advertisers, leveraging our comprehensive product suite.
We have developed an advertiser offering that we believe drives business outcomes across multiple steps of the marketing funnel. By combining the best-of-both Outbrain’s and Teads’ solutions, we will broaden and deepen our relationships with advertisers and their agencies. Our combined business spans a diverse advertiser base with minimal overlap, yet we benefit from highly complementary solutions. Operating today in more than 50 markets, the Company addresses a broad spectrum of industry verticals and client types, from large enterprise brands to SMBs and direct response advertisers. As of December 31, 2024, Outbrain had over 17,000 customers, while Teads had over 4,000 customers, defined as an advertiser group in a local market, and approximately 2,000 agency relationships. We believe that cross selling our respective solutions, especially to Teads’ strategic accounts that include JBPs, represents an immediate opportunity. We believe that continued innovation at scale will allow us to better serve our existing clients and attract increased ad spend.
Deepen relationships with publishers and media owners, maintaining and growing our access to premium, exclusive inventory.
Our direct, often exclusive, access to premium inventory across desktop, mobile and CTV environments makes us one of the largest, direct supply paths on the Open Internet. Strengthening our offering for and deepening our partnerships with publishers and media owners will continue to be a cornerstone of our business strategy. We plan to continuously improve our robust monetization opportunities for publishers and media owners by attracting increasingly diverse advertiser budgets, while seeking to capture incremental spend from existing and new advertisers.
In addition, we plan to continue innovating across new and existing ad formats, user engagement tools and inventory monetization capabilities, benefiting our publisher partners and our business. We plan to focus on high-growth media environments, such as CTV and online video, where we seek to replicate our differentiated formats and creative approach, helping us secure valuable, exclusive, inventory across leading media owners and publishers.
Continued innovation to capture sustainable, long-term growth opportunities.
The Company is now one of the largest companies focused on the Open Internet digital advertising market. We plan to leverage our combined resources to invest in innovation that fuels long-term growth opportunities. Given our end-to-end platform, we plan to invest in developing new solutions and capabilities aimed both at advertisers and agencies as well as publishers and media owners.
We expect CTV to be a key area of investment with potential for significant expansion and continued growth, especially given our ability to achieve incremental average campaign spend when activating omnichannel campaigns versus standalone online video or CTV campaigns. To further support this effort, we plan to continue to invest in expanding our access to exclusive supply, through partnerships with leading media owners, OEMs and publishers.
Maintain financial discipline with a focus on growing free cash flow, lowering our debt leverage and delivering long-term, sustainable growth.
We intend to prioritize deleveraging in the coming years, while also continuing to invest in our business to ensure we are building new solutions that will drive long term growth.

Our Competition
The digital advertising industry is highly competitive and fragmented. The Company has peers of varying sizes and ranges of establishment, including the major Big Tech platforms (e.g., Google, Meta, Amazon, Apple, X, ByteDance and Microsoft), major independent competitors like The Trade Desk, as well as competitors of more comparable size like Taboola, Magnite, Connatix, TripleLift, Kargo, Ogury, Criteo, SeedTag, RevContent and GumGum. Many of our competitors provide only one element of the full demand offering we have created with the combination of Outbrain and Teads. We believe we are in a differentiated position as we provide quality at scale through an end-to-end platform that has the ability to service advertiser objectives from branding to performance and provide media owners with full-page monetization as a result.
In addition, key factors that enable us to compete effectively for advertising dollars include: tenure of advertiser relationship; deep understanding of consumer interest and intent across editorial environments; utilization of our core AI prediction technology to leverage this data to deliver better branding, consideration and performance outcomes; access to massive audience scale on premium, often exclusive media owner inventory across the globe; and full-funnel offering providing advertisers efficient and direct access to media owner inventory at scale.
Our Technology
We believe that our infrastructure, comprised of both a proprietary cloud infrastructure and public clouds, our data scale — processing over one billion new engagements per minute — based on user engagement and advertising data, and proprietary AI and machine learning capabilities are key technology components that contribute to our success.

The Company’s technology and development teams are primarily located in Netanya (Israel), Montpellier and Paris (France), and Ljubljana (Slovenia). As of February 28, 2025, the Company had approximately 400 employees engaged in product, technology research and development, and data science.
The Company’s ability to compete depends in large part on its continuous commitment to technology and development and its ability to rapidly introduce new technologies, features and functionality. The Company plans to focus its efforts on enhancing its existing technologies/solutions and developing new technologies/solutions for its advertisers and media owners. We believe that continued investment in our platform, including its technologies and functionalities, is critical to our success and long-term growth.

Sales and Marketing
We focus our sales and marketing efforts on supporting, advising, and training our advertisers, agencies and media partners. We are deeply integrated into the agency ecosystem, employing a two-pronged approach that targets both brands and their media planning and buying agencies.

We employ in-market sales teams across our markets, helping us attract advertisers and agencies, as well as premium digital media owners to our platforms. In addition to local teams, we utilize global support hubs to manage certain client types and sizes.

Our sales teams educate prospective media owners, partners, and advertisers on the use, technical capabilities, and benefits of our platforms. Our dedicated teams work with potential customers through the entire sale cycle, from initial contact to contract execution and implementation. Throughout the process, our teams provide guidance as to how our platforms can optimize the value of a media owner’s audience or how an advertiser can reach relevant consumers and reach their desired outcomes. Our strategic accounts team offers a range of in-house consultative services for the largest advertisers including account strategists that advise on product portfolio, creative consultancy to help maximize campaign effectiveness, data consultancy to improve an advertiser’s targeting strategy and research and insights services to measure campaign effectiveness. Additionally, following contract execution and implementation, our account management teams guide our media partners on how additional platform deployment and optimizations can deliver incremental monetization.
Our marketing team is focused on delivering strategies that drive efficient new media partner and advertiser acquisition, increasing awareness of our brand and our evolving solutions, and educating the market in order to enhance our position as key industry thought leaders.
Human Capital Resources
We believe that the Company is comprised of an intelligent and driven group of individuals from varying backgrounds who are passionate and excited to be leading continued innovation in Open Internet technology and advertising. Our culture and team are critical assets in building and expanding our business. We believe that our strong teams deepen customer relationships, promote innovation, and increase productivity. The Acquisition brings together the cultures of Outbrain and Teads, each of which have focused on and invested in the dynamic nature of their teams.
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
We have approximately 1800 employees, which excludes notified employees whose positions were impacted by the acquisition-related restructuring. Approximately 18% of our workforce is located in Israel, 16% is located in France, 6% is located in Slovenia, 13% is located in the United States, and the remaining 47% is located across our other global offices. The Company operates according to a hybrid schedule under which employees work three days per week in office and two days per week from their homes.
Seasonality

In the advertising industry, companies commonly experience seasonal fluctuations in revenue, and therefore overall operating results. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the year in order to coincide with increased holiday purchasing. Historically, the fourth quarter of the year reflects the Company’s highest level of advertising activity and the first quarter reflects the lowest level of such activity. The Company expects its revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.

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
We consider our trademarks, patents, copyrights, trade secrets, and other intellectual property rights to be, in the aggregate, material to our business. In addition to our intellectual property rights, we also consider the skills and ingenuity of our employees and the functionality and frequent enhancements to our solutions to be contributors to our success. We believe our platforms would be difficult, time consuming, and costly to replicate. We protect our competitive technology position through innovation and by continually developing new intellectual property.

Outbrain has built an extensive intellectual property portfolio to date. This portfolio includes 17 granted U.S. utility patents, 35 granted U.S. design patents, 15 European registered community designs and 14 UK registered designs.
Regulatory Environment
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, many of which are still evolving and being tested in courts, and could be interpreted or enforced in ways that could harm our business. These laws and regulations involve matters including privacy, use of AI, data use, data protection and personal information, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, competition, protection of minors, consumer protection, accessibility, taxation, environmental reporting and economic or other trade controls including sanctions, and securities law compliance. Foreign laws and regulations can impose different obligations, or penalties or fines for non-compliance, or be more restrictive than those in the United States. More generally, the application, interpretation, and enforcement of applicable laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction, industry or size of company. For example, the Digital Services Act (“DSA”) in the European Union, which became enforceable in February 2024, is aimed at protecting users and the digital space from harmful and illegal content. Although we have not been named a “Very Large Online Platform” under the DSA, we are required to meet certain content transparency requirements which require technical and compliance changes. The DSA includes significant penalties for non-compliance. In addition, the Digital Markets Act targets “gatekeeper” platforms, which control key digital markets, to ensure fair conditions for businesses and consumers. These laws address challenges like unfair business practices by dominant platforms, illegal content, disinformation, and harmful algorithmic systems. Together, they aim to safeguard users, promote transparency, and foster innovation and competition in the digital economy. The rising global adoption of AI technologies has resulted in the European Union reaching a provisional political agreement on the Artificial Intelligence Act, 2023 (“EU AI Act”). The EU AI Act imposes multiple new requirements on the utilization of generative AI technologies which may adversely impact our business practices and affect our ability to adopt new technologies.
Additionally, we expect that the new U.S. presidential administration will seek to implement a regulatory reform agenda that is significantly different from that of the prior administration, impacting laws, rules and regulations pertinent to us, which could, in turn, have a material effect on our business.
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
We have been subject to significant legislative and regulatory developments in the past, and proposed or new legislation and regulations could significantly affect our business in the future. For example, we implemented a number of changes and controls as a result of requirements under the General Data Protection Regulation (EU) 2016/679 (“GDPR”), and may implement additional changes in the future. The GDPR also requires submission of personal data breach notifications to our lead European Union privacy regulator, and includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The interpretation of the GDPR is still evolving and draft decisions of regulators are subject to review by other European privacy regulators as part of the GDPR’s consistency mechanism, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. In addition, the United Kingdom, Brazil, Japan, Singapore and other countries have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions that could increase the cost and complexity of delivering our services, cause us to cease the offering of our products and services in certain countries, or result in fines or other penalties. The California Consumer Privacy Act, as amended by the California Privacy Rights Act, and similar laws recently enacted by other states also establish certain transparency rules and create certain data privacy rights for users. In addition, the European Union’s ePrivacy Directive and national implementation laws impose additional limitations. Changes to our products or business practices as a result of these or similar developments have in the past adversely affected, and may in the future adversely affect, our business and adds complexity to our and our partner’s compliance programs.
We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including the collection of data and the data shared between countries or regions in which we operate. If we are unable to collect data and/or transfer data between and among countries and regions in which we operate, it could affect our ability to provide our services or our ability to target ads, which could adversely affect our financial results. For example, in July 2023 the E.U.-U.S. Data Privacy Framework (“DPF”), a voluntary certification program for the transfers of personal data from the E.U. to the U.S., became effective. The DPF replaced the prior transfer framework that was invalidated in July 2020 by the Court of Justice of the European Union. Though we have been certified under the DPF, these mechanisms, including the Standard Contractual Clauses, for transfers of data continue to face legal challenges and invalidation of such schemes or restrictions on data transfers could materially and adversely affect our business, financial condition, and results of operations.
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
•In order to provide secure ads, at Outbrain we integrated an advanced industry leading third-party technology to scan live ads looking for potential security violations either in the ads themselves or on the pages to which they directly link. Combined with internally developed capabilities and our content review process we are tackling both malicious ads and the bad actors behind them.
•Providing a clean, non-fraudulent premium network for media owners, advertisers and consumers is a top priority at Outbrain. Our dedicated anti-fraud team monitors our platform to identify and investigate unusual web traffic patterns. We detect, block and prevent fraudulent web traffic by using both internal and external third-party TAG Anti-Fraud certified solutions. We also implement certain Media Rating Council Invalid Traffic Detection and Filtration Standards in our internal fraud detection technological ecosystem.

•Teads and Outbrain have been Trustworthy Accountability Group (“TAG”) Brand Safety Certified members since 2017 and 2018, respectively, with Teads’ global operations also maintaining the “Brand Safety Certified” and “Certified Against Fraud” seals. Teads detects, blocks and prevents fraudulent web traffic by using Double Verify, TAG DCIP List, and internal solutions.

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
The risks described below are applicable to Outbrain, Teads and the combined company, unless otherwise specified. The risk factors applicable to legacy Teads are set forth in the Company’s definitive proxy statement filed with the SEC on October 31, 2024 are hereby incorporated by reference in this Report.
Risk Factor Summary
The following is a summary of some of the principal risks we face:
•Our ability to successfully integrate Teads or manage the Company effectively;
•Our ability to realize synergies and other benefits of the Acquisition, including, among other things, operating efficiencies, revenue synergies and cost savings;
•Our due diligence investigation of Teads may be inadequate or risks related to Teads’ business may materialize;
•Unexpected costs, charges or expenses resulting from the Acquisition;
•The outcome of any securities litigation, stockholder derivative or other litigation related to the Acquisition;
•The Company may need to raise additional financing in the future to fund its operations, which may not be available to it on favorable terms or at all;
•The market price of the Common Stock is expected to be volatile, and the market price of the Common Stock may drop, following the Acquisition;
•The Company’s internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act;
•The Company’s ability to attract and retain customers, management and other key personnel;
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

•The potential impact of AI on our industry and our need to invest in AI-based solutions;
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

Risks Related to the Acquisition

If our due diligence investigation of Teads was inadequate or if risks related to Teads’ business materialize, it could have a material adverse effect on our stockholders’ investment.

While we conducted a due diligence investigation of Teads, we cannot be sure that our diligence surfaced all material issues or liabilities that may be present inside Teads or its business, or that it would be possible to uncover all material issues or liabilities, or that factors outside of Teads and its business and outside of its control will not arise later. If any such material issues or liabilities arise, they may materially and adversely impact the ongoing business of the Company and our stockholders’ investment.

Outbrain and Teads are, and may become involved in additional securities litigation, stockholder derivative or other litigation in connection with the Acquisition, and this could divert the attention of Outbrain and Teads management and harm the Company’s business, and insurance coverage may not be sufficient to cover all related costs and damages.

Securities litigation or stockholder derivative litigation frequently follows the announcement of certain significant business transactions, such as a material acquisition like the Acquisition. Outbrain and Teads are involved in this type of litigation in connection with the Acquisition and may become involved in this type of litigation in the future. The outcome of any such litigation is uncertain, and any such potential lawsuits could result in substantial costs. Litigation often is expensive and diverts management’s attention and resources. Further, the defense or settlement of any lawsuit or claim that remained unresolved at the time the Acquisition could adversely affect the business of the Company, and insurance coverage may not be sufficient to cover all related costs and damages.

Risks Related to the Company After the Acquisition Closing

Outbrain will incur significant transaction and integration-related costs in connection with the Acquisition and may not be able to integrate Teads successfully or manage the combined business effectively, and many of the anticipated synergies and other benefits of the Acquisition may not be realized or may not be realized within the expected time frame.

The Acquisition involves the combination of two companies that currently operate as independent companies. Outbrain consummated the Acquisition with the expectation that the Acquisition would result in various benefits, including, among other things, operating efficiencies, revenue synergies and cost savings. Achieving the anticipated benefits of the Acquisition is subject to a number of uncertainties, including whether the businesses of Outbrain and Teads can be integrated in an efficient and effective manner.

It is possible that the Company may fail to realize some or all of the anticipated benefits of the Acquisition, the integration process could take longer than anticipated, be more costly than expected or that the management of the combined organization and achievement of anticipated synergies could be more difficult than expected. The integration process could result in the disruption of ongoing businesses, processes, systems and business relationships or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could have an adverse effect on Outbrain’s ability to achieve the anticipated benefits of the Acquisition. The integration process is subject to a number of risks and uncertainties, and no assurance can be given that the anticipated benefits of the Acquisition will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could adversely affect Outbrain’s future businesses, financial condition, results of operations and prospects.

In addition, Outbrain will incur significant transaction costs related to the Acquisition, including investment banking, legal and accounting fees, and significant integration-related fees and costs related to formulating and implementing integration plans which cannot be accurately estimated at this time. Actual transaction costs may substantially exceed estimates and may have an adverse effect on the Company’s financial condition and operating results. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

Unfavorable global economic conditions could adversely affect the Company’s business, financial condition or results of operations.

The Company’s results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for the Company’s products and services and the Company’s ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain the Company’s suppliers, possibly resulting in supply disruption, or cause the Company’s customers to delay making payments for its services. Any of the foregoing could harm the Company’s business and the Company cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact its business.

The Company may need to raise additional financing in the future to fund its operations, which may not be available to it on favorable terms or at all.

Following the Acquisition, the Company will need to fund its ongoing working capital, capital expenditures, debt service requirements and other financing requirements. We expect that the Company will fund these requirements through its cash flows from operations and the borrowings under its existing credit facility. However, in the future, the Company may require additional sources of financing to fund its operations.

Raising additional capital may be costly or difficult to obtain and could significantly dilute stockholders’ ownership interests or inhibit the Company’s ability to achieve its business objectives. If the Company raises additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of its Common Stock holders. Additionally, to the extent that the Company raises additional capital through the sale of Common Stock or securities convertible or exchangeable into Common Stock, its stockholders’ ownership interest in the Company will be diluted. Further, any debt financing may subject the Company to fixed payment obligations and covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures, making investments and certain payments or declaring and paying dividends.

The market price of the Common Stock may decline as a result of the Acquisition.

The market price of the Common Stock may decline as a result of the Acquisition for a number of reasons, including if:

•the Company does not achieve the perceived benefits of the Acquisition as rapidly or to the extent anticipated by financial or industry analysts;
•the effect of the Acquisition on the Company’s business and prospects is not consistent with the expectations of financial or industry analysts;
•the transaction costs related to the Acquisition are greater than expected; or
•investors react negatively to the effect on the Company’s business and prospects from the Acquisition.

The market price of the Common Stock is expected to be volatile, and the market price of the Common Stock may drop following the Acquisition.

The market price of the Common Stock following the closing of the Acquisition could be subject to significant fluctuations. The results of operations of the Company, and the market price of the Common Stock after the Acquisition Closing may be affected by factors different from those currently affecting the results of operations of each of Outbrain and Teads on a standalone basis.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of the Common Stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. If not dismissed, settled or otherwise resolved, the Company will need to defend any such action. Even if the Company is successful in defending against this action or any similar claims that may be brought in the future, such litigation could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect the Company’s business.
Additionally, a decrease in the stock price of the Company may cause the Common Stock to no longer satisfy the continued listing standards of Nasdaq. If the Company is not able to maintain the requirements for listing on Nasdaq, it could be delisted, which could have a materially adverse effect on its ability to raise additional funds as well as the price and liquidity of the Common Stock.

The Company’s internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on the Company’s business and share price.

The Company will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that the Company maintain effective disclosure controls and procedures and internal control over financial reporting. The Company must perform system and process evaluation and testing of its internal control over financial reporting to allow management to report on the effectiveness of its internal controls over financial reporting in its Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. As a private company, with limited exceptions, Teads has not previously been required to test its internal controls within a specified period. This may result in the diversion of management, and the Company may experience difficulty in meeting these reporting requirements in a timely manner.

The Company may discover weaknesses in its system of internal financial and accounting controls and procedures that could result in a material misstatement of its financial statements. The Company’s internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If the Company is not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if it is unable to maintain proper and effective internal controls, the Company may not be able to produce timely and accurate financial statements. If that were to happen, investors may lose confidence in the accuracy and completeness of the Company’s financial reports, the market price of the Common Stock could decline and it could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in the Company’s internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict the Company’s future access to the capital markets.

If the Company fails to attract and retain management and other key personnel, it may be unable to continue to grow effectively.

The Company’s ability to compete in a highly competitive industry depends upon contributions from its employees, in particular its senior management team. From time to time, there may be changes in the Company’s senior management team, and such changes may be disruptive to the Company’s business. The loss of the services of any members of the Company’s senior management team could impede, delay or prevent the successful growth of the Company, and its business could be harmed as a result.

The Company might not be able to attract or retain qualified management and other highly skilled personnel in the future due to intense competition. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, the Company must continue to focus on retaining the best employees. The Company may need to invest significant amounts of cash and equity to attract and retain employees. If the Company is not able to effectively attract and retain employees, its ability to achieve strategic objectives could be adversely impacted, and the Company’s business could be harmed.

Outbrain’s current stockholders have a reduced ownership and voting interest in, and exercise less influence over the management of, Outbrain following the closing of the Acquisition as compared to their previous ownership and voting interest in Outbrain.

The stockholders of Outbrain which were also stockholders prior to the closing of the Acquisition own a smaller percentage of the Company than they did prior to the closing. Following the closing, such stockholders are estimated to beneficially own approximately 53% of the shares of the Common Stock, based on the number of issued and outstanding shares as of December 31, 2024. Consequently, the stockholders of Outbrain which were also stockholders prior to the closing are no longer able to exercise the same degree of influence over the management and policies of the Company.

In addition, the stockholders agreement (the “Stockholders Agreement”) between the Company and Altice Teads S.A. (“Altice Teads”) requires that, for so long as Altice Teads and its affiliates hold in the aggregate at least 15% of the total voting power of the outstanding capital stock of Outbrain, Altice Teads and each of its affiliates shall take such action at each meeting of the stockholders of Outbrain or any class thereof as may be required so that all issued and outstanding shares of Common Stock beneficially owned by Altice Teads and/or by any of its affiliates are voted in the same manner as recommended by the Outbrain Board of Directors, except (i) with Outbrain’s prior written consent or (ii) to the extent that Outbrain is in material breach of certain obligations under the Stockholders Agreement and fails to cure such breach within 10 business days of notice. As a result, for so long as Altice Teads and its affiliates hold in the aggregate at least 15% of the total voting power of the outstanding capital stock of Outbrain and vote in the same manner as recommended by the Outbrain Board, you will have less influence as a stockholder.

Outbrain’s stockholders may not realize a benefit from the Acquisition commensurate with the ownership dilution they experienced by reason of the Acquisition.

If the Company is unable to realize the strategic and financial benefits currently anticipated from the Acquisition, Outbrain’s stockholders may experience substantial dilution of their ownership interest without receiving a commensurate benefit. Significant management attention and resources will be required to integrate the Teads business. Delays in this process could adversely affect the Company’s business, financial results, financial condition and stock price following the closing of the Acquisition. Even if the Company is able to integrate Teads’ business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, innovation and operational efficiencies that may be possible from this integration and that these benefits will be achieved within a reasonable period of time.

Sales by Altice Teads or other holders of shares of Common Stock, or the perception that such sales may occur, could cause the market value of the Common Stock to decline.

Outbrain issued 43.75 million shares of Common Stock to Altice Teads. Prior to the closing of the Acquisition, Altice Teads and Outbrain entered into a registration rights agreement pursuant to which Outbrain will provide customary demand and piggyback registration rights to the holders of registrable securities of Altice Teads, which includes, among other things, all shares of Common Stock held by Altice Teads immediately following the Acquisition closing.

In addition, pursuant to the Stockholders Agreement, Altice Teads is subject to restrictions on the transfer of the consideration it received in connection with the Acquisition. The Stockholders Agreement provides that Altice Teads may not transfer or agree to transfer any shares of Outbrain for a period of three months after the Acquisition closing, without the prior written approval of the Outbrain Board of Directors, subject to specified exceptions. Following such three-month period, Altice Teads may not transfer or agree to transfer any such shares to the extent that, as a result of such transfer, any person becomes the beneficial owner of 10% or more of the total voting power of Outbrain. The issuance of shares of Common Stock could on its own have the effect of depressing the market price for the Common Stock. Altice Teads owns approximately 47% of the issued and outstanding shares of Common Stock, based on the amount of issued and outstanding shares of Common Stock as of December 31, 2024. This concentration of ownership may have a negative impact on the trading price for the Common Stock because investors often perceive disadvantages in owning stock in companies with controlling or major shareholders. In addition, Altice Teads may decide not to hold the large shareholding of Common Stock that it received in the Acquisition, and may instead decide to reduce its investment in Outbrain. Such sales of Common Stock or the perception that these sales may occur, could have the effect of depressing the market price for the Common Stock. This in turn could impair the Company’s future ability to raise capital through an offering of equity securities.

Altice Teads has influence over the Company, including director nomination rights, and Altice Teads’ interests may not always coincide with the interests of the Company’s other stockholders.

Outbrain and Altice Teads entered into the Stockholders Agreement at the Acquisition closing. Pursuant to the Stockholders Agreement, at the Acquisition closing, the size of the Outbrain Board was expanded by two, and two persons designated by Altice Teads will be appointed to the Outbrain Board. In addition, subject to maintaining certain beneficial ownership thresholds, Altice Teads shall have an ongoing right to nominate directors to the Outbrain Board (a certain number of which shall be unaffiliated with Altice Teads and shall be independent from the Outbrain Board).

The Stockholders Agreement also requires that for so long as Altice Teads and its affiliates hold in the aggregate at least 15% of the total voting power of the outstanding capital stock of Outbrain, Altice Teads and each of its affiliates shall take such action at each meeting of the stockholders of Outbrain or any class thereof as may be required so that all issued and outstanding shares of Common Stock beneficially owned by Altice Teads and/or by any of its affiliates are voted in the same manner as recommended by the Outbrain Board of Directors, except (i) with Outbrain’s prior written consent or (ii) to the extent that Outbrain is in material breach of certain obligations under the Stockholders Agreement and fails to cure such breach within 10 business days of notice. As a result, for so long as Altice Teads and its affiliates hold in the aggregate at least 15% of the total voting power of the outstanding capital stock of Outbrain and vote in the same manner as recommended by the Outbrain Board, you will have less influence as a stockholder.

On the Acquisition closing date, Altice Teads received 43.75 million shares of Common Stock. Following the Acquisition closing, Altice Teads owns approximately 47% of the issued and outstanding shares of Common Stock, based on the amount of issued and outstanding shares of Common Stock as of December 31, 2024. The voting by Altice Teads and its affiliates may limit the other stockholders’ ability to influence corporate matters, and as a result, actions may be taken that stockholders may not view as beneficial. In addition, the existence of such requirement over a significant portion of Outbrain’s voting power may have the effect of making it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, the Company.

In addition, following the Acquisition closing, the Outbrain Board of Directors will consist of 10 directors, and as a result, designees of Altice Teads represent 20% of the Outbrain Board. As a result of such representation, Altice Teads-nominated directors may be able to influence decisions by the Outbrain Board of Directors, and recommendation by the Outbrain Board on proposals for Outbrain stockholders to vote on. The ability of Altice Teads to nominate directors may adversely affect the trading price of shares of the Outbrain Common Stock due to investors’ perception that conflicts of interest may exist or arise with respect to the Altice Teads-nominated directors.

If equity research analysts publish unfavorable research or reports about the Company, its business or its market, its stock price and trading volume could decline.

The trading market for the Common Stock will be influenced by the research and reports that equity research analysts publish about the Company and its business. The Company will not have any control over equity research analysts, or the content and opinions included in their reports. The price of the Common Stock could decline if one or more equity research analysts downgrade it or issue other unfavorable commentary or research.

Risks Related to Outbrain, Teads and the Company
Our revenue and results of operations are highly dependent on overall advertising demand and spending in the markets in which we operate. Factors that affect the amount of advertising spending, such as economic downturns, unexpected events or events outside of our control, can make it difficult to predict our revenue and could adversely affect our business, results of operations, and financial condition.
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
The continued volatile macroeconomic environment, with variables such as the Russia-Ukraine and Israel-Hamas wars, general unrest in Europe and the Middle East, bank failures, tariffs and trade wars, inflation, and U.S. interest rates, has impacted certain categories of our advertisers. These conditions have in turn adversely impacted us and could, if they continue or worsen, adversely impact us in the future, including if our advertisers were to reduce or further reduce their advertising spending as a result of any of these factors.
We continue to monitor our operations, and the operations of those in our ecosystem (including media partners, advertisers and agencies). However, these conditions, whether resulting from the factors described above or due to the occurrence of other unanticipated events, make it difficult for us, our media partners, advertisers and agencies to accurately forecast and plan future business activities and could cause a reduction or delay, or further reduction or delay, in overall advertising demand and spending. The occurrence of unforeseen events, like public health crises, conflicts and wars, and other macroeconomic factors that affect advertising demand may have a disproportionate impact on our revenues and profitability in certain periods and could adversely affect our business, results of operations, and financial condition.
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
With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our profitability. In addition, we and our media partners compete indirectly for user engagement with larger search and social media companies, such as Meta (formerly Facebook), Google, LinkedIn, X and TikTok. We also broadly compete for advertiser budgets with other forms of traditional and online marketing, including keyword advertising, social media marketing and display advertising.
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
We also seek to increase the number of advertisers and to reach new advertisers, both directly and through their media agencies. Attracting new advertisers and expanding existing relationships with our advertisers requires substantial effort and expense. In particular, large advertisers with well-established brands may require us to spend significant time educating them about our platform and solutions. It may be difficult and time consuming to identify, sell and market to potential advertisers who already allocate their budgets to large competitors and who expect to see a similar return on investment before diversifying or allocating a portion of their advertising budgets to us. If competitors introduce lower cost or differentiated offerings that compete with or are perceived to compete with the Company’s offerings, the Company’s ability to grow its business with new or existing advertisers could be impaired. It is possible that the Company may reach a point of saturation at which it cannot continue to grow its revenue because of internal limits that advertisers may place on the allocation of their advertising budgets to digital media or to a particular provider. The Company’s advertisers typically have relationships with different providers and there is limited cost to moving budgets to its competitors. As a result, the Company may have limited visibility as to its future revenue streams. Teads cannot assure that its customers or publishers will continue to use its platform or that it will be able to replace, in a timely or effective manner, departing customers with new customers or publishers that generate comparable revenue.
We depend on media agencies who assist advertisers in planning and purchasing advertising for brand marketing objectives, such as preference shift and brand awareness. Media agencies may require platforms like ours to be added to preferred partners programs, connect to designated intermediaries or make various commitments. It may be difficult, costly or time-consuming to meet media agency requirements and may not result in revenue growth. If we are unsuccessful in developing new advertiser and agency relationships and maintaining and expanding our existing relationships, our results of operations and prospects will be adversely affected.
Our advertiser contracts, which can be canceled at any time, do not usually include any commitments to spend any amount of money with us, subjecting us to sudden changes in spend estimates which could have an adverse effect on our business, results of operations and financial condition.

Our customers may provide estimates of how much they will spend on advertising with us, but they do not usually commit contractually to a specific spend amount, which is typical practice in the digital advertising industry. There are times when sudden terminations or unforeseen reductions in spend occur due to reasons beyond our control, including sudden changes in an advertiser’s campaign needs or financial situation unrelated to our relationship with the advertiser. If the Company is unable to effectively forecast revenue, it may not be able to make the best decisions with respect to investment and management, which could have a material adverse effect on its business, results of operations and financial condition.

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
We also regularly experience slow payment cycles by media agencies as is common in our industry. In terms of our payment obligations, typically, we are contractually required to pay our media partners within a negotiated period of time, regardless of whether our advertisers or agency clients pay us on time, or at all. While we attempt to negotiate long payment periods with our media partners and shorter periods from our advertisers and seek to enforce the payment terms currently in place with our clients, we are not always successful. As a result, we must manage timing issues between our accounts payable and our accounts receivable. Our collections and payments cycle may increasingly consume working capital if we continue to be successful in growing our business. If we are unable to generate sufficient funds from operations or borrow on commercially acceptable terms or at all, our working capital availability could be reduced, and as a consequence, our financial condition and results of operations would be adversely impacted.
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
Our reputation and brand may be negatively affected by ads that are deemed to be hostile, infringing, offensive or inappropriate by consumers, media partners or other advertisers and agencies. From time to time, we make changes in our advertiser guidelines that can result in the inclusion or exclusion of certain types of ads. We cannot predict with certainty the impact that such changes might have on user engagement or perceptions of our recommendations. We have adopted policies regarding unacceptable advertisements and retain authority to remove ads that violate these policies; however, advertisers could nonetheless provide such content and occasionally circumvent our policies. If any of those ads lead to hostile, infringing, offensive or inappropriate content, our reputation could suffer by association. The safeguards we have in place may not be sufficient to avoid harm to our reputation and brand. The Teads brand may be negatively impacted by the Acquisition. This could adversely affect existing relationships with media partners, advertisers and agencies, as well as our ability to expand our user, media partner and advertiser base, and harm our business, results of operations, and financial condition.
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

Since the establishment of the State of Israel in 1948 and in recent years, armed conflicts between Israel and its neighboring countries and terrorist organizations active in the region have involved missile strikes, hostile infiltrations, terrorism against civilian targets in various parts of Israel, and recently abduction of soldiers and citizens.

Following the October 7th attacks by Hamas terrorists in Israel’s southern border, Israel declared war against Hamas and since then, Israel has been involved in military conflicts with Hamas, Hezbollah, a terrorist organization based in Lebanon, and Iran, both directly and through proxies like the Houthi movement in Yemen and armed groups in Iraq and other terrorist organizations. Additionally, following the fall of the Assad regime in Syria, Israel has conducted limited military operations targeting the Syrian army, Iranian military assets and infrastructure linked to Hezbollah and other Iran-supported groups. Although certain ceasefire agreements have been reached with Hamas and Lebanon (with respect to Hezbollah), and some Iranian proxies have declared a halt to their attacks, there is no assurance that these agreements will be upheld, military activity and hostilities continue to exist at varying levels of intensity, and the situation remains volatile, with the potential for escalation into a broader regional conflict involving additional terrorist organizations and possibly other countries. Also, the fall of the Assad regime in Syria may create geopolitical instability in the region.

While our facilities have not been damaged during the current war, the hostilities with Hamas, Hezbollah, Iran and its proxies and others have caused and may continue to cause damage to private and public facilities, infrastructure, utilities, and telecommunication networks, potentially disrupting our operations and supply chains. In addition, Israeli organizations, government agencies and companies have been subject to extensive cyber attacks. This could lead to increased costs, risks to employee safety, and challenges to business continuity, with potential financial losses.

The continuation of the war has also led to a deterioration of certain indicators of Israel’s economic standing, for instance, a downgrade in Israel’s credit rating by rating agencies (such as by Moody’s, S&P Global, and Fitch).

In connection with the ongoing war, several hundred thousand Israeli military reservists were drafted to perform immediate military service, and military reservists are expected to perform long reserve duty service in the coming years. As of the date of this Report, a limited number of our employees are called to active military duty. The absence of our employees due to their military service in the current or future conflicts may materially and adversely affect our ability to conduct our operations.

Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of certain direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that such government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business.

The global perception of Israel and Israeli companies, possibly influenced by the actions of international judicial bodies, may lead to increased sanctions and other negative measures against Israel, as well as Israeli companies and academic institutions. There is also a growing movement among countries, activists, and organizations to boycott Israeli goods, services and academic research or restrict business with Israel, which could affect business operations. If these efforts become widespread, along with any future rulings from international tribunals against Israel, they could significantly and negatively impact business operations.
We also do business with advertisers and media partners located in Israel. The conditions described above may impact advertising demand and the extent of monetization on media partners in Israel. A portion of our business (less than 5% of our revenues) is from advertisers in Israel displaying ads on media partner inventory in Israel which has been impacted by the above events.
Prior to the October 2023 war, the Israeli government pursued changes to Israel’s judicial system and has recently renewed its efforts to effect such changes. In response to the foregoing developments, certain individuals, organizations, and institutions, both within and outside of Israel, voiced concerns that such proposed changes, if adopted, may negatively impact the business environment in Israel. Such proposed changes may also lead to political instability or civil unrest. If such changes to Israel’s judicial system are pursued by the government and approved by the parliament, this may have an adverse effect on our business, results of operations, and ability to raise additional funds.
Our current business model depends on media owners maintaining open access digital properties, monetizing through advertising and attracting users to their digital properties, and could be impacted by continued pressure on the publishing industry.
Our platform depends on users continuing to consume content on media owners’ digital properties. Media owners face challenges growing and maintaining their audiences as a result of the proliferation of new and innovative content distribution methods such as social media platforms and AI summarization. The overall decline in media owner audiences may limit available advertising inventory creating financial pressure on media owners who rely on advertising to operate their business. As a result of these evolving trends, we have seen and may continue to see media owners consolidating or ceasing to operate.
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
In preparing our financial statements, we make certain assumptions, judgments and estimates that affect amounts reported in our consolidated financial statements, which, if not accurate, may significantly impact our financial results.
In preparing our financial statements, we will make assumptions, judgments, and estimates for a number of items. These assumptions, judgments and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the applicable date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.

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
The data we collect improves our algorithms and helps us deliver relevant recommendations with greater consumer engagement. Our ability to collect and use data is critical to the value of our platform. Without cookies, mobile device IDs, and other tracking technology data, our recommendations would be informed by less information about user interests and advertisers may have less visibility into their return on ad spend. If our ability to use cookies, mobile device IDs or other tracking technologies is limited, we may be required to develop or obtain additional applications and technologies to compensate for the lack of cookies, mobile device IDs and other tracking technology data, which could be time consuming or costly to develop, less effective, and subject to additional regulation. As described in more detail below under the risk factor titled “User growth and engagement depends upon effective interoperation with devices, platforms and standards set by third parties that we do not control,” prominent technology companies also have discontinued, or announced intentions to discontinue, the use of certain cookies, and to develop alternative methods and mechanisms for tracking users.
Additionally, we are subject to laws and regulations related to data privacy, data protection, information security, and consumer protection across different markets where we conduct our business, which could potentially impact our ability to collect, use, and disclose data as described in under the risk factor titled “We are subject to laws and regulations related to online privacy, data protection, and information security, and consumer protection across different markets where we conduct our business, including in the United States and Europe. Such laws, regulations, and industry requirements are constantly evolving and changing and could potentially impact data collection and data usage for advertising and recommendations. Our actual or perceived failure to comply with such obligations could have an adverse effect on our business, results of operations, and financial condition.”
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
Prominent technology companies also have discontinued, or announced intentions to discontinue, the use of certain cookies, and to develop alternative methods and mechanisms for tracking users. The most commonly used Internet browsers allow users to modify their browser settings to block first-party cookies (placed directly by the media partner or website owner that the user intends to interact with) or third-party cookies, and some browsers block third-party cookies by default. For example, Apple already prohibits the use of third-party cookies and moved to “opt-in” privacy models with iOS requiring users to voluntarily choose (opt-in) to permit app developers to track them across applications and websites and therefore receive targeted ads. In addition, although Google has announced it will not completely deprecate third party cookies, it is expected to introduce new privacy options to restrict the availability of such technologies across its platforms. As a consequence of these changes, fewer of our cookies or media partners’ cookies may be set in browsers or be accessible in mobile devices, which adversely affects our business.
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
We also face risks of disruptions of service from third-party interference with our platform. As discussed above, cyberattack techniques are constantly evolving and becoming increasingly diverse and sophisticated. Outbrain’s platform is designed with degradation features that enable us to turn off our organic experiences and ads without producing white space on the media partner’s properties for the vast majority of our media partners. While we have robust systems in place to counter attacks breaches, attacks have occurred and we cannot guarantee that future attacks may not have dire consequences, including impacting what may be displayed on the properties of our media partners and advertisers.

Any disruptions to our platform and our servers could interrupt our ability to provide our solutions and materially affect our reputation, relationships with media partners and advertisers, business and results of operations. There can be no assurance that any limitation of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim arising from such disruptions. Further, in certain circumstances we may indemnify our customers for losses they may incur for our failure to deliver services pursuant to the terms of service set forth in our service contracts. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms, will be available in sufficient amounts to cover one or more large claims, or that insurers will not deny coverage as to any future claim. Specifically, our insurance policies may have exclusions which would limit our ability to recover under such policies, the limits under such policies may be insufficient, or insurers may deny coverage following their investigation of a claim. The successful assertion of one or more large claims against us that are excluded from our insurance coverage or that exceed available insurance coverage, or changes in our insurance policies (including premium increases, the imposition of large deductible or co-insurance requirements, changes in terms and conditions or outright cancellation or non-renewal of coverage), could have a material adverse effect on our business, results of operations and financial condition. Furthermore, the assertion of such claims, whether or not successful, could cause us to incur reputational damage, which could have a material adverse effect on our business, results of operations and financial condition. Moreover, anticipating cyberattacks or alleviating problems resulting from errors or disruptions in our platform could require significant resources, which would adversely impact our financial position, and results of operations.

AI presents risks for the Open Internet and display advertising. We use AI in our business, and challenges with efficiently adopting AI and properly managing its use could result in competitive harm, reputational harm, and legal liability, and adversely affect our results of operations.

Advancements in AI present opportunities and risks for our business, particularly within the context of the Open Internet and display advertising. AI has the potential to alter the competitive dynamics of digital advertising by changing the way in which users access information and content on the Open Internet. This change could reduce advertiser reliance on the Open Internet and present challenges for independent publishers, which in turn may negatively impact our business model. Additionally, the rapid evolution of AI technologies could lead to diminishing demand for display advertising or reallocating budgets to new formats and approaches. If we are unable to address these disruptions, adapt to evolving market expectations, or compete effectively with AI-driven ecosystems, our growth and market position could be adversely impacted.

Our business relies on the incorporation of machine learning and predictive AI solutions into our platform, offerings, services and features and these applications are becoming even more important in our operations. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be infringing, deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected and we may be subject to the risk of litigation. We have also announced that we are experimenting with various generative AI capabilities with the goal of automating and significantly enhancing platform functionality, ad variety and overall engagement. Generative AI, however, also presents various management risks, as well as emerging ethical issues, and if our use of AI becomes difficult to manage and/or controversial, we may experience brand or reputational harm, competitive harm, or legal liability. As a result of the complexity and rapid development of AI and generative AI, AI is the subject of evolving levels of review by various governmental and regulatory agencies in jurisdictions across the world, which are considering the applicable legal and regulatory frameworks that governments and regulators may apply, including the recently passed EU AI Act.

In addition, there have been numerous other laws and bills proposed at the U.S. federal and state level, as well as internationally, aimed at regulating the deployment or provision of AI systems and services. This includes the Colorado AI Act, which is the first U.S. state comprehensive law relating to the development and deployment of certain AI systems. The Colorado AI Act will become effective February 1, 2026, and, like the EU AI Act, provides for a regulatory risk-based framework. The Colorado AI Act may impel other states to adopt similar legislation, potentially creating a patchwork of state AI laws with which companies must comply absent any omnibus federal regulation. At the U.S. federal level, in October 2023 the Biden Administration issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence that, among other things, articulates certain standards and guidelines for AI safety and security and directs federal agencies and departments to create additional standards and regulations for the use or oversight of AI. Other jurisdictions may adopt similar or more restrictive laws and regulations that may restrict or hinder the use of AI technologies.

We may not be able to accurately predict how courts and regulators will implement new laws or regulations, or apply existing laws or regulations, to AI or otherwise respond to applicable developing legal AI frameworks. The rapid evolution of AI, including government regulation of AI, may impede our ability to do business and will require significant resources to compete effectively and to ensure compliance with evolving regulatory requirements.
Failures or loss of our infrastructure, including hardware and software, with respect to us and other service providers on which we rely, could adversely affect our business.
We rely on owned and leased servers and other third-party hardware and infrastructure to support our operations. To support our business needs, we operate our own proprietary cloud infrastructure using third party data centers co-located in separate locations managed by different vendors in the United States. In addition, we also serve recommendations from a public cloud. We do not have control over the operations of these facilities or technology of our cloud and service providers, including any third-party vendors that collect, process and store personal data on our behalf. Our systems, servers and platforms and those of our service providers may be vulnerable to computer viruses, physical or electronic break-ins, sabotage, intentional acts of vandalism and other misconduct that our security measures or the security measures of these service providers may not detect. Individuals able to circumvent such security measures may disrupt our operations, damage our hardware and infrastructure, misappropriate confidential or proprietary information or otherwise impair our reputation and business. Additionally, to the extent that our cloud and other service providers experience security breaches that result in the unauthorized or improper use of confidential data, employee data or personal data, we may not be indemnified for losses resulting from such breaches. There can be no assurance that we or our third-party providers will be successful in preventing security breaches, including as a result of cyber attacks, or successfully mitigating their effects.
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
Our growth strategy also depends on our ability to expand and retain our organization with highly skilled personnel. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees. Competition for highly skilled personnel in our industry is challenging across all our locations, particularly in New York City, where our headquarters are located, and in Israel, France and Slovenia, where we conduct the majority of our research and development activities. We may need to invest significant amounts of cash and equity and, therefore, may be impacted by our share performance, to attract and retain employees and we may not realize returns on these investments. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives could be adversely impacted, and our business could be harmed.
Our corporate culture has contributed to our success, and if we cannot maintain it as a result of our hybrid work model or otherwise, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, creativity, and teamwork across our business, helping to drive our success. We cannot ensure we can effectively maintain our corporate culture as we continue to grow and maintain the hybrid work model. As we expand and change, in particular across multiple geographies, following acquisitions, including the Acquisition, in more remote environments or in global talent centers, it may be difficult to preserve our corporate culture, which could reduce our ability to innovate, create, and operate effectively. Over time, factors such as expansion, dispersal and remote operations may also decrease the cohesiveness of our teams, which is critical to our corporate culture. The failure to preserve our culture could adversely affect our business, results of operations, and financial condition by negatively affecting our ability to attract, recruit, integrate and retain employees, continue to perform at current levels, and effectively execute our business strategy.
Our employees, contractors, consultants or other associated parties may behave in contravention of our internal policies or laws and regulations applicable to us, or otherwise act unethically or illegally, which could harm our reputation or subject us to liability.

We have implemented and expect to implement a number of internal policies, including our Code of Business Conduct and Ethics and policies including those related to security, privacy and respectful behavior in the workplace and securities trading in order to promote and enforce ethical conduct and compliance with laws and regulations applicable to us. Compliance with these policies requires awareness and understanding of the policies and any changes therein by the parties to whom they apply. We may fail to effectively or timely communicate internal policies or changes therein to our employees, contractors, consultants or other associates, and such persons may otherwise fail to follow our policies for reasons beyond our control. We are exposed to the risk that our employees, contractors, consultants or other associates may engage in activity that is unethical, illegal or otherwise contravenes our internal policies or the laws and regulations applicable to us, whether intentionally, recklessly or negligently. It may not always be possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may be ineffective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourself or asserting our rights, those actions could have a significant impact on our business, including harm to our reputation and the imposition of significant fines or other sanctions, all of which could have a material adverse effect on our customer relationships, business, results of operations and financial condition.
Utilizing labor in foreign countries may subject us to additional risks, which could have an adverse effect on our business, operating results and financial condition.
We have attempted to control our operating expenses by utilizing lower cost labor in foreign countries, such as India, and we may in the future expand our reliance on off-shore labor. Countries outside of the United States may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest, natural disasters, pandemics or other instability, which could interfere with work performed by these labor sources or could result in our having to replace or reduce these labor sources. Moreover, we may have difficulty in successfully staffing, transitioning knowledge of systems and controls, and managing our foreign operations, which could impact our business, financial condition or results of operations. Doing business outside of the U.S. also increases our risk exposure to anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act to the extent in effect, any violation of which could expose us to significant financial penalties or consent orders that may curtail our business.

Our business may be adversely affected by matters associated with our labor force.

Certain of our employees are covered by collective bargaining agreements or represented by works councils. We have employees located in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of those employees to effect any changes to labor arrangements. For example, certain employees in Europe are represented by works councils with whom we may need to consult on changes in conditions of employment, which may slow down or impede efforts to restructure our workforce or implement changes. While we believe our relations with our employees and their various representatives are generally satisfactory, labor relations matters may be costly to support, cause delays in our operations or otherwise have a material adverse effect on our business.
We may engage in strategic transactions, which may not yield a positive financial outcome. Further, such activity may result in the company operating in businesses beyond its current core business with risk factors beyond those which are identified here.
From time to time, we may evaluate potential mergers and acquisitions or investment opportunities. We have made a number of acquisitions in the past, including the Acquisition. Any transactions that we enter into could be material to our financial condition and results of operations. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures. Acquisitions and investments carry with them a number of risks, including the following:
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
•compliance with anti-bribery laws, including, without limitation, compliance with the U.S. Foreign Corrupt Practices Act, to the extent in effect, and the UK Bribery Act;
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
•double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and
•With respect to the United States, changes in federal policy, including trade and tariff policies and tax policy, occur over time through policy and personnel changes following elections. As a result, we may be subject to executive orders and regulatory changes affecting various aspects of our operations. For example, the current U.S. presidential administration has announced certain tariffs to be imposed on Mexico, Canada, China, India, Japan and the E.U., and may impose further tariffs on other nations. In return, China has imposed retaliatory tariffs on the United States, and others may follow. Such changes in trade policy or the imposition of tariffs could have a material adverse effect on our customers’ advertising spend, which could have a material adverse effect on our business, results of operations, and financial condition.

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
We receive, store, and process data about or related to users in addition to our media partners, advertisers, services providers and employees. Our handling of this data is subject to a variety of federal, state, and foreign laws and regulation by various government authorities, as well as contractual obligations with our partners.
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data and issuing separate guidance in this area. If we fail to comply with any such laws or regulations, we may be subject to enforcement actions that may not only expose us to litigation, fines, and civil and/or criminal penalties, but also require us to change our business practices as well as have an adverse effect on our business, results of operations, and financial condition.

The regulatory framework for online privacy issues is continuously evolving and is likely to receive global scrutiny for the foreseeable future. Restrictions could be placed upon the collection, management, aggregation, and use of information, which could result in a material increase in the cost of collecting or otherwise obtaining certain kinds of data and could limit the ways in which we may use or disclose information. In particular, the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, and similar or related practices (sometimes referred to as interest-based advertising, behavioral advertising or personalized advertising), has come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies in the United States and abroad that focus on consumer protection or online privacy. Much of this scrutiny has focused on the use of cookies and other technologies to collect information about Internet users’ online browsing activity on web browsers, mobile devices, and other devices, to associate such data with user or device identifiers or individual identities across devices and channels. As we rely upon large volumes of data collected primarily through cookies and similar technologies, it is possible that these legislative and technical changes may have a substantial impact on our ability to collect and use the data of Internet users. It is essential that we monitor global privacy developments and engage in responsible privacy practices, including providing users with notice of the types of data we collect and how we use that data to provide our services.
In the United States, the U.S. Congress and state legislatures, along with federal regulatory authorities have increased their attention on matters concerning the collection and use of consumer data. For example, California enacted the California Consumer Privacy Act, along with related regulations (together, the “CCPA”), which was subsequently updated by the California Privacy Rights Act (“CPRA”). The CCPA creates individual privacy rights for California residents and increases the privacy and security obligations of businesses handling personal data and the CPRA imposes additional data protection obligations including limitation on the use and processing of sensitive personal data. The CCPA and CPRA are enforceable by the California Attorney General and there is also a private right of action relating to certain data security incidents. The CCPA generally requires covered businesses to, among other things, provide disclosures to California consumers and afford California consumers abilities to opt-out of the sharing of personal data between parties, a concept that is defined broadly, with behavioral advertising triggering such requirements under the CCPA. The CCPA and CPRA or subsequent guidance may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
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
In Europe, the General Data Protection Regulation (EU) 2016/679 (“GDPR”) took effect on May 25, 2018 and applies to products and services that we provide in Europe, as well as the processing of personal data of individuals in the European Economic Area (“EEA”), wherever that processing occurs. The GDPR includes operational requirements for companies that receive or process personal data of individuals in the EEA that are different from those that were in place in the EEA prior to the GDPR. Failure to comply with GDPR, or its implementation in the United Kingdom through the UK GDPR and the Data Protection Act 2018 (together, the “UK GDPR”), may result in significant penalties for non-compliance, in the United Kingdom, the greater of £17.5 million or 4% of the total worldwide turnover in the preceding financial year or, in the case of the GDPR, whichever is greater, €20 million or 4% of an enterprise’s global annual revenue. In addition to the foregoing, a breach of the GDPR or the UK GDPR could result in regulatory investigations, reputational damage, orders to cease/change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit).
In addition, there is increased focus on the self-regulatory mechanisms created to further compliance with these regulations. For example, the Internet Advertising Bureau (“IAB”) Transparency & Consent Framework (“TCF”) has been criticized for being inherently incompatible with GDPR. As a result, loss of confidence in such mechanisms and slow adoption rates of changes may undermine the viability of the TCF such that there is no industry standard for requesting and obtaining consent, all of which could negatively affect our business, results of operations, and financial condition. The UK Information Commissioner’s Office (“ICO”), the Irish Data Protection Commission and the French Commission Nationale de l’Informatique et de Libertés (“CNIL”) have investigated and continue to investigate the ad tech industry, including our partners and the use of cookies. For example, in November 2019, the ICO conducted an audit of the ad tech industry which included a review of Teads’ real-time bidding processes which was subsequently referred to the ICO’s investigation team in August 2024. In addition, in November 2024 the CNIL’s investigation team initiated an investigation into Outbrain. Although, in both instances, the alleged infringements of data privacy law giving rise to the investigations remain unclear, there can be no assurance that action, including the imposition of sanctions or other penalties, will not be required as a result of such investigation.
Though GDPR is intended to harmonize privacy laws across the EEA, member state interpretations of the law continue to vary making compliance increasingly complex. For example, France and Germany have adopted a strict approach to the dropping of any cookies without consent, even if cookies are used strictly for technical delivery and not for personalization. In addition, the

European Data Protection Board has issued guidance under Article 5(3) which has adopted a strict interpretation of consent requirements. In addition to GDPR, in the European Union, current national laws that implement the ePrivacy Directive (2002/58/EC) will be replaced by the ePrivacy Regulation, which will significantly increase fines for non-compliance and impose burdensome requirements around placing cookies. While the text of the ePrivacy Regulation is still under development, the CJEU Fashion ID, Planet 49, Wirtschaftsakademie cases are driving increased attention to cookies and tracking technologies and impacting compliance requirements across the ecosystem, particularly when applied in conjunction with GDPR. Although we have developed technical solutions to comply with such cookie limitations, evolving interpretations of required limitations may result in unintended consequences with respect to our operations, such as inhibiting fraud prevention efforts or user experience. As more regulators (such as the German and French regulators) enforce a stricter approach regarding the use of cookies, we expect further system changes, limitations on the effectiveness of our advertising activities, and compliance requirements, which may adversely affect our margins, increase costs, and subject us to additional liabilities.
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
We may also face civil claims, including from privacy advocates who continue to call for scrutiny of the ad tech industry, or representative actions and class action litigation. For example, the Austrian online ePrivacy campaign group NOYB has filed several strategic complaints against major tech companies, alleging non-compliance with GDPR provisions. We have seen an increasing number of individual data subject requests and in one instance filing of a relevant action in a Belgian court in an attempt to prohibit processing of data by us. The increasing number of these requests, claims and further industry scrutiny requires investment of resources and could result in reputational harm and significant damages or other liabilities.
In addition, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us, our media partners or our advertisers, such as the IAB U.S. Global Privacy Platform and Multi-State Privacy Agreement. We are members of self-regulatory bodies that impose additional requirements related to the collection, use, and disclosure of consumer data, such as the right to opt out of the sharing or the sale of their personal information for interest-based advertising purposes. Some of these self-regulatory bodies might refer violations of their requirements to the Federal Trade Commission or other regulatory bodies. If we were to be found responsible for such a violation, it could adversely affect our reputation, as well as our business, our compliance with self-regulatory frameworks, results of operations, and financial condition.
In Europe, the Digital Services Act (EU) 2022/2065 (“DSA”) became enforceable in February 2024 and applies to digital services that connect consumers to goods, services, or content in the EEA. Although we have not been classified as a “very large online platform” under the DSA, we are still required to comply with the provisions of the DSA and/or support our partners’ compliance with the provisions of the DSA. The DSA, among other things: imposes stricter obligations on curbing harmful or unlawful content, such as implementing tools to automatically monitor, detect and take down illegal online content; implements a mechanism for users to easily flag content and to cooperate with “trusted flaggers” (such as NGOs); reinforces traceability of our customers; implements a mechanism for the public and businesses to challenge content moderation decisions and seek redress; provides access to vetted researchers to the key data and provision of access to NGOs to public data; increases transparency on the algorithms used for recommending content to users; implements risk-based controls to prevent the misuse of our tools and independent audits of our risk management systems; implements mechanisms to adapt swiftly and efficiently in reaction to crises affecting public security or public health; and prevents the use of targeted advertising with respect to child targeting and sensitive personal data. Sanctions under the DSA include fines of up to 6% of global turnover in the event of non-compliance and can lead to a ban on operating in the E.U. in cases of repeated serious breaches. A similar piece of legislation, the Online Safety Bill, is currently being discussed in the UK. In addition to the foregoing, a breach of the DSA could result in regulatory investigations, reputational damage, orders to cease/change our services, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. In addition, we may be required to indemnify media partners against claims with respect to our advertising content. Our advertisers may not have the ability to satisfy their indemnification obligations to us, in whole or in part, and pursuing any claims for indemnification may be costly or unsuccessful. As a result, we may be required to satisfy indemnification obligations to media partners, or claims against us, with our own assets.
As a result of any of the above, we may be involved in litigation or governmental investigations, whether on our own, or involving or concerning our media partners, advertisers or partners, including class action claims, or as a third party required to comply with investigations or requests for information or subpoenas. As a result of such actions, we may become subject to significant liability, including claims for damages, financial penalties, and costs of compliance. Claims may be expensive to defend, divert management’s attention from our business operations, and affect the cost and availability of insurance, even if we ultimately prevail. If any of this occurs, it may have a material adverse effect on our reputation, business operations, financial position, competitive position and prospects.
If media partners, advertisers, and data providers do not obtain necessary and requisite consents from consumers for us to process their personal data, we could be subject to fines and liability.
Pursuant to GDPR, the UK GDPR and related ePrivacy laws, media partners, advertisers and any partners are required to obtain unambiguous consent from EEA data subjects to process their personal data, which the industry has addressed through the release and widespread adoption of the IAB TCF. Because we do not have direct relationships with users, we rely on media partners, advertisers, and other partners, as applicable, to implement notice or choice mechanisms using industry-standard consent mechanisms and complying with requirements under applicable laws in respect of such consent mechanisms (for example, notifying users of our activities). In addition, we rely on our media partners, advertisers and partners, as applicable, to transmit notification of consent (or non-consent) after the user has interacted with the consent mechanism. We make reasonable efforts to enforce contractual requirements regarding notice and choice mechanisms, but, due to the nature and scale of our media partners, advertisers and partners, we are unable to audit fully our media partners’, advertisers’ and other partners’ compliance with our recommended practices or with applicable laws and regulations. Where applicable, we may only use user data to deliver interest-based advertisements where we have consent. If media partners, advertisers, or partners do not follow the process (and in any event as the legal requirements in this area continue to evolve and develop), we (and they) could be subject to regulatory scrutiny, fines and liability. We may not have adequate insurance or contractual indemnity arrangements to protect us against any such claims or losses.
Evolving legislation and mechanisms governing the transfer of personal data from the EEA or the UK to the United States, introduce increased uncertainty and may require us to change our EEA/UK data practices and/or rely on an alternative legally sufficient compliance measure.

The GDPR and the UK GDPR generally prohibit the transfer of personal data of EEA/UK subjects outside of the EEA/UK, unless a lawful data transfer solution has been implemented or a data transfer derogation applies. In 2023, the EU-U.S. Data Privacy Framework (DPF) was adopted as the replacement mechanism for transfer of EU data to the US after the 2020 invalidation of the prior E.U.-U.S. Privacy Shield mechanism. The DPF is a voluntary certification program administered by the US Department of Commerce which requires companies to self-certify compliance with the DPF principles. Although we are certified under the DPF, this mechanism is already facing legal scrutiny and challenges, similar to the Privacy Shield, and its invalidation may impact our ability to transfer EEA/UK data to the United States.
The second mechanism, the UK and EEA Standard Contractual Clauses (“SCCs”), was upheld as a valid legal mechanism for transnational data transfer. However, the ruling requires that European organizations seeking to rely on the SCCs to export data out of the EEA ensure the data is protected to a standard that is “essentially equivalent” to that in the EEA including, where necessary, by taking “supplementary measures” to protect the data. Despite such decision, rulings in 2022 from the Austrian Datenschutzbehörde bring into question whether supplemental measures for the transfer of data outside of the UK and EEA will be deemed sufficient by media partners, regulatory bodies and courts. If such supplementary measures are found to be inadequate, this may adversely affect our business, results of operations and financial condition.
In the event that use of the DPF, the SCCs or reliance on the UK adequacy decision are invalidated as solutions for data transfers to the U.S., or there are additional changes to the data protection regime in the EEA/UK resulting in any inability to transfer personal data from the EEA/UK to the U.S. in compliance with data protection laws, European media partners and advertisers may be more inclined to work with businesses that do not rely on such compliance mechanisms, such as EEA/UK-based companies or other competitors that do not need to transfer personal data to the U.S.. Such changes could cause us to incur penalties under GDPR or UK GDPR, could increase the cost and complexity of operating our business, or adversely impact our business, results of operations, and financial condition.
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

Our regulatory compliance depends in part on our media partners’ and advertisers’ adherence to laws and regulations of multiple jurisdictions concerning copyright, trademark and other intellectual property rights, unfair competition, privacy and data protection, and truth in-advertising, and their use of our platform in ways consistent with users’ expectations. In general, we require our media partners and advertisers to comply with all applicable laws, including all applicable intellectual property, content, privacy and data protection regulations. We rely on contractual representations from media partners and advertisers that they will comply with all such applicable laws. We make reasonable efforts to enforce contractual notice requirements, but, due to the nature of our business, we are unable to audit fully our media partners’ and advertisers’ compliance with our recommended disclosures or with applicable laws and regulations. If our media partners or advertisers were to breach their contractual or other requirements in this regard, or a court or governmental agency were to determine that we, our media partners and/or our advertisers failed to comply with any applicable law, then we may be subject to potentially adverse publicity, damages and related possible investigations, litigation or other regulatory activity. In addition, any perception that we, our media partners and/or our advertisers fail to comply with current or future regulations and industry practices may expose us to public criticism, collective redress actions, reputational harm or claims by regulators, which could disrupt our industry and/or operations and expose us to increased liability.
As a result of the above, we have been involved in, and could be involved in further, litigation or governmental investigations, whether on our own, or involving or concerning our media partners or advertisers, including class action claims, or as third-parties required to comply with requests for information or subpoenas. As a result of such actions, we have become and may continue to become subject to significant liability, including claims for damages, financial penalties, and costs of compliance. Claims may be expensive to defend, divert management’s attention from our business operations, and affect the cost and availability of insurance, even if we ultimately prevail. If any of this occurs, it may have a material adverse effect on our reputation, business operations, financial position, competitive position and prospects.
We may be unable to obtain, maintain and protect our intellectual property rights and proprietary information, or prevent third parties from making unauthorized use of our intellectual property or claiming unauthorized use of their intellectual property.
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
In addition, the Company cannot be certain that its products and services do not and will not infringe or misappropriate the intellectual property rights of others. The Company has in the past been, and may in the future be, subject to legal disputes and claims, including claims that its systems, processes, marketing, data usage or technologies infringe on the intellectual property rights of third parties. The Company may incur significant costs in defending against such claims and could also be required to indemnify its customers if they are sued by a third party for intellectual property infringement arising from materials that the Company has provided to the customers in connection with the provision of its products and services. The Company may not be successful in defending against such intellectual property claims, in which case it could lose valuable property rights, or in obtaining licenses or an agreement to resolve any intellectual property disputes.

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
Environmental, social and governance (“ESG”) risks could adversely affect the Company’s reputation, business and performance and the trading price of the Common Stock.
Companies are facing increasing scrutiny from investors, customers, regulators and other stakeholders related to their ESG practices and disclosure. The nature, scope and complexity of matters that we must assess and report are constantly changing due to evolving governmental and investor expectations regarding reporting relating to climate change, diversity and inclusion, workplace conduct and human capital management. Significant expenditures and commitment of time by management, employees and consultants are involved in developing, implementing and overseeing policies, practices, additional disclosures and internal controls related to ESG risk and performance. An inability to implement such policies, practices, and internal controls and maintain compliance with laws and regulations, or a perception among stakeholders that our ESG disclosures and sustainability goals are insufficient, our goals are unattainable or are not an appropriate area of focus could harm our reputation and have an adverse impact on our business, financial condition or results of operations. Investors, investor advocacy groups and investment funds may focus on these practices, especially as they relate to the environment, climate change, diversity and inclusion, workplace conduct and human capital management. Any negative public perception resulting from evolving anti-ESG initiatives from the U.S. federal and/or certain state governments and other stakeholders could damage our reputation with investors, customers, employees and regulators. We may also face conflicting U.S. federal, state level and international requirements which could subject us to risk of non-compliance in one jurisdiction based on our compliance in another. Balancing evolving and potentially conflicting requirements related to climate change, diversity and inclusion (including those relating to recent executive orders from the new U.S. presidential administration), workplace conduct and human capital management could take significant time and management resources. Increased ESG-related compliance costs could result in increases to our overall operational costs which could impact our profitability. Ultimately, any of the foregoing could have an adverse impact on our business, financial condition or results of operations.
Risks Related to Taxation
Our tax liabilities may be greater than anticipated.
The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation and are changing. We are subject to audit by the U.S. Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, use and hold our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations, and the value we ascribe to our intercompany transactions. If future earnings are repatriated and we are unable to do it in a tax neutral manner, we may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and income taxes. Taxing authorities may challenge, and have challenged, our tax positions and methodologies for valuing developed technology or intercompany arrangements, positions regarding the collection of sales and use taxes, and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes.
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
Future events may impact our deferred tax asset position including deferred tax assets related to our utilization of net operating losses (“NOLs,” each an “NOL”) and U.S. deferred federal income taxes on undistributed earnings of international affiliates that are considered to be reinvested indefinitely.
We evaluate our ability to utilize deferred tax assets and our need for valuation allowances based on available evidence. This process involves significant management judgment regarding assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be utilized. In making this determination, we evaluate all positive and negative evidence as of the end of each reporting period. Future adjustments (either increases or decreases), to a deferred tax asset valuation allowance are determined based upon changes in the expected realization of the net deferred tax assets. The utilization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in carry-forward periods under the applicable tax law. Due to significant estimates used to establish a valuation allowance and the potential for changes in facts and circumstances, it is possible that we will be required to record adjustments to a valuation allowance in future reporting periods. Changes to a valuation allowance or the amount of deferred taxes could have a materially adverse effect on our business, financial condition and results of operations. Further, while we plan to either reinvest indefinitely our earnings from our foreign subsidiaries or repatriate them tax neutrally, should we change our assertion regarding the permanent reinvestment of the undistributed earnings of certain of our foreign subsidiaries, for example as a result of a change in cash requirements post-Acquisition, a deferred tax liability may need to be established if such earnings are not able to be repatriated in a tax neutral manner.
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

Risks Related to the Securities Markets and Ownership of the Common Stock
The trading price of the shares of the Common Stock is likely to be volatile, and purchasers of the Common Stock could incur substantial losses.
Technology stocks historically have experienced high levels of volatility. The trading price of the Common Stock has fluctuated and may continue to do so. These fluctuations could cause you to incur substantial losses, including all of your investment in the Common Stock. Factors that could cause fluctuations in the trading price of the Common Stock include the following:
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
•the public’s reaction to our press releases, public announcements, and filings with the SEC;
•fluctuations in the trading volume of our shares or the size of our public float;
•sales of large blocks of Common Stock;
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
In addition, if the market for technology stocks, the stock of digital advertising companies or the stock market, in general, experiences a loss of investor confidence, the trading price of the Common Stock could decline for reasons unrelated to our business, results of operations, or financial condition. The trading price of the Common Stock might also decline in reaction to events that affect other companies in the digital advertising industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If litigation is instituted against us, we could incur substantial costs and divert management’s attention and resources.
In addition, repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for the Common Stock. There can be no assurance that any share repurchases will enhance stockholder value because the market price of the Common Stock may decline below the levels at which we repurchased shares of Common Stock. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. Furthermore, the program does not obligate the Company to repurchase any dollar amount or number of shares of Common Stock, and may be commenced, suspended or discontinued at any time and any suspension or discontinuation could cause the market price of our stock to decline.
If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.
The trading market for the Common Stock depends, to some extent, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares, change their opinion of our business prospects or publish inaccurate or unfavorable research about our business, our share price may decline. If one or more of these analysts who cover us ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
Sales of substantial amounts of Common Stock in the public markets, or the perception that they may occur, could cause the market price of the Common Stock to decline.
The market price of the Common Stock could decline and may make it more difficult for you to sell your stock at a time and price that you deem appropriate, as a result of substantial sales of Common Stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of Common Stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.
Our directors, executive officers and employees hold options and restricted stock units under our equity incentive plans, and the shares issuable upon the exercise of such options or vesting of such restricted stock units have been registered for public resale under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to certain legal and contractual requirements.
We are an emerging growth company subject to reduced disclosure requirements, and there is a risk that availing ourselves of such reduced disclosure requirements will make the Common Stock less attractive to investors.
We are currently an emerging growth company, and for as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements such as, but not limited to, not being required to obtain auditor attestation of our reporting on internal control over financial reporting, having reduced disclosure obligations about our executive compensation in our periodic reports and proxy statements, and not being required to hold advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find the Common Stock less attractive as a result, there may be a less active trading market for the Common Stock, and our stock price may be more volatile.
In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act. Accordingly, our audited consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.
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
Based on the anticipated total annual gross revenue of the Company, we expect that we will cease to be an emerging growth company as of December 31, 2025.
We do not intend to pay dividends on the Common Stock, so any returns will be limited to the value of the Common Stock.
We have never declared or paid cash dividends on the Common Stock and do not expect to pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on a number of factors, including our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Our current credit facility imposes certain limitations on our ability to pay dividends and any new credit facility may contain certain similar restrictions. Until such time that we pay a dividend, investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include:
•authorizing “blank check” preferred stock, which could be issued by the board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to the Common Stock, which would increase the number of outstanding shares and could thwart a takeover attempt;
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
Outbrain uses COBIT, or Control Objectives for Information Technologies, as a framework for risk management and manages various controls as required by ISO 27001, 27017 and 27032 standards. Outbrain maintains the following certifications: ISO 27001, ISO 27017 and ISO 27032, Cloud Security Alliance Star level 1 and PCI-DSS SAQ A-EP. Outbrain’s on-premises data centers are SOC 2 certified. Teads utilizes NIST as a framework for risk management and manage various controls as required by SOC2 Type 2. Teads maintains the SOC2 Type 2 certification and its cloud infrastructure providers are ISO 27 certified.
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
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors.
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

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program, including education sessions regarding cybersecurity topics from our Chief Information Security Officer (CISO), internal security staff or external experts.
Our Risk Committee, which includes our CEO and other members of management, meets quarterly as part of the Company’s enterprise risk management program, with cybersecurity being the most significant area of review and reporting.
Our security team, including our Governance Risk and Compliance lead (GRC) and CISO, is responsible for assessing and managing our risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CISO has 25 years experience as a technology leader, with extensive experience within the cybersecurity ecosystem and risk management. He has been certified as a CISO by the Israeli Technion Institute. Our security team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
Information Systems Acquired from Teads
As disclosed above in Item 1 under “Acquisition of Teads,” on February 3, 2025, we completed our acquisition of Teads. Teads’ legacy information systems are currently maintained separately from Outbrain’s preexisting information system infrastructure. After we are able to fully evaluate Teads’ legacy information systems, protocols and practices, we plan to operationally integrate either the legacy Teads system or the legacy Outbrain system, and these integrated systems will then be subject to Outbrain’s cybersecurity risk management structure and strategy. While we integrate these systems, our GRC and CISO are engaging in cybersecurity risk management activities, and any cybersecurity incidents detected on the legacy Teads information systems are assessed, managed and reported in accordance with the governance processes detailed above.
Item 2. Properties
Our corporate headquarters are located in New York, NY, U.S., where we occupy office space consisting of approximately 23,000 square feet pursuant to a lease agreement executed in July 2021 and expiring in October 2027.
Since 2007, we have maintained a presence in Netanya, Israel, which is overseen by one of our founders, where we occupy space consisting of approximately 60,000 square feet under a lease that expires in 2030. We also have a leased office in Ljubljana, Slovenia, which is approximately 16,000 square feet and expires in 2032. We use these facilities primarily for technology and development, and, to a lesser extent, for general administration and sales and marketing. We maintain a regional office in London, England for general administration and sales and marketing. We also have sales and operations offices in a number of locations around the world, including Cologne, Germany; Gurugram, India; Madrid, Spain; Milan, Italy; Munich, Germany; Paris, France; Singapore; Sydney, Australia; Timişoara, Romania; and Tokyo, Japan.
The corporate headquarters of the Teads business is currently located in Paris, France in an office space consisting of approximately 16,000 square feet pursuant to a lease agreement terminating in 2026. Teads also has an office in Montpellier, France which is approximately 15,000 square feet pursuant to a lease agreement expiring in 2027, which is primarily used for technology and development. Teads maintains offices around the world, including in the U.S., Australia, Austria, Brazil, Canada, China, England, Germany, Italy, India, Japan, Korea, Mexico, Morocco, the Netherlands, Poland, Romania, Singapore, Spain, Switzerland, Taiwan, and the United Arab Emirates, all of which are leased, and are primarily used for general administration and sales and marketing.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Common Stock began trading on Nasdaq on July 23, 2021 under the symbol “OB.” Prior to July 23, 2021, there was no established public trading market for the Common Stock. Following the completion of the acquisition of Teads and as part of our integration plan, it is expected that the combined company will operate under the name Teads.
Holders of Record
As of February 28, 2025, there were approximately 99 holders of record of the Common Stock. The actual number of the Company’s stockholders is greater than this number of record holders, which does not include stockholders who are the beneficial owners of shares that are held of record by brokers and other nominee holders.
Dividend Policy
We have never declared or paid cash dividends on the Common Stock. We currently intend to invest our available funds and any future earnings in the operation of our business and to satisfy our debt obligations, and do not anticipate paying any dividends on the Common Stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our Board of Directors (“Board”) and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our Board may deem relevant.
Recent Sales of Unregistered Securities
The shares of the Common Stock issued to Altice Teads on February 3, 2025 as consideration in connection with the Acquisition were issued in transactions exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act.
Purchases of Equity Securities by the Issuer
On December 14, 2022, our Board approved a share repurchase program authorizing us to repurchase up to $30 million of the Common Stock, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase program may be commenced, suspended, or terminated at any time at our discretion without prior notice.
In addition, we may from time to time withhold shares in connection with tax obligations related to vesting of restricted stock units in accordance with the terms of our equity incentive plans and the underlying award agreements.
The below table sets forth the repurchases of the Common Stock for the three months ended December 31, 2024:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
October 2024	15,846	$4.61	—	$6,615
November 2024	1,268	$5.04	—	$6,615
December 2024	21,140	$6.19	—	$6,615
TOTAL	38,254	$5.50	—
_________________
(1) Total number of shares purchased is comprised of shares withheld to satisfy employee tax withholding obligations arising in connection with the vesting and settlement of restricted stock units under our 2007 Omnibus Securities and Incentive Plan and our 2021 Long-Term Incentive Plan.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on an initial investment of $100 in the Common Stock between July 23, 2021 (our initial trading day) and December 31, 2024, with the comparative cumulative total return of an investment of such amount in (i) the NASDAQ Composite Index (IXIC), (ii) the NASDAQ Internet Index, and (iii) the Russell 2000 Index (RUT) over the same period. We have not paid any cash dividends. Therefore, the total return calculation for us is solely based on the change in the price of the Common Stock, whereas the data for the comparative indices assumes reinvestment of dividends. The graph assumes the closing market price on July 23, 2021 of $20.00 per share as the initial value of the Common Stock. The returns shown below are based on historical results and are not necessarily indicative of, nor intended to forecast, potential future stock price performance. The graph is not deemed “filed” with the SEC and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

160
140
120
100
80
60
40
20
0
7/23/21
9/30/21
12/31/21
3/31/22
6/30/22
9/30/22
12/31/22
3/31/23
6/30/23
9/30/23
12/31/23
3/31/24
6/30/24
9/30/24
12/31/24
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
Acquisition of Teads

On February 3, 2025, Outbrain Inc. (“Outbrain”) completed the previously announced acquisition (“Acquisition”) of TEADS, a private limited liability company (société anonyme) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Teads”). The consideration paid at the closing of the Acquisition was approximately $900 million, comprised of a cash payment of $625 million, subject to certain customary adjustments, and 43.75 million shares of the Common Stock.

In this Annual Report on Form 10-K (this “Report”), the financial statements of Outbrain do not include the financial position or results of operations of Teads, since the Acquisition occurred subsequent to year-end.

In this MD&A, except where otherwise stated or indicated by context, references to “Outbrain,” the “Company,” “we,” “our,” or “us” are to Outbrain (together with its subsidiaries) prior to the Acquisition, references to “Teads” are to Teads independently and references to the “Combined Company” are to the combined company following the Acquisition. The Combined Company will operate under the name Teads.
Business Overview

The Combined Company, combining the capabilities of Outbrain and Teads, is a leading omnichannel advertising platform focused on driving outcomes across the Open Internet. The Combined Company is headquartered in New York, New York with various wholly-owned subsidiaries, including in Europe, Israel and Asia.
Both Outbrain and Teads operate a two-sided marketplace, which together, create a scaled end-to-end advertising solution. The Combined Company has direct relationships with both (i) global advertisers including Fortune 500 brands, agency holding companies, and small-to-medium sized businesses, and (ii) media owners spanning premium publishers to connected TV (“CTV”) platforms. The Combined Company generates revenue from advertisers purchasing media owner inventory through its platforms.
The Combined Company’s platform is designed to enable advertisers to not only reach their audiences across the entire Open Internet — from web, to CTV, to app environments — but to drive outcomes from those audiences at each step of the marketing funnel. These outcomes include completed views, post-click engagement, brand uplift, sign-ups, sales, and more. The Combined Company’s solution directly addresses the largest challenges in the advertising industry today — including inefficient supply chains and fragmentation, quality and scale of inventory, and the ability to correlate advertising investment to concrete business outcomes. For advertisers and their agencies, the Combined Company offers a single access point to scaled audiences across premium, curated media environments, with technology solutions that drive outcomes from branding to performance. For media owners, the Combined Company provides both sustainable, year-round advertising revenue and technology solutions to more deeply engage and retain audiences.
By combining the respective sets of exclusive media inventory of Outbrain and Teads, from publishers to CTV, the Combined Company believes it provides a more connected consumer experience across the Open Internet.

The following is a summary of Outbrain’s performance for the years ended December 31, 2024 and 2023:
•Our revenue was $889.9 million in 2024, compared to $935.8 million in 2023. Revenue for 2024 included net unfavorable foreign currency effects of approximately $2.4 million, and decreased $43.5 million, or 4.7%, on a constant currency basis, compared to the prior year period.
•Our gross profit was $192.1 million and our gross margin was 21.6% in 2024, compared to gross profit of $184.8 million and gross margin of 19.7% in 2023.
•Our Ex-TAC Gross Profit(1) was $236.1 million in 2024, compared to $227.4 million in 2023.
•Our net loss was $0.7 million, or (0.4)% of gross profit in 2024, compared to net income of $10.2 million, or 5.5% of gross profit in 2023. Net loss for 2024 included pre-tax acquisition-related costs of $14.3 million relating to the Teads Acquisition, as well as a pre-tax gain of $8.8 million in connection with our repurchase of the remaining Convertible Notes (as defined below). Net income for 2023 included a pre-tax gain of $22.6 million in connection with our repurchases of the first half of our Convertible Notes.
•Our Adjusted EBITDA(1) was $37.3 million in 2024, compared to $28.5 million in 2023. Adjusted EBITDA(1) was 15.8% and 12.5% of Ex-TAC Gross Profit(1) in 2024 and 2023, respectively.
______________________
(1)Ex-TAC Gross Profit, Adjusted EBITDA and constant currency measures are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for definitions and limitations of these measures, and reconciliations to the comparable U.S. GAAP financial measures.
Recent Developments
Acquisition of Teads
On February 3, 2025, we completed the previously announced Acquisition.
On August 1, 2024, we entered into a definitive share purchase agreement (the “Share Purchase Agreement”) with Altice Teads S.A. (the “Seller” or “Altice Teads”), a public limited liability company (société anonyme) incorporated and existing under the laws of the Grand Duchy of Luxembourg and the sole shareholder of TEADS, a private limited liability company (société anonyme) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Teads”), and Teads. Pursuant to the Share Purchase Agreement, we agreed to acquire all of the issued and outstanding share capital of Teads on the terms and conditions set forth in the Share Purchase Agreement.
Under the terms of the Share Purchase Agreement, the consideration to be paid at the closing of the Acquisition was: (a) a cash payment of $725 million, subject to certain customary adjustments; (b) 35 million newly issued shares of the Common Stock and (c) 10.5 million newly issued Series A Convertible Preferred Shares, par value $0.001 per share, of Outbrain (the “Preferred Stock”). Additionally, Altice Teads was entitled to a deferred cash payment from Outbrain in an amount equal to $25 million, payable after the closing of the Acquisition in one or more installments, to the extent permitted to be paid in compliance with the covenants under the debt financing agreements entered into by Outbrain in connection with the Acquisition (the “Deferred Payment”).
Pursuant to the terms of the Share Purchase Agreement, the Company and Seller also entered into a stockholders agreement (the “Stockholders Agreement”) at closing. Pursuant to the Stockholders Agreement, the number of directors on the Board of Directors of the Company (the “Company Board”) will be increased by two, and the Seller will have the right to nominate for election to the Company Board two persons, one of whom will be non-affiliated with the Seller and must qualify as an independent director pursuant to the requirements of the Nasdaq Stock Market. The Seller will have the right to nominate (1) two directors until the Seller and its affiliated stockholders cease to hold in the aggregate at least 25% of the total voting power of the outstanding capital stock of the Company and (2) one director until the Seller and its affiliated stockholders cease to hold in the aggregate at least 10% of the total voting power of the outstanding capital stock of the Company, in each case on an as-converted basis. Additionally, commencing on the third anniversary of the closing, Seller will have the right to nominate three directors until such time as the Seller and its affiliated stockholders cease to own at least 30% of the total voting power of the outstanding capital stock of the Company, on an as-converted basis.
The Stockholders Agreement also requires that until such time that the Seller and its affiliated stockholders hold in the aggregate less than 15% of the total voting power of the outstanding capital stock of the Company, on an as-converted basis, the

Seller will (i) take such action necessary to cause its affiliate stockholders to vote their shares at each meeting of the Company’s stockholders in the same manner as recommended by the Company Board, and (ii) comply with customary standstill restrictions with respect to the Company. The Stockholders Agreement also includes restrictions on the transferability of the Common Stock received as consideration in the Acquisition. The Company and Seller also entered into a registration rights agreement (the “Registration Rights Agreement”) at the time of closing of Acquisition, pursuant to which the Company has provided customary demand and piggyback registration rights to the holders of the Registrable Shares (as defined in the Registration Rights Agreement), which includes the Common Stock received as consideration in the Acquisition.
On February 3, 2025, the parties entered into Amendment No. 1 to the Share Purchase Agreement (the “SPA Amendment”), which revised certain terms of the Share Purchase Agreement. Under the SPA Amendment, the consideration paid at the closing of the Acquisition was: (a) a cash payment of $625 million, subject to certain customary adjustments, and (b) 43.75 million shares of the Common Stock. The parties also agreed to make certain changes to the forms of Stockholder Agreement and Registration Rights Agreement originally attached to the Share Purchase Agreement to reflect the elimination of the creation and issuance of the Preferred Stock, as well as the elimination of the Deferred Payment.
On February 3, 2025, we completed the Acquisition for an aggregate closing day consideration of approximately $0.9 billion, including $625 million in cash, subject to certain customary adjustments, and 43.75 million shares of the Common Stock. Following the closing, the Seller owns approximately 46.6% of the Company’s issued and outstanding shares of the Common Stock (based on the amount of issued and outstanding shares of the Common Stock as of December 31, 2024). We believe that the Acquisition will create one of the largest Open Internet advertising platforms, which is differentiated by its ability to drive outcomes for awareness, consideration, and performance objectives, across CTV, web and mobile applications. See Notes 1, 2, 9 and 16 to the accompanying audited consolidated financial statements for additional information on the Acquisition.
2025 Restructuring Plan
On February 3, 2025, in connection with the completion of the Acquisition, the Combined Company announced a restructuring plan (the “Plan”), involving a reduction in workforce, as part of its efforts to streamline operations and reduce duplication of roles. The Combined Company estimates that it will incur approximately $20 million to $25 million in charges in connection with the Plan, of which approximately $18 million to $24 million is expected to be incurred in 2025. These charges will consist primarily of severance and related costs.
The actions associated with the employee restructuring under the Plan were initiated in February and are expected to be implemented in large part by the second quarter of 2025, and completed by the first quarter of 2026. The estimates of the charges and expenditures that the Combined Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions, and actual amounts may differ materially from estimates. In addition, the Combined Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Plan.
Credit Agreements
In connection with the entry into the Share Purchase Agreement on August 1, 2024, the Company entered into a debt commitment letter, dated August 1, 2024, with Goldman Sachs Bank USA, Jefferies Finance LLC and Mizuho Bank, LTD, pursuant to which these parties committed to provide (i) a $100 million senior secured revolving credit facility and (ii) a senior secured bridge facility in an aggregate principal amount of up to $750 million.
Subsequently, on February 3, 2025 (the “Credit Facilities Closing Date” or “Acquisition Closing Date”), in connection with the completion of the Acquisition, Outbrain and its wholly-owned subsidiary, OT Midco Inc. (“Midco”), entered into a credit agreement (the “Credit Agreement”) among the Company, Midco, the additional borrowers party thereto from time to time, Goldman Sachs Bank USA, as sole administrative agent and swingline lender, U.S. Bank Trust Company, National Association, as the collateral agent, and the lenders, issuing banks and arrangers party thereto from time to time. The Credit Agreement provided for (a) a super senior secured revolving credit facility in an aggregate principal amount of $100.0 million (the “2025 Revolving Facility”) and (b) a senior secured bridge term loan credit facility in an aggregate principal amount of $625.0 million (the “Bridge Facility” and, together with the Revolving Facility, the “Credit Facilities”). See the “Liquidity and Capital Resources” section below and Note 16 to the accompanying audited consolidated financial statements for additional information regarding the Credit Facilities. On the Credit Facilities Closing Date, Midco borrowed $625 million in aggregate principal amount under the Bridge Facility (the “Bridge Loans”). The proceeds of the Bridge Loans were used to finance the consideration for the Acquisition and to pay related transaction fees, costs and expenses. The 2025 Revolving Facility may be used for working capital and other general corporate purposes of the Company and its subsidiaries.

Further, on the Credit Facilities closing date, in connection with the entry into the Credit Agreement described above, the Company terminated the Second Amended and Restated Loan and Security Agreement, dated as of November 2, 2021, by and among the Company, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, Zemanta Holding USA Inc. and Zemanta Inc. (“2021 Facility”).
Senior Secured Notes
On February 11, 2025, Midco completed a private offering (the “Offering”) of $637.5 million in aggregate principal amount of 10.000% senior secured notes due 2030 (the “Notes”) at an issue price of 98.087% of the principal amount thereof in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). See the “Liquidity and Capital Resources” section below and Note 16 to the accompanying audited consolidated financial statements for additional information regarding the Notes.
The proceeds from the Offering were used, together with cash on hand, to (i) repay in full and cancel the indebtedness incurred under the Bridge Facility, including accrued and unpaid interest thereon, that was used to finance and pay costs related to the acquisition of Teads, as well as pay fees and expenses incurred in connection with the Offering and the Bridge Facility refinancing.
Repurchase of Outstanding Convertible Notes
On September 19, 2024, we repurchased the remaining $118.0 million aggregate principal amount of our 2.95% Convertible Senior Notes due 2026 (the “Convertible Notes”) out of the initially issued principal balance of $236.0 million via a privately negotiated repurchase agreement with Baupost Group Securities, L.L.C., the sole holder of the Convertible Notes, for approximately $109.7 million in cash, including accrued interest, representing a discount of approximately 7.5% to the principal amount of the repurchased notes. As a result, we recorded a pre-tax gain of approximately $8.8 million within gain on convertible debt in the Company’s consolidated statement of operations for the year ended December 31, 2024. Following the closing of the repurchase, the repurchased notes were cancelled by The Bank of New York Mellon (the “Trustee”), and there were no Convertible Notes outstanding as of December 31, 2024.
Conditions in Israel
Many of the Combined Company’s employees, including certain members of our management team and board of directors, operate from Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect the Combined Company’s business and operations. Following the October 7th attacks by Hamas terrorists in Israel's southern border, Israel declared war against Hamas and since then, Israel has been involved in military conflicts with Hamas, Hezbollah, a terrorist organization based in Lebanon, and Iran, both directly and through proxies like the Houthi movement in Yemen and armed groups in Iraq and other terrorist organizations. Additionally, following the fall of the Assad regime in Syria, Israel has conducted limited military operations targeting the Syrian army, Iranian military assets and infrastructure linked to Hezbollah and other Iran-supported groups. Although certain ceasefire agreements have been reached with Hamas and Lebanon (with respect to Hezbollah), and some Iranian proxies have declared a halt to their attacks, there is no assurance that these agreements will be upheld, military activity and hostilities continue to exist at varying levels of intensity, and the situation remains volatile, with the potential for escalation into a broader regional conflict involving additional terrorist organizations and possibly other countries.
The draft of Israeli military reservists, as well as the evacuation of Israeli citizens from areas near conflict zones have adversely affected our employees impacted by such actions. In addition, future government-imposed restrictions and precautions in response to such conflicts may negatively impact our employees, management and directors by interrupting their ability to effectively perform their roles and responsibilities. In addition, further hostilities involving Israel, possible damage to facilities and infrastructure, increased cyber attacks, the interruption or curtailment of trade between Israel and its trading partners, and/or the willingness to do business with companies with operations in Israel, as well as macroeconomic indications of deterioration of Israel’s economic standing as reflected in the downgrading in Israel’s credit rating by rating agencies that took place in parallel to these events, could adversely affect the Combined Company’s business, financial condition and results of operations and could make it more difficult for us to raise capital. The intensity and duration of Israel’s current war against Hamas, Hezbollah, and the other terror organizations is difficult to predict and the Combined Company is continuing to monitor the situation and assessing its potential impact on its business.
The Combined Company cannot attribute the impact of the current trends in advertising demand to any particular factor, including the conditions in Israel, and cannot predict the impact if the war continues or escalates further. See Item 1A “Risk Factors” included in this Report for more information regarding certain risks associated with the Israel-Hamas conflict.

Macroeconomic Environment
General worldwide economic conditions have recently experienced significant instability, as well as volatility and disruption in the financial markets, resulting from factors including geopolitical tensions, including the effects of the wars between Russia-Ukraine and Israel-Hamas and the expansion of such conflicts, the U.S. presidential administration transition and general economic uncertainty. The current macroeconomic environment, with variables such as inflation, increased interest rates, tariffs and trade wars, bank disruptions, recessionary concerns, bankruptcies, currency exchange rate fluctuations, global supply chain disruptions, and labor market volatility, has negatively impacted the Combined Company’s advertisers. Accordingly, these conditions have adversely impacted the Combined Company’s business and could, if they continue or worsen, adversely impact the Combined Company in the future, including if its advertisers were to reduce or further reduce their advertising spending as a result of any of these factors. The Combined Company continues to monitor its operations, and the operations of those in its ecosystem (including media partners, advertisers, and agencies). These conditions make it difficult for the Combined Company, its media partners, advertisers, and agencies to accurately forecast and plan future business activities and could cause a further reduction or delay in overall advertising demand and spending or impact the Combined Company’s advertisers’ ability to pay, which would negatively impact the Combined Company’s business, financial condition, and results of operations.
Factors Affecting the Combined Company’s Business
Retention and Growth of Relationships with Media Partners
The Combined Company relies on its relationships with its media partners for a significant portion of its advertising inventory and its corresponding ability to drive advertising revenue. To further strengthen these relationships, the Combined Company continuously invests in its technology and product functionality to drive user engagement and monetization by (i) improving its algorithms, referred to as its AI prediction engine; (ii) attracting and procuring relevant demand; (iii) expanding the adoption of its enhanced products by media partners; and (iv) expanding its demand capabilities to new formats.
The Combined Company’s relationships with media partners are typically long-term, exclusive, and strategic in nature. Outbrain’s top 20 media partners, based on its 2024 revenue, have been using its platform for an average of seven years, despite their typical contract length being two to four years. At Outbrain, net revenue retention has been an important indicator of media partner satisfaction, the value of its platform, as well as its ability to grow revenue from existing relationships.
At Outbrain, media partner net revenue retention is calculated at the end of each quarter by starting with revenue generated on media partners’ properties during the same period in the prior year, “Prior Period Retention Revenue.” We then calculate the revenue generated on these same media partners’ properties in the current period, “Current Period Retention Revenue.” Current Period Retention Revenue reflects any expansions within the media partner relationships, such as any additional placements or properties on which we extend our recommendations, as well as contraction or attrition. Our media partner net revenue retention in a quarter equals the Current Period Retention Revenue divided by the Prior Period Retention Revenue. To calculate media partner net revenue retention for year-to-date and annual periods, we sum the quarterly Current Period Retention Revenue and divide it by the sum of the quarterly Prior Period Retention Revenue. These amounts exclude certain revenue adjustments and revenue recognized on a net basis. Outbrain’s media partner net revenue retention was approximately 88% for the year ended December 31, 2024 and approximately 86% for the year ended December 31, 2023.
The Combined Company’s growth also depends on its ability to secure partnerships with new media partners. New media partners are defined as those relationships in which revenue was not generated in the prior period, except for limited instances where residual revenue was generated on a media partner’s properties. In such instances, the residual revenue would be excluded from net revenue retention above. For Outbrain, revenue generated on new media partners’ properties contributed approximately 6% to revenue growth for the year ended December 31, 2024 and approximately 8% for the year ended December 31, 2023.
The Combined Company’s growth depends on media partners’ ability to drive traffic to their properties, including websites, apps, streaming services and more. The proliferation of social media properties and other platforms, as well as the adoption of AI have negatively impacted and may continue to negatively impact the Combine Company’s media partners’ growth.
User Engagement with Relevant Media and Advertising Content
Driving attention and engagement is the key pillar of the Combined Company’s platform that drives value for consumers, media partners, and advertisers. The Combined Company’s AI prediction algorithm manages this dynamic, matching consumers with editorial and advertiser experiences that will deliver attention and engagement across the Open Internet. The Combined Company believes that the user experience has a profound impact on long term user behavior patterns and thus

“compounds” over time, improving its long-term monetization prospects. This principle guides the Combined Company’s behavior and, as a result, it strives to compound consumer attention and engagement, continually enhancing value for both advertisers and media owners.
Growth in attention and engagement is driven by several factors, including enhancements to the Combined Company’s AI prediction technology, growth in the breadth and depth of its data assets, the size and quality of its content and advertising index, user engagement, new media partners, expansion on existing media partners and expansion to new media environments and formats. As the Combined Company grows attention and engagement, it is able to collect more data and continually improve its prediction engine, which drives better results for its advertiser and media owner partners. This growth “flywheel” can be measured by growth of the consumer data points the Combined Company drives, such as click-through-rate (“CTR”). CTR improvements increase the number of clicks on its platform. The Combined Company believes that it has a significant opportunity to further grow consumer engagement, and thus its business, as today CTR for ads on its platform is less than 1% of ads served.
Advertiser Retention and Growth
The Combined Company’s engine serves the ad experiences that are predicted to deliver high attention or engagement, rather than prioritizing simply based on price of the ads. The Combined Company believes this approach leads to better ROAS for advertisers, whether they are focused on driving a performance outcome, or a branding outcome. The Combined Company’s growth is partially driven by retaining and expanding the amount of spend by advertisers on its platform, as well as by acquiring new advertisers. Through Outbrain’s recent acquisition of Teads, the Combined Company has expanded its total addressable market to now include top of the funnel marketing, while also attracting more diverse, premium demand. The Combined Company views its full-funnel offering of both branding and performance capabilities as an opportunity to increase its share of wallet from advertisers and agencies. In addition, Teads’ joint business partnerships represent a significant overall portion of Teads revenue and are strategic for driving advertiser retention and growth.
The Combined Company continually invests in enhancements to its platform that allow advertisers to drive concrete business outcomes and ROAS. In particular, the Combined Company is expanding its usage of AI to automate manual tasks in campaign set up and optimization, and to enhance advertiser creative and landing page performance. Teads has also historically invested in supporting advertisers with developing creative ads across formats, as a value added service to its advertisers.
Prices paid by advertisers on the Combined Company’s platform fluctuate period to period for a variety of reasons, including supply and demand balance, macroeconomic conditions, and seasonality. In order to grow the Combined Company’s revenue and Ex-TAC Gross Profit and maximize value for its advertisers and media partners, its focus as a business is on driving business outcomes and ROAS for advertisers, not on optimizing for price.
For the year ended December 31, 2024, over twenty thousand unique advertisers were active on Outbrain’s owned and operated platform, in addition to the thousands of advertisers who access the platform through Outbrain’s programmatic partnerships.
Expansion Into New Environments, New Experiences and New Ad Formats
The available mediums and formats for consumers to engage with media has greatly expanded over the last several years. As this evolution in media consumption and consumer behavior continues, the Combined Company is focused on utilizing its AI prediction technology to bring curated, relevant consumer experiences to these new devices, experiences and formats.
Fundamentally, the Combined Company plans to continue to make its platform available for media partners on all types of devices and platforms and evolve its business to apply its technology to the most popular methods of media consumption, which now include unique video, high-impact display, and other new media experiences, such as Moments, Outbrain’s vertical video offering launched in 2024.
Examples of new environments in which content consumption is expected to grow include pre-installed applications on Smartphones, Smartphone content feeds, gaming applications, push notifications, and CTV. Through the acquisition of Teads, the Combined Company has created an omnichannel outcomes platform, enabling advertisers to not only reach their audiences across the entire Open Internet — from web, to CTV, to app environments — but to drive outcomes from those audiences at each step of the marketing funnel.
The development and deployment of new ad formats allow the Combined Company to better serve consumers, media partners and, ultimately, advertisers who seek to target and engage consumers at scale; the Combined Company believes this continues to open and grow new types of advertiser demand, while ensuring relevance as the environments in which it operates diversify.

Investment in the Combined Company’s Technology
Innovation is a core tenet of the Combined Company and its industry. The Combined Company plans to continue its investments in its people and its technology in order to retain and enhance its competitive position. For example, improvements to the Combined Company’s AI prediction engine or use of additional data signals, help it deliver more relevant ads, driving higher user engagement, thereby improving ROAS for advertisers and increasing monetization for its media partners.
The Combined Company strongly believes in the transformative power of AI in shaping the future of sustainable media, and Outbrain has been utilizing AI technology for years to empower both media owners and advertisers in their businesses. The Combined Company leverages AI in a manner designed to enable media owners to increase their revenues and connect with audiences on their own platforms within the Open Internet. The Combined Company uses machine learning to predict consumer interest and propensity to convert ads to sales. The Combined Company’s technology has developed into a robust AI machine learning system and is largely homegrown by its Research and Development team. One of the strongest long-term levers in the Combined Company’s business is the continuous improvement of its algorithms and the data sets its algorithms learn from. The Combined Company’s direct integrations across its media partners’ properties provide it with a large volume of proprietary first-party data, including context, user interest and behavioral signals. The more data points the Combined Company has, the better its advertisers’ ROAS, and yield potential can be.
Outbrain’s Smartlogic product dynamically adjusts both the arrangement and the formats of content delivered to a user, depending on the user’s preferences and a media partner’s key performance indicators, designed to provide a tailored and engaging feed experience. The Combined Company continues to invest in media partner and advertiser focused tools, technology, and products as well as privacy-centric solutions.
Industry Dynamics
The Combined Company’s business depends on the overall demand for digital advertising, on the continuous success of its current and prospective media partners, and on general market conditions. Digital advertising is a rapidly growing industry, with growth that has outpaced the growth of the broader advertising industry. Content consumption continues to shift online, requiring media owners to adapt in order to successfully attract, engage and monetize their consumers. The soaring volume of online content, amplified by the latest generative AI innovations, has made content curation tools even more essential for consumers and media owners alike.
AI is revolutionizing content creation, distribution, and personalization; automating tasks like video editing, image recognition, and language translation. AI-powered systems are also improving content delivery, helping media platforms suggest relevant movies, shows, articles, and advertisements to consumers. This is especially important at a time when advertisers increasingly anticipate measurable results from their digital advertising investments. The Combined Company’s experience in this space enables it to more nimbly capitalize on the opportunities for media owners and advertisers to leverage AI and automation to engage consumers and optimize their business goals.
Regulators across most developed markets are increasingly focused on enacting and enforcing user privacy rules as well as exerting tighter oversight on the major “walled garden” platforms. Industry participants have recently been, and likely will continue to be, impacted by changes implemented by platform leaders, such as Apple’s change to its Identifier for Advertisers policy and Google’s evolving roadmap pertaining to the use of third-party cookies within its Chrome web browser. See Item 1A, “Risk Factors'' in this Report for additional information regarding changing industry dynamics with respect to industry participants and the regulatory environment. Given the Combined Company’s focus on context and engagement, the depth and length of its media partner relationships, and its scale, the Combined Company believes that it is well positioned in the long-term to address and potentially benefit from many of these industry dynamics. Additionally, the Combined Company is confident that its strength in delivering engagement and clear outcomes for advertisers, built on its proprietary AI prediction engine, aligns well with the ongoing market shift towards increased accountability and expectations of ROAS from digital advertising spend.
Seasonality
The global advertising industry experiences seasonal trends that affect most participants in the digital advertising ecosystem. The Combined Company’s revenue has generally fluctuated from quarter to quarter as a result of a variety of factors, including seasonality, as many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing, as well as the timing of advertising budget cycles. Historically, the fourth quarter of the year has reflected the highest levels of advertiser spending, and the first quarter generally has reflected the lowest level of advertiser spending.

In addition, expenditures by advertisers tend to be cyclical and discretionary in nature, reflecting changes in brand advertising strategy, budgeting constraints, and buying patterns, and a variety of other factors, many of which are outside of the Combined Company’s control. The quarterly rate of increase in traffic acquisition costs is generally commensurate with the quarterly rate of increase in revenue. However, traffic acquisition costs have, at times, grown at a faster or slower rate than revenue, primarily due to the mix of the revenue generated or contracted terms with media partners. The Combined Company generally expects these seasonal trends to continue, though historical seasonality may not be predictive of future results given the potential for changes in advertising buying patterns and macroeconomic conditions. These trends will affect the Combined Company’s operating results and the Combined Company expect its revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.
Outbrain’s Definitions of Outbrain Financial and Performance Measures
Revenue
Outbrain generates revenue from advertisers through ads that we deliver across a variety of media partner properties. We charge advertisers for clicks on and, to a lesser extent, impressions of their ads, depending on how they choose to contract with us. We recognize revenue in the period in which the click or impression occurs.
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
Interest Expense. Interest expense consists of interest expense on the Convertible Notes, our 2021 revolving credit facility and capital leases. Interest expense may increase if we incur any borrowings under our revolving credit facility or if we enter into new debt facilities or capital leasing arrangements.
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

Results of Operations
Outbrain has one operating segment, which is also our reportable segment. The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,
	2024	2023
	(In thousands)
Consolidated Statements of Operations:
Revenue	$889,875	$935,818
Cost of revenue:
Traffic acquisition costs	653,731	708,449
Other cost of revenue	44,042	42,571
Total cost of revenue	697,773	751,020
Gross profit	192,102	184,798
Operating expenses:
Research and development	37,080	36,402
Sales and marketing	97,498	98,370
General and administrative	70,162	58,665
Total operating expenses	204,740	193,437
Loss from operations	(12,638)	(8,639)
Other income (expense), net:
Gain on convertible debt	8,782	22,594
Interest expense	(3,649)	(5,393)
Interest income and other income, net	9,209	7,793
Total other income, net	14,342	24,994
Income before provision for income taxes	1,704	16,355
Provision for income taxes	2,415	6,113
Net (loss) income	$(711)	$10,242

Other Financial Data:
Research and development as % of revenue	4.2%	3.9%
Sales and marketing as % of revenue	11.0%	10.5%
General and administrative as % of revenue	7.9%	6.3%

Ex-TAC Gross Profit (1)	$236,144	$227,369
Adjusted EBITDA (1)	$37,300	$28,455
______________________
(1)Ex-TAC Gross Profit and Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most comparable U.S. GAAP financial measures.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenue
Revenue decreased $45.9 million, or 4.9%, to $889.9 million in 2024 from $935.8 million in 2023. Revenue for 2024 included net unfavorable foreign currency effects of approximately $2.4 million, and decreased $43.5 million, or 4.7%, on a constant currency basis, compared to the prior year period. Our reported revenue decreased approximately $107 million due to net revenue retention of 88% on existing media partners, as we have experienced lower ad impressions from certain supply partners. This decrease was partially offset by growth of approximately 6.0%, or $60 million, from new media partners.
See “Non-GAAP Reconciliations” for information regarding the constant currency measures provided in this discussion and below to supplement our reported results.

Cost of Revenue and Gross Profit
Traffic acquisition costs decreased $54.7 million, or 7.7%, to $653.7 million in 2024, compared to $708.4 million in the prior year period. Traffic acquisition costs included net favorable foreign currency effects of approximately $1.1 million, and decreased $53.6 million, or 7.6%, on a constant currency basis, compared to the prior year period. The decrease in traffic acquisition costs was primarily related to the decrease in our revenue, a net favorable change in our revenue mix and improved performance from certain deals. As a percentage of revenue, traffic acquisition costs decreased 220 basis points to 73.5% in 2024, from 75.7% in 2023.
Other cost of revenue increased $1.5 million, or 3.5%, to $44.0 million in 2024, compared to $42.5 million in the prior year period, primarily due to higher hosting costs, partially offset by lower server depreciation expense and network costs. As a percentage of revenue, other cost of revenue increased 40 basis points to 4.9% in 2024 from 4.5% in 2023.
Gross profit increased $7.3 million, or 4.0%, to $192.1 million in 2024, compared to $184.8 million in 2023. This increase was largely attributable to lower traffic acquisition costs, partially offset by lower revenue, as previously described. Gross profit for 2024 included net unfavorable foreign currency effects of approximately $1.3 million, and increased $8.6 million, or 4.6%, on a constant currency basis, compared to the prior year period.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit increased $8.7 million, or 3.9%, to $236.1 million in 2024, from $227.4 million in 2023. Ex-TAC Gross Profit for 2024 included net unfavorable foreign currency effects of approximately $1.3 million, and increased $10.0 million, or 4.4%, on a constant currency basis, compared to the prior year period. The increase in Ex-TAC Gross Profit was primarily attributable to the net favorable change in our revenue mix and improved performance from certain deals, partially offset by lower revenue. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses increased by $11.3 million, or 5.8%, to $204.7 million in 2024, from $193.4 million in 2023. The reported increase in operating expenses was primarily attributable to higher professional fees of $13.0 million (including acquisition-related costs of $14.3 million in 2024, offset in part by the absence of the prior period regulatory matter costs of $0.7 million). The increase in operating expenses was also driven by a $2.7 million increase in personnel-related costs (including lower severance costs of $2.8 million), largely driven by higher incentive-based compensation. These increases were partially offset by a $5.0 million decrease in our provision for credit losses.
The components of operating expenses are discussed below:
•Research and development expenses — increased $0.7 million, primarily due to slightly higher personnel-related and office costs.
•Sales and marketing expenses — decreased $0.9 million, primarily due to lower personnel-related costs largely attributable to lower severance and related costs in 2024 as compared to 2023.
•General and administrative expenses — increased $11.5 million, primarily attributable to higher professional fees of $12.9 million (inclusive of acquisition-related costs of $14.3 million in 2024, offset in part by the absence of the prior period regulatory matter costs of $0.7 million), and higher personnel costs of $3.4 million largely driven by increased incentive-based compensation costs. These increases were partially offset by a $5.0 million decrease in the provision for credit losses.
Operating expenses as a percentage of revenue increased 230 basis points to 23.0% in 2024 from 20.7% in 2023, primarily attributable to increased acquisition-related costs and lower revenue.
Total Other Income, Net
Total other income, net, decreased $10.7 million to $14.3 million in 2024, compared to $25.0 million in 2023, primarily driven by a lower pre-tax gain of $13.8 million recorded in 2024, as compared to 2023, in connection with the repurchases of our Convertible Notes. The decrease in other income, net was also attributable to an unfavorable change of $2.4 million in mark-to-market adjustments on undesignated foreign exchange forward contracts used to manage our foreign currency exchange risk on net cash flows from our non-U.S. dollar denominated operations. These decreases were partially offset by an increase of $4.3 million resulting from the remeasurement of transactions denominated in currencies other than the functional currencies, as well as reduced interest expense of $1.7 million due to the lower outstanding principal balance of Convertible Notes, which were repurchased in September 2024.
Provision for Income Taxes
Provision for income taxes was $2.4 million in 2024, compared to $6.1 million in 2023. Our effective tax rate was 141.7% in 2024, compared to 37.4% in 2023, primarily due to the limited pre-tax income in 2024 magnifying the impact of certain unfavorable tax rate reconciling items such as non-deductible transaction costs, partially offset by favorable items such as a release of valuation allowance.
The Company has evaluated the potential impact of the Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two Global Minimum Tax framework, which introduces a global minimum tax rate of 15% for multinational enterprises. Based on this evaluation, and the legislation currently enacted globally, the Company does not anticipate any material impact on its consolidated financial statements at this time. The Company has determined that it meets the transitional Country-by-Country Reporting safe harbor tests in all jurisdictions where it operates and, as a result, does not expect to be subject to any top-up tax under the OECD Pillar Two rules for the 2024 fiscal year.

A provision enacted as part of the 2017 Tax Cuts & Jobs Act requires companies to capitalize certain research and experimental expenditures for tax purposes in tax years beginning after December 31, 2021. As a result, as of December 31, 2024, the Company’s U.S. federal net operating losses have been fully utilized, with the exception of those subject to the annual limitation provided for in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which resulted in higher cash taxes and lower effective tax rate due to a deduction related to foreign-derived intangible income.
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
Net (Loss) Income
As a result of the foregoing, we recorded net loss of $0.7 million in 2024, as compared to net income of $10.2 million in 2023. As previously discussed, our net loss for 2024 included pre-tax acquisition-related costs of $14.3 million relating to the Acquisition, as well as pre-tax gains of $8.8 million in connection with our repurchase of the remaining Convertible Notes. Our net income for 2023 included a pre-tax gain of $22.6 million in connection with our repurchases of the first half of our Convertible Notes.
Adjusted EBITDA
Our Adjusted EBITDA increased $8.8 million to $37.3 million in 2024 from $28.5 million in 2023, primarily due to higher Ex-TAC Gross Profit, as previously described. Our Adjusted EBITDA for 2024 included net unfavorable foreign currency effects of approximately $1.2 million. See “Non-GAAP Reconciliations” for the related definitions of Adjusted EBITDA and reconciliations to our net income (loss).
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
The following table presents the reconciliation of Ex-TAC Gross Profit to gross profit, the most directly comparable U.S. GAAP measure, for the periods presented:

	Year Ended December 31,
	2024	2023
	(In thousands)
Revenue	$889,875	$935,818
Traffic acquisition costs	(653,731)	(708,449)
Other cost of revenue	(44,042)	(42,571)
Gross profit	192,102	184,798
Other cost of revenue	44,042	42,571
Ex-TAC Gross Profit	$236,144	$227,369
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before gain related to convertible debt; interest expense; interest income and other income, net; provision for income taxes; depreciation and amortization; stock-based compensation, and other income or expenses that we do not consider indicative of our core operating performance, including, but not limited to merger and acquisition costs, regulatory matter costs, and severance costs related to our cost saving initiatives. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period.
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

The following table presents the reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP measure, for the periods presented:

	Year Ended December 31,
	2024	2023
	(In thousands)
Net (loss) income	$(711)	$10,242
Interest expense	3,649	5,393
Interest income and other income, net	(9,209)	(7,793)
Gain related to convertible debt	(8,782)	(22,594)
Provision for income taxes	2,415	6,113
Depreciation and amortization	19,479	20,702
Stock-based compensation	15,461	12,141
Regulatory matter costs, net of insurance proceeds	—	742
Merger and acquisition costs(1)	14,256	—
Severance costs	742	3,509
Adjusted EBITDA	$37,300	$28,455

Net (loss) income as % of gross profit	(0.4)%	5.5%
Adjusted EBITDA as % of Ex-TAC Gross Profit	15.8%	12.5%
_________________________
(1)Primarily includes costs related to our acquisition of Teads
Free Cash Flow
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
The following table presents the reconciliation of free cash flow to net cash provided by operating activities.

	Year Ended December 31,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$68,561	$13,746
Purchases of property and equipment	(7,380)	(10,127)
Capitalized software development costs	(9,913)	(10,107)
Free cash flow	$51,268	$(6,488)
LIQUIDITY AND CAPITAL RESOURCES
The Combined Company regularly evaluates the cash requirements for its operations, commitments, acquisitions, development activities and capital expenditures and manages its liquidity risk in a manner consistent with its corporate priorities. The Combined Company’s current investment program is focused on achieving maximum returns within its investment policy parameters, while preserving capital and maintaining sufficient liquidity.
The Combined Company believes that its operating cash flow, cash and cash equivalents and investments, and available borrowing capacity, will be sufficient to fund its anticipated operating expenses and capital expenditures for at least the next 12 months and the foreseeable future. However, there are multiple factors that could impact the Combined Company’s future liquidity, including its business performance, ability to collect payments from advertisers, having to pay media partners even if advertisers default on their payments, or other factors described under Item 1A “Risk Factors” included in this Report.

Sources of Liquidity
The Combined Company’s primary sources of liquidity are cash receipts from its advertisers, cash and cash equivalents, investments in marketable securities, and the available capacity under its revolving credit facilities discussed below.
While Outbrain’s collections during the three months ended March 31, 2023 were negatively impacted by the closure of Silicon Valley Bank, we have historically experienced higher cash collections during our first quarter due to seasonally strong fourth quarter sales, and, as a result, our working capital needs typically decrease during the first quarter. The Combined Company generally expects these trends to continue in future periods.
As of December 31, 2024, in addition to cash flow from our operations, Outbrain’s available liquidity was as follows:

December 31, 2024
(In thousands)
Cash and cash equivalents (1)	$89,094
Short-term investments	77,035
Revolving Credit Facility (2)	58,125
Total	$224,254
__________________________
(1) As of December 31, 2024, approximately $31.9 million of our cash and cash equivalents was held outside of the United States by our non-U.S. subsidiaries. As of December 31, 2024, we plan to either reinvest indefinitely our earnings from our foreign subsidiaries or repatriate them tax neutrally. The Combined Company is in the process of evaluating its cash requirements post-Acquisition. If future earnings are repatriated and the Combined Company is unable to do it in a tax neutral manner, it may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and income taxes.
(2) Our Second Amended and Restated Loan and Security Agreement, as amended by the First Amendment thereto, with Silicon Valley Bank, a division of First Citizens Bank & Trust Company, provides, subject to borrowing availability and certain other conditions, for revolving loans in an aggregate principal amount of up to $75.0 million (the “Facility”), with a $15.0 million sub-facility for letters of credit. Our borrowing availability under the Facility is calculated by reference to a borrowing base which is determined by specified percentages of eligible accounts receivable, based on the defined borrowing formula. The Facility was scheduled to terminate on November 2, 2026. However, in connection with the entry into the Credit Agreement upon the closing of the Acquisition, this Facility was early terminated on February 3, 2025, and replaced with the new 2025 Revolving Facility, as defined below.
The Facility contained representations and warranties, including, without limitation, with respect to collateral; accounts receivable; financials; litigation, indictment and compliance with laws; disclosure and no material adverse effect, each of which is a condition to funding. Additionally, the Facility included events of default and customary affirmative and negative covenants applicable to us and our subsidiaries, including, without limitation, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, restricted payments, and prepayment of the Convertible Notes and of junior indebtedness. The Facility contained a financial covenant that required, in the event that credit extensions under the Facility equal or exceed 85% of the lesser of the available commitments under the Facility or upon the occurrence of an event of default, our Company to maintain a minimum consolidated monthly fixed charge coverage ratio of 1.00. We were in compliance with all of the financial covenants under the 2021 Revolving Credit Facility as of December 31, 2024 and December 31, 2023.

February 2025 Credit Agreement
As discussed above, on the Credit Facilities Closing Date, the Company and Midco entered into the Credit Agreement. The Credit Agreement established the Credit Facilities, including the 2025 Revolving Facility and the Bridge Facility. The Bridge Facility had a maturity date of February 2, 2026, and could be extended under some circumstances.
Under the Bridge Facility, the Bridge Loans bore interest, at Outbrain’s option, at (a) a secured overnight financing rate (“Term SOFR”), subject to a “zero” floor, plus an interest rate margin of 4.75% per annum or (b) an alternate base rate plus an interest rate margin of 3.75% per annum, in each case subject to an increase by 0.50% on each three-month anniversary of the Credit Facilities Closing Date. In addition, for so long as any Bridge Loans remained outstanding, the Bridge Facility accrued a duration fee equal to 0.25% of the aggregate principal amount of outstanding Bridge Loans. Loans under the 2025 Revolving

Facility (the “Revolving Loans”) bear interest, at the Company’s option, at (x) Term SOFR, subject to a “zero” floor, plus an interest rate margin of 4.25% per annum or (y) an alternate base rate plus an interest rate margin of 3.25% per annum. In addition, the 2025 Revolving Facility accrued an unused commitment fee at a rate ranging from 0.375% to 0.50%, depending on the Company’s senior secured net leverage ratio, as set forth in the Credit Agreement.
The 2025 Revolving Facility may be used for working capital and other general corporate purposes of the Company and its subsidiaries. Up to $10.0 million of the 2025 Revolving Facility is available in the form of letters of credit and up to $20.0 million of the 2025 Revolving Facility is available in the form of swingline loans. The Company may seek incremental commitments under the 2025 Revolving Facility from lenders or other financial institutions up to an aggregate principal amount equal to the greater of $62.5 million and 25% of the Company’s EBITDA (as defined in the Credit Agreement). The 2025 Revolving Facility lenders will not be under any obligation to provide any such incremental commitments, and any such increase in commitments will be subject to certain customary conditions precedent.
Additional wholly-owned subsidiaries of the Company organized in certain jurisdictions may become borrowers under the 2025 Revolving Facility from time to time. The Credit Facilities are senior secured obligations of Outbrain, Midco and the Credit Facilities Guarantors (as defined in Note 16), provided, that, with respect to the application of proceeds from enforcement or distressed disposals of collateral, the 2025 Revolving Facility will rank super senior to other senior secured indebtedness of the Company, Midco and the Credit Facilities Guarantors, including the Bridge Facility.

See Note 16 to the accompanying audited consolidated financial statements for additional information related to terms and conditions, covenants, guarantees, and events of default.

Material Cash Requirements
The Combined Company plans to meet its liquidity needs through available cash, cash generated from its operations and its borrowing capacity. The Combined Company’s primary uses of liquidity are payments to its media partners, its operating expenses, capital expenditures, its long-term debt and the related interest payments. The Combined Company primarily uses its operating cash for payments due to media partners and vendors, as well as for personnel costs, and other employee-related expenditures. Outbrain’s contracts with media partners are generally variable based on volume or guarantee a minimum rate of payment if the media partner reaches certain performance targets. See “Definitions of Financial and Performance Measures —Traffic Acquisition Costs.” The Combined Company may also acquire or make investments in complementary companies or technologies, such as the Acquisitions.
Acquisition of Teads

On February 3, 2025, Outbrain consummated the previously announced Acquisition for consideration paid in closing of $625 million in cash, subject to certain customary adjustments, and 43.75 million shares of the Common Stock. The Company’s subsidiary, Midco, borrowed $625 million in aggregate principal amount of Bridge Loans under the new Credit Agreement described above, which together with cash on hand, were used to pay the cash portion of the Acquisition consideration, to repay amounts outstanding under the Facility and to pay related transaction fees, costs and expenses.
Debt Obligations
Senior Secured Notes
On February 11, 2025, Midco completed a private offering (the “Offering”) of $637.5 million in aggregate principal amount of 10.000% senior secured notes due 2030 (the “Notes”) at an issue price of 98.087% of the principal amount thereof in a transaction exempt from registration under the Securities Act. The Notes bear interest from February 11, 2025 at an annual rate of 10.000%, payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2025. The Notes will mature on February 15, 2030. The Notes are guaranteed, jointly and severally on a secured, unsubordinated basis by Outbrain and each existing and future wholly-owned subsidiary of Outbrain that becomes a borrower, issuer or guarantor under our super senior secured revolving credit facility. The Notes are also secured by first-priority lien over (i) all or substantially all assets of OT Midco, Outbrain and Teads Australia PTY Ltd, a subsidiary of Outbrain in Australia, and (ii) certain assets of some of the other direct and indirect subsidiaries of Outbrain in England and Wales, Canada, Germany, Mexico, Singapore, Switzerland, Luxembourg, Japan, Italy, France and Israel.
The proceeds from the Offering were used, together with cash on hand, to (i) repay in full and cancel the indebtedness incurred under the Bridge Facility, including accrued and unpaid interest thereon, that was used to finance and pay costs related to the Acquisition, as well as pay fees and expenses incurred in connection with the Offering and the Bridge Facility refinancing.

Midco may redeem the Notes in whole or in part at any time prior to February 15, 2027 at a redemption price equal to 100.000% of the principal amount thereof plus a ‘‘make-whole’’ premium set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. Midco may redeem the Notes in whole or in part, on or after February 15, 2027, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, prior to February 15, 2027, Midco may redeem up to 40% of the Notes with the proceeds of certain equity offerings, at a redemption price equal to 110.000% of the principal amount redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. During each of the two successive twelve-month periods commencing on the Closing Date and ending on February 15, 2027, Midco will have the option to redeem up to 10% of the aggregate principal amount of Notes at a redemption price equal to 103.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Upon certain change of control events, the holders of the Notes may require Midco to repurchase all or a portion of the Notes at a purchase price of 101.000% of their principal amount plus accrued and unpaid interest, if any, to, but excluding the date of purchase. In addition, subject to certain conditions and limitations, Midco must, within 30 days after Outbrain’s delivery of its annual report, with respect to Outbrain’s fiscal years ending December 31, 2025 and 2026, apply an amount equal to the Excess Cash Flow Amount (as defined in the Indenture) to make an offer to purchase outstanding Notes at a price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to but excluding the date of purchase.
The terms of the Indenture, among other things, limit the ability of Outbrain and its restricted subsidiaries to (i) incur or guarantee additional indebtedness or issue preferred stock, (ii) pay dividends or make other restricted payments; (iii) make certain investments, (iv) transfer and sell assets, (v) create or incur certain liens, (vi) engage in certain transactions with affiliates and (vii) consolidate or merge or transfer all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications. The Indenture provides for customary events of default which include, among other things (subject in certain cases to customary grace and cure periods), defaults based on (i) the failure to make payments under the Indenture when due, (ii) breach of covenants, (iii) acceleration of other material indebtedness, (iv) bankruptcy events and (v) material judgments. Generally, if an event of default occurs, the trustee or the holders of at least 30% in principal amount of the then outstanding Notes may declare all of the Notes to be due and payable.
Teads Short-Term Debt
Teads’ short-term debt, on an unaudited basis as the Acquisition close date was approximately $15.5 million. This balance is unaudited, is presented for illustrative purposes and was derived from the historical consolidated financial information of Teads. This Report does not include Teads’ historical consolidated financial statements for any periods, as the Acquisition closed subsequent to Outbrain’s year end.
Treasury Share Repurchases
On December 14, 2022, our Board approved a new stock repurchase program, authorizing us to repurchase up to $30 million of of the Common Stock, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase program may be commenced, suspended, or terminated at any time at our discretion without prior notice. As of December 31, 2024, the remaining repurchase availability under our $30 million share repurchase program was $6.6 million, reflecting repurchases of 1,410,001 shares for $5.8 million in 2024 and 3,729,462 shares for $17.8 million in 2023. Commission costs associated with share repurchases and excise taxes accrued as a result of the Inflation Reduction Act of 2022 do not reduce the remaining authorized amount under the repurchase programs.
In addition to our publicly announced programs, we periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of our equity incentive plans and the underlying award agreements. During 2024 and 2023, we withheld 162,157 shares and 163,265 shares, respectively, with a fair value of $0.8 million in each year, to satisfy the minimum employee tax withholding obligations.

Capital Expenditures
Outbrain’s cash flow used in investing activities has primarily consisted of capital expenditures and capitalized software development costs. We spent $7.4 million in capital expenditures in 2024, primarily relating to expenditures for servers and related equipment, office equipment and leasehold improvements. The Combined Company currently anticipates that its capital expenditures will be between $7 million and $9 million in 2025, primarily relating to expenditures for servers and related equipment, other equipment, and leasehold improvements, including the currently anticipated incremental capital expenditures for the Teads business. However, these amounts are preliminary and actual amounts may vary from these estimates.
Other Contractual Cash Obligations
The following table presents Outbrain’s other material contractual obligations as of December 31, 2024. This table does not reflect the contractual cash obligations of the Teads business acquired in February 2025, which the Combined Company is in the process of evaluating.

	Payments Due by Period
	Total	2025	2026-2027	2028-2029	Thereafter
	(In thousands)
Operating lease obligations (1)	19,541	5,314	8,198	4,429	1,600
Other commitments(2)	49,664	24,466	17,136	8,062	—
Total (3)	$69,205	$29,780	$25,334	$12,491	$1,600
___________________
(1)Operating lease agreements primarily relate to leases for certain office facilities, vehicle leases and managed data center facilities. See Note 8 to the accompanying financial statements for additional information relating to our leases.
(2)Other commitments include data service contracts and other hosting agreements, network services, and other costs to maintain our platform.
(3)We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, we have excluded $6.0 million from the preceding table related to uncertain tax positions, including accrued interest and penalties as of December 31, 2024.
Cash Flows
The following table summarizes the major components of our net cash flows for the periods presented:

	Year Ended December 31,
	2024	2022
	(In thousands)
Net cash provided by operating activities	$68,561	$13,746
Net cash provided by investing activities	67,153	69,640
Net cash used in financing activities	(117,702)	(117,068)
Effect of exchange rate changes	634	(1,004)
Net increase (decrease) in cash, cash equivalents and restricted cash	$18,646	$(34,686)
Operating Activities
Net cash provided operating activities increased $54.9 million, to $68.6 million in 2024, as compared to $13.7 million in 2023. This increase was primarily driven by a $52.0 million favorable change in our working capital, largely attributable to lower accounts receivable and prepaid expense, offset in part by lower accounts payable, reflecting faster cash collections, lower prepayments to our media partners, and improved profitability. In addition, net income after non-cash adjustments increased $2.0 million in 2024, compared to 2023.
Our free cash flow increased $57.8 million, to $51.3 million in 2024, as compared to a use of cash of $6.5 million in 2022, primarily reflecting higher operating cash flow, as discussed above, as well as lower capital expenditures in 2024. Free cash flow is a supplemental non-GAAP financial measure. See “Non-GAAP Reconciliations” for the related definition and a reconciliation to net cash provided by operating activities.

Investing Activities
Cash from investing activities decreased $2.4 million, to net cash provided by investing activities of $67.2 million in 2024, from net cash provided by investing activities of $69.6 million in 2023. This decrease was primarily driven by lower net proceeds of $5.6 million from sales and maturities of marketable securities under our investment program (net of purchases), reflecting lower early redemptions of available-for-sale securities in connection with the repurchase of our Convertible Notes in September 2024, than in the prior year period. This decrease was partially offset by lower capital expenditures of $2.7 million in 2024, compared to 2023.
Financing Activities
Cash used in financing activities increased to $117.7 million in 2024, as compared to $117.1 million in 2023. This decrease in cash was primarily due to the $13.6 million increase in the repurchase price paid for the Convertible Notes in September 2024 over the repurchase price of those repurchased in April 2023, and deferred financing costs of $1.1 million paid in 2024. These decreases in cash were largely offset by lower treasury share repurchases of $11.9 million and lower principal lease payments of $1.6 million due to the expiration of all of the remaining finance leases in 2024.
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
Stock-based Compensation
We measure stock-based compensation based on the grant date fair value of the awards and account for forfeitures as they occur. Determining the fair value of stock-based awards requires management to use estimates and assumptions, which involve uncertainties and are subjective in nature. Changes in key assumptions could impact the fair value of our stock-based compensation awards.

The fair value of our previously issued stock options was determined using the Black-Scholes option valuation model, which uses key inputs such as the expected volatility, the risk-free rate, the expected term and the expected dividend yield. The fair value of our restricted stock units (“RSUs”) is based on the fair value of the Common Stock on the date of grant. Stock-based compensation expense for options and RSUs is recognized on a straight-line basis over the respective requisite service periods.
Our performance stock units (“PSUs”) granted in 2023 have a service condition, as well as a performance condition. Such awards vest over a period of three years, subject to the employee’s continued employment and satisfaction of certain pre-established performance targets based on our financial metrics, up to a maximum of 100% of the PSUs granted. The fair value of these awards is determined based on the closing price of the Common Stock at the date of grant and expense is recognized ratably during the 3-year performance period, based on our expectation of attaining the performance targets. Cumulative expense adjustments are reflected whenever there is a change in expected achievement of the performance condition, which may cause expense volatility in the period of change.

In June 2024, we granted market-based PSU awards to our senior executives, which are earned subject to achievement of specified stock price hurdles for 20 days out of a 30-trading day window during the 3-year performance period, as well as continued employment through the quarterly vesting dates over a 3-year period. The number of shares that are eligible to vest range from 0% to 100% of the number of PSUs granted based on achievement of the specified stock price hurdles, with half of our CEO’s PSU award subject to vesting based on two additional above-target stock price hurdles.

We estimate the fair value of PSU awards with a market condition using a Monte Carlo simulation valuation model, which uses subjective assumptions and simulates multiple stock price paths of the Common Stock to determine the fair value of market-based PSUs on the date of grant. Key assumptions in determining the fair value include expected volatility, risk free interest rate and dividend yield. Compensation expense is recognized using an accelerated attribution method over the greater of the derived service period, based on the Monte Carlo simulation, or the explicit quarterly service period. Compensation expense, net of forfeitures, is recorded regardless of whether the market condition will be ultimately satisfied.
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
We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. In evaluating our ability to recover our deferred tax assets within the jurisdictions in which they arise, we consider all available positive and negative evidence, including our history of pre-tax income, projected future taxable income, the scheduled reversals of deferred tax liabilities, taxable income available to carryback to prior years and our tax planning strategies. As a result of our analysis, during 2024 and 2023, after weighing all of the evidence, we determined that the positive evidence, particularly the evidence that was objectively verifiable, continued to outweigh the negative evidence. However, upon evaluating our forecasted state taxable income, we increased our valuation allowance against state net operating loss carryforwards by $0.3 million and $0.5 million in 2024 and 2023, respectively.
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
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 to the accompanying audited consolidated financial statements for recently adopted accounting standards, as well as recently issued accounting standards, which may have an impact on our financial statements upon adoption.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both in the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include foreign exchange, interest rate, inflation and credit risks. We continue to assess market risk relative to Teads.
Foreign Currency Risk
Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The majority of the Company’s revenue and operating expenses are denominated in U.S. Dollars and Euros. In addition, we have significant operating expenses denominated in New Israeli Shekels, given one of Outbrain’s R&D centers is located in Israel.

We evaluate periodically the various currencies to which we are exposed and, from time to time, may enter into foreign currency forward exchange contracts to manage our foreign currency risk and reduce the potential adverse impact from the appreciation or the depreciation of our non-U.S. dollar-denominated operations, as appropriate.
Changes in the U.S. Dollar against the currencies of the countries in which we operate impact our operating results, as further described with respect to Outbrain in Item 7, “Results of Operations.” The effect of a hypothetical 10% increase or decrease in our weighted-average exchange rates on Outbrain’s revenue, cost of revenue and operating expenses denominated in foreign currencies would result in a $10.5 million unfavorable or favorable change to our operating loss for the year ended December 31, 2024.
Interest Rate Risk
Our exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, investments and any future borrowings under our revolving credit facilities. There was no debt outstanding as of December 31, 2024 and the $118.0 million of long-term debt outstanding as of December 31, 2023 bore a fixed rate of interest. Subsequent to December 31, 2024, we completed a private offering of $637.5 million in aggregate principal amount of 10.0% senior secured notes due 2030, which bear a fix rate of interest (see Note 16 to the accompanying audited consolidated financial statements for additional information).
As of December 31, 2024, our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents of $89.1 million and our investments in marketable securities of $77.0 million under our investments program, which consist of U.S. Treasuries, U.S. government bonds, commercial paper, U.S. corporate bonds and municipal bonds, with maturities from three months to two years from the date of purchase. The primary objectives of our investment program are focused on achieving maximum returns within our investment policy parameters, while preserving capital and maintaining sufficient liquidity. We plan to actively monitor our exposure to the fair value of our investment portfolio in accordance with our policies and procedures, which include monitoring market conditions, to minimize investment risk.
A 100 basis point change in interest rates as of December 31, 2024 would change the fair value of investment portfolio by approximately $0.2 million. Since our debt investments are classified as available-for-sale, the unrealized gains and losses related to fluctuations in market volatility and interest rates are reflected within accumulated other comprehensive (loss) income within stockholders’ equity in Outbrain’s consolidated balance sheets.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Outbrain Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 7, 2025
KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee.

OUTBRAIN INC.
Consolidated Balance Sheets
(In thousands, except for number of shares and par value)

	December 31, 2024	December 31, 2023
ASSETS:
Current assets:
Cash and cash equivalents	$89,094	$70,889
Short-term investments in marketable securities	77,035	94,313
Accounts receivable, net of allowances	149,167	189,334
Prepaid expenses and other current assets	27,835	47,240
Total current assets	343,131	401,776
Non-current assets:
Long-term investments in marketable securities	—	65,767
Property, equipment and capitalized software, net	45,250	42,461
Operating lease right-of-use assets, net	15,047	12,145
Intangible assets, net	16,928	20,396
Goodwill	63,063	63,063
Deferred tax assets	40,825	38,360
Other assets	24,969	20,669
TOTAL ASSETS	$549,213	$664,637

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$149,479	$150,812
Accrued compensation and benefits	19,430	18,620
Accrued and other current liabilities	113,630	119,703
Deferred revenue	6,932	8,486
Total current liabilities	289,471	297,621
Non-current liabilities:
Long-term debt	—	118,000
Operating lease liabilities, non-current	11,783	9,217
Other liabilities	16,616	16,735
TOTAL LIABILITIES	$317,870	$441,573
Commitments and Contingencies (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, par value of $0.001 per share − one billion shares authorized, 63,503,274 shares issued and 50,090,114 shares outstanding as of December 31, 2024; one billion shares authorized, 61,567,520 share issued and 49,726,518 shares outstanding as of December 31, 2023.	64	62
Preferred stock, par value of $0.001 per share − 100,000,000 shares authorized, none issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	484,541	468,525
Treasury stock, at cost − 13,413,160 shares as of December 31, 2024 and 11,841,002 shares as of December 31, 2023	(74,289)	(67,689)
Accumulated other comprehensive loss	(9,480)	(9,052)
Accumulated deficit	(169,493)	(168,782)
TOTAL STOCKHOLDERS’ EQUITY	231,343	223,064
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$549,213	$664,637

See Accompanying Notes to Consolidated Financial Statements.

OUTBRAIN INC.
Consolidated Statements of Operations
(In thousands, except for share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$889,875	$935,818	$992,082
Cost of revenue:
Traffic acquisition costs	653,731	708,449	757,321
Other cost of revenue	44,042	42,571	42,108
Total cost of revenue	697,773	751,020	799,429
Gross profit	192,102	184,798	192,653
Operating expenses:
Research and development	37,080	36,402	40,320
Sales and marketing	97,498	98,370	108,816
General and administrative	70,162	58,665	57,065
Total operating expenses	204,740	193,437	206,201
Loss from operations	(12,638)	(8,639)	(13,548)
Other income (expense), net:
Gain on convertible debt	8,782	22,594	—
Interest expense	(3,649)	(5,393)	(7,625)
Interest income and other income, net	9,209	7,793	2,600
Total other income (expense), net	14,342	24,994	(5,025)
Income (loss) before provision for income taxes	1,704	16,355	(18,573)
Provision for income taxes	2,415	6,113	6,008
Net (loss) income	$(711)	$10,242	$(24,581)

Weighted average shares outstanding:
Basic	49,321,301	50,900,422	55,615,385
Diluted	52,709,356	56,965,299	55,615,385

Net (loss) income per common share:
Basic	$(0.01)	$0.20	$(0.44)
Diluted	$(0.11)	$(0.06)	$(0.44)
See Accompanying Notes to Consolidated Financial Statements.

OUTBRAIN INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net (loss) income	$(711)	$10,242	$(24,581)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(504)	(695)	(3,870)
Unrealized gains (losses) on available-for-sale investments in debt securities (net of taxes of $(22), $(467) and $470 in 2024, 2023 and 2022 respectively)	76	1,556	(1,569)
Total other comprehensive (loss) income	(428)	861	(5,439)
Comprehensive (loss) income	$(1,139)	$11,103	$(30,020)
See Accompanying Notes to Consolidated Financial Statements.

OUTBRAIN INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except for number of shares)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2022	58,015,075	$58	$434,945	(1,313,681)	$(16,504)	$(4,474)	$(157,250)	$256,775
Exercise of employee stock options, warrants and restricted stock awards, net of shares withheld for taxes	827,319	1	4,154	(95,138)	(1,425)	—	—	2,730
Vesting of restricted stock units, net of shares withheld for taxes	976,840	1	(1)	(150,327)	(1,047)	—	—	(1,047)
Acquisition consideration	355,786	—	4,190	—	—	—	—	4,190
Shares repurchased under the share repurchase program	—	—	—	(6,389,129)	(30,192)	—	—	(30,192)
Stock-based compensation	—	—	12,543	—	—	—	—	12,543
Other comprehensive loss	—	—	—	—	—	(5,439)	—	(5,439)
Net loss	—	—	—	—	—	—	(24,581)	(24,581)
Other	—	—	—	—	—	—	2,807	2,807
Balance – December 31, 2022	60,175,020	$60	$455,831	(7,948,275)	$(49,168)	$(9,913)	$(179,024)	$217,786
Vesting of restricted stock units, net of shares withheld for taxes	1,392,500	2	(2)	(163,265)	(752)	—	—	(752)
Shares repurchased under the share repurchase program	—	—	—	(3,729,462)	(17,769)	—	—	(17,769)
Stock-based compensation	—	—	12,696	—	—	—	—	12,696
Other comprehensive income	—	—	—	—	—	861	—	861
Net income	—	—	—	—	—	—	10,242	10,242
Balance – December 31, 2023	61,567,520	$62	$468,525	(11,841,002)	$(67,689)	$(9,052)	$(168,782)	$223,064
Vesting of restricted stock units, net of shares withheld for taxes	1,935,754	2	(2)	(162,157)	(757)	—	—	(757)
Shares repurchased under the share repurchase program	—	—	—	(1,410,001)	(5,843)	—	—	(5,843)
Stock-based compensation	—	—	16,018	—	—	—	—	16,018
Other comprehensive loss	—	—	—	—	—	(428)	—	(428)
Net loss	—	—	—	—	—	—	(711)	(711)
Balance – December 31, 2024	63,503,274	$64	$484,541	(13,413,160)	$(74,289)	$(9,480)	$(169,493)	$231,343

See Accompanying Notes to Consolidated Financial Statements.

OUTBRAIN INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(711)	$10,242	$(24,581)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on convertible debt	(8,782)	(22,594)	—
Stock-based compensation	15,461	12,141	11,660
Depreciation and amortization of property and equipment	6,312	6,915	11,125
Amortization of capitalized software development costs	9,758	9,633	9,540
Amortization of intangible assets	3,409	4,154	6,254
Provision for credit losses	3,006	8,008	3,291
Non-cash operating lease expense	5,130	4,453	4,309
Deferred income taxes	(5,095)	(4,312)	(3,853)
Amortization of discount on marketable securities	(2,235)	(3,604)	(1,975)
Other	47	(717)	(644)
Changes in operating assets and liabilities:
Accounts receivable	35,905	(12,946)	5,283
Prepaid expenses and other current assets	18,412	843	(18,419)
Accounts payable and other current liabilities	(11,696)	(1,228)	7,965
Operating lease liabilities	(5,092)	(4,297)	(4,246)
Deferred revenue	(1,496)	1,621	2,184
Other non-current assets and liabilities	6,228	5,434	(4,080)
Net cash provided by operating activities	68,561	13,746	3,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(181)	(389)	(45,151)
Purchases of property and equipment	(7,380)	(10,127)	(13,375)
Capitalized software development costs	(9,913)	(10,107)	(12,569)
Purchases of marketable securities	(90,602)	(131,543)	(262,171)
Proceeds from sales and maturities of marketable securities	175,325	221,878	15,500
Other	(96)	(72)	(132)
Net cash provided by (used in) investing activities	67,153	69,640	(317,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt obligations	(109,740)	(96,170)	—
Payment of deferred financing costs	(1,099)	—	—
Treasury stock repurchases and share withholdings on vested awards	(6,600)	(18,521)	(32,664)
Principal payments on finance lease obligations	(263)	(1,830)	(3,190)
Proceeds from exercise of common stock options and warrants	—	—	4,155
Payment of contingent consideration liability up to acquisition-date fair value	—	(547)	—
Net cash used in financing activities	(117,702)	(117,068)	(31,699)
Effect of exchange rate changes	634	(1,004)	(4,043)

Net increase (decrease) in cash, cash equivalents and restricted cash	18,646	(34,686)	(349,827)
Cash, cash equivalents and restricted cash — Beginning	71,079	105,765	455,592
Cash, cash equivalents and restricted cash — Ending	$89,725	$71,079	$105,765

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$89,094	$70,889	$105,580
Restricted cash, included in other assets	$631	$190	$185
Total cash, cash equivalents, and restricted cash	$89,725	$71,079	$105,765

OUTBRAIN INC.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$10,267	$8,599	$6,887
Cash paid for interest	$4,321	$6,027	$7,463

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Operating lease right-of-use assets obtained in exchange for lease obligations	$6,917	$5,061	$1,247
Acquisition consideration payable	$—	$181	$1,476
Purchases of property and equipment included in accounts payable	$2,770	$1,094	$2,723
Stock-based compensation capitalized for software development costs	$553	$555	$883
Stock consideration issued for acquisition of a business	$—	$—	$4,190
Unpaid deferred financing costs in accounts payable and accrued expenses	$7,555	$—	$—
See Accompanying Notes to Consolidated Financial Statements.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2024 and 2023

1. Organization, Description of Business and Summary of Significant Accounting Policies
Organization and Description of Business
Outbrain Inc. (together with its subsidiaries, “Outbrain,” the “Company,” “we,” “our” or “us”), was incorporated in August 2006 in Delaware. The Company is headquartered in New York, New York and has wholly owned subsidiaries in Israel, Europe, Asia, Brazil and Australia. In connection with the Company’s initial public offering (“IPO”), its common stock, par value $0.001 per share (“Common Stock”) began trading on The Nasdaq Stock Market LLC (“Nasdaq”) on July 23, 2021 under the “OB” ticker symbol.
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

On February 3, 2025, the Company completed the acquisition of TEADS, a private limited liability company (société anonyme) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Teads”) for a total transaction value of approximately $0.9 billion, subject to certain customary adjustments (the “Acquisition”). As a result, Teads will be consolidated into the Company’s operations beginning on February 3, 2025. See Notes 2 and 16 for additional information relating to the Acquisition.
Basis of Presentation
The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying audited consolidated financial statements include the accounts of Outbrain and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
In this Annual Report on Form 10-K (this “Report”), the Company’s results of operations as of and for the years ended December 31, 2024 and 2023 are presented prior to the Acquisition. The accompanying audited consolidated financial statements of Outbrain do not include the financial position or operations of Teads since the Acquisition occurred subsequent to the end of the reporting period. As a result of the Acquisition, we expect that our financial information for future reporting periods, which will reflect the results of operations of Teads, will not be directly comparable to our financial information for periods prior to the Acquisition, including the information presented in this Report.

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
As of and For Years Ending December 31, 2024 and 2023

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
Restricted Cash
Restricted cash primarily represents security deposits for facility leases and is included in other assets in the accompanying consolidated balance sheets.
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
The Company generally does not require collateral to secure accounts receivable, with the exception of certain customers with higher potential credit risk who are required to prepay for their campaigns. No single marketer accounted for 10% or more of the Company’s total revenue for the years ended 2024, 2023 and 2022, or 10% or more of its gross accounts receivable balance as of December 31, 2024 and 2023.
For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, none of the Company’s media owners accounted for 10% of its total traffic acquisition costs.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2024 and 2023

Property, equipment and capitalized software, net
Property and equipment, including leasehold improvements, is stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives relating to software and computer and equipment (excluding servers) is generally three years, and the estimated useful lives for furniture and fixtures is generally five years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term. In January 2023, the Company completed an assessment of the useful lives of servers and adjusted the estimated useful life of servers from three to six years, beginning in 2023.
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
Leases
The Company’s operating leases are primarily composed of office facilities and equipment leases. In addition, the Company has certain service agreements relating to managed data center facilities, which are accounted for as operating leases. Certain of the Company’s lease contracts contain lease and non-lease components, requiring the Company to pay for other operating expenses, which may be fixed or variable, such as taxes, common area maintenance, utilities and insurance and contain renewal and escalation clauses. The Company’s leases generally do not contain any material restrictive covenants. The Company’s options to extend or terminate a lease are not included in the lease terms, unless the Company is reasonably certain it will exercise that option.
The Company determines if an arrangement contains a lease at lease inception. For operating leases with a lease term greater than 12 months, the Company recognizes right-of-use assets and lease liabilities on its balance sheet at lease commencement date, based on the present value of the future fixed lease payments. The Company combines fixed lease and non-lease components as a single lease component for its real estate leases. The present value of lease payments is determined using the Company’s incremental borrowing rate, as the Company’s leases do not have a readily determinable implicit discount rate. The incremental borrowing rate is based on the estimated rate of interest the Company would have to pay for a collateralized loan over a similar term in a similar economic environment. Any variable costs are expensed as incurred in the Company’s consolidated statement of income.
Operating leases are recognized in the Company’s consolidated balance sheets within operating lease right-of-use assets. The current portion of operating lease liabilities is recorded in accrued and other current liabilities and the long-term portion is recorded in operating lease liabilities, non-current. Operating lease costs are recognized on a straight-line basis over the lease term.
The Company’s finance leases, when outstanding, were recognized in property, equipment and capitalized software, net in the Company’s balance sheets. The finance lease right-of-use assets were depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. The interest component of the lease liability was recognized using the effective interest method over the lease term and classified within interest expense.

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
As of and For Years Ending December 31, 2024 and 2023

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
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the fair value of intangible assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but instead evaluated for impairment. The Company performs its annual impairment test of goodwill during the fourth quarter of each fiscal year or whenever events or circumstances change that would indicate that goodwill may not be recoverable. In conducting the impairment test, the Company can opt to perform a qualitative assessment to test goodwill for impairment or can directly perform the two-step impairment test described below. If the Company performs a qualitative assessment and it is determined that the fair value of a reporting unit is more likely than not to be less than its carrying amount, a quantitative impairment test is performed. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is recorded for the difference. Based on the Company’s qualitative assessment performed during the fourth quarter of fiscal years 2024, 2023 and 2022, the Company concluded that it was more-likely-than-not that the estimated fair value of the Company’s single reporting unit exceeded its carrying value. Accordingly, no goodwill impairment charges were recognized for the years ended December 31, 2024, 2023 and 2022.
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
As of and For Years Ending December 31, 2024 and 2023

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
Contract Balances. There were no contract assets as of December 31, 2024 or December 31, 2023. Contract liabilities primarily relate to advance payments and consideration received from customers. As of December 31, 2024 and December 31, 2023, the Company’s contract liabilities were recorded as deferred revenue in its consolidated balance sheets. See Note 15 for disaggregation of the Company’s revenue based on geography of where the Company’s marketers are physically located.
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
Advertising and Promotional Costs
Advertising and promotional costs are included in sales and marketing expenses as incurred in the accompanying consolidated statements of operations. Advertising and promotional costs were $9.7 million, $9.8 million and $10.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2024 and 2023

Segment Information
The Company has one operating and reporting segment. The Company’s chief operating decision maker is its Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis.
Stock-based Compensation
The Company recognizes stock-based compensation for stock-based awards, including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) based on the estimated fair value of the awards. The fair value of the Company’s RSUs is the fair value of the Common Stock on the date of grant. The Company estimated the fair value of its previously granted stock option awards on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of judgments and assumptions, including the option’s expected term and the price volatility of the underlying stock. The Company estimates the fair value of its PSU awards using a Monte Carlo simulation, which uses subjective assumptions and simulates multiple stock price paths of the Common Stock to determine the fair value of market-based PSUs on the date of grant. The Company accounts for forfeitures as they occur.
Stock-based compensation expense for unvested stock option and RSU awards, and other awards that vest subject to the satisfaction of service conditions is recognized on a straight-line basis over the requisite service period. Stock-based compensation expense for market-based PSU awards is recognized using an accelerated attribution method over the greater of the derived service periods and explicit quarterly service periods. Compensation expense for PSUs, net of forfeitures, is recorded regardless of whether the market condition will be ultimately satisfied.
Foreign Currency
The Company transacts business in various foreign currencies. In general, the functional currency of its foreign subsidiaries is the currency of the local country. Accordingly, revenues and expenses of operations outside the United States (“U.S.”) are generally translated into U.S. dollars using weighted-average exchange rates, while assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date with the resulting translation adjustments recorded as a component of accumulated other comprehensive (loss) income within the statements of stockholders’ equity. Foreign currency transaction gains and losses resulting from remeasurement of transactions denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. The net foreign exchange transaction gains (losses) included in interest income and other (expense) income, net in the accompanying consolidated statements of operations were $0.9 million, $(1.0) million and $(2.1) million for the years ended December 31, 2024, 2023 and 2022, respectively.
Derivative Financial Instruments
The Company is exposed to certain risks relating to its ongoing business operations, including but not limited to, fluctuations in foreign currency exchange rates. The Company enters into foreign currency forward exchange contracts to manage its foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on its net cash flows. These derivative contracts are not designated as accounting hedges. Accordingly, the Company recognizes gains and losses resulting from a change in fair value for these derivatives in the period in which the change occurs. The Company classifies cash flows from these contracts as operating activities in its consolidated statements of cash flows. The notional amount of the Company’s outstanding derivative instruments was $27.1 million and $36.3 million as of December 31, 2024 and 2023, respectively. See Note 7 for additional information.
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
As of and For Years Ending December 31, 2024 and 2023

The deposited funds may be withdrawn only upon the fulfillment of the Company’s obligation pursuant to Israeli severance pay law. The carrying value of its deposited funds is based on the cash surrender value of these policies and includes profits accumulated through the respective balance sheet date.
Defined Contribution Plans
The Company contributes to defined contribution savings plans covering eligible employees of the Company. Participants of the plans may defer annual pre-tax compensation, subject to statutory and plan limitations. In addition, a certain percentage of an employee’s contributions are matched by the Company and vest over a specified period of time, subject to certain statutory and plan limitations. The Company’s contributions were approximately $8.4 million, $8.5 million, and $9.6 million for 2024, 2023, and 2022, respectively, which were expensed as incurred.
Income Taxes
The Company accounts for income taxes using an asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. The Company regularly assesses the likelihood that its deferred income tax assets will be realized. To the extent that the Company believes any amounts are not more likely than not to be realized, a valuation allowance is recorded to reduce the deferred income tax assets. The Company’s deferred tax assets were $40.8 million and $38.4 million as of December 31, 2024 and 2023, respectively. The Company’s deferred tax liabilities were $1.6 million and $4.0 million as of December 31, 2024 and 2023, respectively, and are included within other liabilities in the consolidated balance sheets. The Company regularly assesses the need for the valuation allowance on its deferred tax assets, and to the extent that it determines that an adjustment is needed, such adjustment will be recorded in the period that the determination is made.
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
The Company’s policy with respect to releasing the income tax effects related to its available-for-sale investments in debt securities from accumulated other comprehensive income is to apply a security by security approach whereby the tax effects are measured based on the change to unrealized gains or losses reflected in other comprehensive income.
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
Recently Adopted Accounting Pronouncements

On January 1, 2024, the Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures about significant segment expenses and profitability measures for all public entities, including those that have one reportable segment. The Company adopted this standard in its consolidated financial statements for the year ended December 31, 2024 on a retrospective basis, as required. The

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2024 and 2023

adoption of this standard did not have an impact on the Company’s consolidated financial statements as of the date of adoption. See Note 15 for the related disclosures.
Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 is focused on increased visibility into specific income tax components, requiring disclosures of specific categories and a greater disaggregation of information by jurisdiction within the effective tax rate reconciliation and income taxes paid disclosures. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, or our 2025 10-K, with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2023-09 on its tax-related disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 requires disclosures about certain costs and expenses, including but not limited to, purchases of inventory; employee compensation; depreciation; intangible asset amortization; and selling expenses. The ASU is required to be applied prospectively and is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is in the process of evaluating the impact of ASU 2024-03 on its audited consolidated financial statements.
2. Acquisition
On August 1, 2024, the Company entered into a definitive share purchase agreement (the “Share Purchase Agreement”) with Altice Teads S.A. (the “Seller” or “Altice Teads”), a public limited liability company (société anonyme) incorporated and existing under the laws of the Grand Duchy of Luxembourg and the sole shareholder of Teads, and Teads. Pursuant to the Agreement, the Company agreed to acquire all of the issued and outstanding equity interests of Teads from Altice Teads.
Under the terms of the Share Purchase Agreement, the consideration to be paid at the closing of the Acquisition was: (a) a cash payment of $725.0 million, subject to certain customary adjustments; (b) 35.0 million newly issued shares of Common Stock and (c) 10.5 million newly issued Series A Convertible Preferred Shares, par value $0.001 per share, of Outbrain (the “Preferred Stock”). Additionally, Altice Teads was entitled to a deferred cash payment from Outbrain in an amount equal to $25.0 million, payable after the closing of the Acquisition in one or more installments, to the extent permitted to be paid in compliance with the covenants under the debt financing agreements entered into by Outbrain in connection with the Acquisition (the “Deferred Payment”). On February 3, 2025, the Company, Altice Teads and Teads entered into Amendment No. 1 to the Share Purchase Agreement (the “SPA Amendment”), revising certain terms of the Share Purchase Agreement, including: amending the consideration to be paid at closing to a cash payment of $625 million, subject to certain customary adjustments, and 43.75 million of shares of Common Stock; eliminating the creation and the issuance of Preferred Stock; and eliminating the deferred payment.

Pursuant to the terms of the Share Purchase Agreement, the Company and Seller also entered into a stockholders agreement (the “Stockholders Agreement”) at closing. Pursuant to the Stockholders Agreement, the number of directors on the Board of Directors of the Company (the “Company Board”) will be increased by two, and the Seller will have the right to nominate for election to the Company Board two persons, one of whom will be non-affiliated with the Seller and must qualify as an independent director pursuant to the requirements of the Nasdaq Stock Market. The Seller will have the right to nominate (1) two directors until the Seller and its affiliated stockholders cease to hold in the aggregate at least 25% of the total voting power of the outstanding capital stock of the Company and (2) one director until the Seller and its affiliated stockholders cease to hold in the aggregate at least 10% of the total voting power of the outstanding capital stock of the Company, in each case on an as-converted basis. Additionally, commencing on the third anniversary of the Closing, Seller will have the right to nominate three directors until such time as the Seller and its affiliated stockholders cease to own at least 30% of the total voting power of the outstanding capital stock of the Company, on an as-converted basis.
The Stockholders Agreement also requires that until such time that the Seller and its affiliated stockholders hold in the aggregate less than 15% of the total voting power of the outstanding capital stock of the Company, on an as-converted basis, the Seller will (i) take such action necessary to cause its affiliate stockholders to vote their shares at each meeting of the Company’s stockholders in the same manner as recommended by the Company Board, and (ii) comply with customary standstill restrictions

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2024 and 2023
with respect to the Company. The Stockholders Agreement also includes restrictions on the transferability of the Common Stock received as consideration in the Acquisition.
The Company and Seller also entered into a registration rights agreement (the “Registration Rights Agreement”) at the time of closing of the Acquisition, pursuant to which the Company has provided customary demand and piggyback registration rights to the holders of the Registrable Shares (as defined in the Registration Rights Agreement), which includes the Common Stock received as consideration in the Acquisition.
The Company recorded acquisition-related costs of $14.3 million within general and administrative expenses in the Company’s audited consolidated statements of operations for the year ended December 31, 2024.
On February 3, 2025, the Company completed the Acquisition for aggregate closing day consideration of approximately $0.9 billion, including $625 million in cash, subject to certain customary adjustments, and 43.75 million shares of Common Stock. Following the closing, the Seller owns approximately 46.6% of the Company’s issued and outstanding shares of Common Stock (based on the amount of issued and outstanding shares of Common Stock as of December 31, 2024). See Notes 9 and 16 for financing arrangements associated with the Share Purchase Agreement and the Acquisition closing information.

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
In addition, during the twelve months ended December 31, 2024, 2023 and 2022, the Company recorded other severance and related benefit costs of $0.7 million, $1.2 million, and $0.6 million, respectively, in connection with restructuring activities taken during the respective periods.
See Note 16 for the Company’s restructuring plan announced on February 3, 2025 in connection with its completion of the Acquisition.
4. Investments in Marketable Securities
All of the Company’s debt securities are classified as available-for-sale. The Company’s cash equivalents and investments as of December 31, 2024 and December 31, 2023 consisted of the following:

		December 31, 2024
(In thousands)	Fair Value Level	Amortized cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments	Long-term investments
Money market funds	1	$30,754	$—	$—	$30,754	$30,754	$—	$—
U.S. Treasuries	2	35,129	16	—	35,145	6,932	28,213	—
U.S. Government bonds	2	5,475	9	—	5,484	—	5,484	—
Commercial paper	2	11,949	—	(6)	11,943	9,958	1,985	—
U.S. Corporate bonds	2	42,526	63	—	42,589	1,236	41,353	—
Total cash equivalents and investments		$125,833	$88	$(6)	$125,915	$48,880	$77,035	$—

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2024 and 2023

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
___________________________
(1) The amortized cost of debt securities excludes accrued interest of $0.7 million and $1.4 million, respectively, as of December 31, 2024 and December 31, 2023.
In connection with the Company’s repurchases of the 2.95% Convertible Senior Notes due 2026 (“Convertible Notes”) in September 2024 and April 2023 (see Note 9), the Company redeemed some of its available-for-sale marketable securities prior to their maturities to finance these debt repurchases. During the twelve months ended December 31, 2024 and 2023, proceeds from the sales of securities were $53.0 million and $81.7 million, respectively, which included gross realized gains of $0.4 million and gross realized losses of $0.5 million, respectively, which were released from other comprehensive (loss) income and recorded within interest income and other income, net in the Company’s consolidated statement of operations for these periods. The gross realized gains and losses were determined using the specific identification method.

As of December 31, 2024, all of the Company’s available-for-sale securities with a fair value of $125.9 million mature within one year.
As of December 31, 2024, the Company’s investments in commercial paper have been in an immaterial gross unrealized loss position for less than 12 months. As of December 31, 2023, the fair value of investments and gross unrealized losses recorded in other comprehensive loss, by investment category, was as follows:

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
For marketable securities in immaterial unrealized loss positions, it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of December 31, 2024 and December 31, 2023.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2024 and 2023
5. Goodwill and Intangible Assets
The Company’s goodwill balance as of December 31, 2024 and December 31, 2023 was $63.1 million. The Company has not recorded any accumulated impairments of goodwill.
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows:

	December 31, 2024
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	8.0 years	$18,411	$(12,149)	$6,262
Customer relationships	5.0 years	5,743	(5,448)	295
Publisher relationships	8.0 years	18,509	(11,747)	6,762
Trade names	8.8 years	5,235	(2,328)	2,907
Content provider relationships	5.0 years	284	(169)	115
Other	15.8 years	906	(319)	587
Total intangible assets, net		$49,088	$(32,160)	$16,928

	December 31, 2023
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	8.0 years	$18,410	$(10,900)	$7,510
Customer relationships	5.0 years	5,972	(5,530)	442
Publisher relationships	8.0 years	18,973	(10,863)	8,110
Trade names	8.8 years	5,326	(1,779)	3,547
Content provider relationships	5.0 years	284	(113)	171
Other	15.8 years	898	(282)	616
Total intangible assets, net		$49,863	$(29,467)	$20,396
No impairment charges were recorded for the Company’s intangible assets subject to amortization during the years ended December 31, 2024, 2023, and 2022.
As of December 31, 2024, estimated amortization related to the Company’s identifiable acquisition-related intangible assets in future periods was as follows:

Year Ending December 31,	Amount
(In thousands)
2025	$3,455
2026	3,455
2027	3,255
2028	3,060
2029	3,060
Thereafter	643
Total	$16,928

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2024 and 2023
6. Balance Sheet Components
Accounts Receivable and Allowance for Credit Losses
Accounts receivable, net of allowance for credit losses consists of the following:

	December 31,
	2024	2023
	(In thousands)
Accounts receivable	$155,089	$199,714
Allowance for credit losses	(5,922)	(10,380)
Accounts receivable, net of allowance for credit losses	$149,167	$189,334
The allowance for credit losses consists of the following activity:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Allowance for credit losses, beginning balance	$10,380	$5,512	$4,402
Provision for credit losses, net of recoveries	2,445	8,220	3,227
Write-offs	(6,903)	(3,352)	(2,117)
Allowance for credit losses, ending balance	$5,922	$10,380	$5,512
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following:

	December 31,
	2024	2023
	(In thousands)
Prepaid traffic acquisition costs	$11,379	$26,398
Prepaid taxes	9,247	11,371
Prepaid software licenses	2,233	2,224
Other prepaid expenses and other current assets	4,976	7,247
Total prepaid expenses and other current assets	$27,835	$47,240

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2024 and 2023
Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consists of the following:

	December 31,
	2024	2023
	(In thousands)
Capitalized software development costs	$88,302	$78,389
Computer and equipment	68,303	61,529
Software	3,137	3,221
Leasehold improvements	3,036	3,300
Furniture and fixtures	978	1,098
Property, equipment and capitalized software, gross	163,756	147,537
Less: accumulated depreciation and amortization	(118,506)	(105,076)
Total property, equipment and capitalized software, net	$45,250	$42,461
The Company capitalized software development costs, including stock-based compensation, of $9.9 million and $10.7 million for the years ended December 31, 2024 and 2023, respectively. Accumulated amortization for capitalized software development costs was $67.2 million and $57.4 million as of December 31, 2024 and 2023, respectively.
As of December 31, 2024, there were no assets financed under finance leases. As December 31, 2023, total computer equipment financed and software licensed under finance leases was $0.2 million, net of accumulated amortization of $25.8 million. Amortization expense related to total computer equipment financed and software licensed under finance leases was $0.2 million, $1.6 million and $2.9 million, respectively, for the years ended December 31, 2024, 2023 and 2022.
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following:

	December 31,
	2024	2023
	(In thousands)
Accrued traffic acquisition costs	$57,441	$75,870
Accrued professional fees	18,630	3,261
Accrued agency commissions	18,053	12,376
Accrued tax liabilities	9,002	15,596
Operating lease obligations, current	4,033	3,684
Other	6,471	8,916
Total accrued and other current liabilities	$113,630	$119,703
In addition to accrued traffic acquisition costs, accounts payable includes $136.0 million and $137.6 million of traffic acquisition costs as of December 31, 2024 and 2023, respectively.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2024 and 2023
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
The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2024
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$30,754	$95,161	$—	$125,915
Restricted time deposits (2)	—	631	—	631
Severance pay fund deposits (2)	—	5,255	—	5,255
Foreign currency forward contract (3)	—	493	—	493
Total financial assets	$30,754	$101,540	$—	$132,294
Financial Liabilities:
Foreign currency forward contract (4)	—	193	—	193
Total financial liabilities	$—	$193	$—	$193

	December 31, 2023
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$15,355	$163,577	$—	$178,932
Restricted time deposits (2)	—	190	—	190
Severance pay fund deposits (2)	—	4,901	—	4,901
Foreign currency forward contract (3)	—	1,254	—	1,254
Total financial assets	$15,355	$169,922	$—	$185,277
Financial Liabilities:
Foreign currency forward contract (4)	—	106	—	106
Total financial liabilities	$—	$106	$—	$106
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
As of and For Years Ending December 31, 2024 and 2023
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
By entering into foreign currency forward contracts, the Company is exposed to a potential credit risk that the counterparty to its contracts will fail to meet its contractual obligations. If a counterparty fails to perform, the Company’s maximum credit risk exposure would be the positive fair value of the foreign currency forward contracts, or any asset balance, which represents the amount the counterparty owes to the Company. In order to mitigate the counterparty risk, the Company performs an evaluation of its counterparty credit worthiness, and its forward contracts have a term of no more than 18 months. For the years ended December 31, 2024, 2023 and 2022, the Company recorded net unrealized losses of $0.8 million, net unrealized gains of $1.6 million, and net unrealized losses of $1.5 million, respectively, within interest income and other income, net in its consolidated statements of operations, related to mark-to-market adjustments on its undesignated foreign currency forward contacts.
There were no Convertible Notes outstanding as of December 31, 2024. Previously, Convertible Notes were recorded within long-term debt on the Company’s consolidated balance sheets at their carrying value, which may have differed from their fair value. The fair value of Convertible Notes was estimated using external pricing data, including any available market data for other debt instruments with similar characteristics. The following table summarizes the carrying value and the estimated fair value of the Company’s Convertible Notes as of December 31, 2023, based on Level II measurements of the fair value hierarchy:

	December 31, 2023
	Carrying Value	Estimated Fair Value

Convertible Notes	$118,000	$95,958

8. Leases
The Company’s operating leases are primarily composed of office facilities and equipment leases. In addition, the Company has certain service agreements relating to managed data center facilities, which are accounted for as operating leases. The Company’s leases expire on various dates through 2032. Certain of the Company’s lease contracts contain lease and non-lease components, requiring the Company to pay for other operating expenses, which may be fixed or variable, such as taxes, common area maintenance, utilities and insurance and contain renewal and escalation clauses. The Company’s leases generally do not contain any material restrictive covenants. The Company’s options to extend or terminate a lease are not included in the lease terms, unless the Company is reasonably certain it will exercise that option.
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

The following table summarizes assets and liabilities related to the Company’s operating and finance leases:

	Consolidated Balance Sheet Location	December 31, 2024	December 31, 2023
		(In thousands)
Lease assets
Operating leases	Operating lease right-of-use assets, net	$15,047	$12,145
Finance leases	Property, equipment and capitalized software, net	—	226
Total lease assets		$15,047	$12,371

Lease liabilities
Current liabilities:
Operating leases	Accrued and other current liabilities	$4,033	$3,684
Finance leases	Accrued and other current liabilities	—	254

Non-current liabilities:
Operating leases	Operating lease liabilities, non-current	11,783	9,217
Total lease liabilities		$15,816	$13,155
The following table presents the components of the Company’s total lease expense:

		Twelve Months Ended December 31,
	Consolidated Statements of Operations Location	2024	2023	2022
		(In thousands)
Operating lease cost
Fixed lease costs	Cost of revenue and operating expenses	$5,130	$4,453	$4,309
Variable lease costs	Operating expenses	328	207	136
Short-term lease costs	Cost of revenue and operating expenses	552	578	564
Sublease income	Other income	(159)	—	—
Finance lease cost:
Depreciation	Cost of revenue	226	1,632	2,962
Interest	Interest expense	3	83	259
Total lease cost		$6,080	$6,953	$8,230
As of December 31, 2024, the maturities of the Company’s lease liabilities under operating leases were as follows:

Year	Operating Leases
(In thousands)
2025	$5,314
2026	4,426
2027	3,772
2028	2,438
2029	1,991
Thereafter	1,600
Total minimum payments required	$19,541
Less: imputed interest	(3,725)
Total present value of lease liabilities	$15,816

The following table summarizes weighted-average lease terms and discount rates for the Company’s leases:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)
Operating leases	4.40 years	4.07 years
Finance leases	—	0.21 years
Weighted-average discount rate
Operating leases	9.68%	7.30%
Finance leases	—	7.30%
Supplemental cash flow information related to the Company’s leases is as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(In thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows from operating leases	$5,092	$4,297	$4,246
Cash flows from finance leases	$263	$1,830	$3,190
New operating lease assets obtained in exchange for new lease obligations	$6,917	$5,061	$1,247
9. Long-Term Debt
Commitment Letter
In connection with the entry into the Share Purchase Agreement, pursuant to which the Company agreed to acquire all of the issued and outstanding share capital of Teads (see Note 2), the Company entered into a debt commitment letter, dated August 1, 2024 (the “Commitment Letter”), with Goldman Sachs Bank USA, Jefferies Finance LLC and Mizuho Bank, LTD (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties committed to provide (i) a $100 million senior secured revolving credit facility and (ii) a senior secured bridge facility in an aggregate principal amount of up to $750 million. Under the terms of the Commitment Letter, the bridge facility could be used to fund the cash consideration for the Acquisition and to pay related fees and expenses, and up to $20 million of the new secured revolving credit facility could be used to fund a portion of the cash consideration for the Acquisition and to pay fees and expenses related thereto, and would otherwise be available, for working capital and general corporate purposes. The obligation of the Commitment Parties to provide the contemplated financings was subject to a number of customary conditions contained in the Commitment Letter, including the execution of definitive debt financing documentation contemplated by the Commitment Letter and the Acquisition being consummated substantially contemporaneously with the initial funding of the bridge facility. As of December 31, 2024, there were no outstanding borrowings under the bridge facility. As of December 31, 2024, the Company had recorded $1.5 million of deferred financing costs associated with the bridge facility, which were amortized over the expected period until permanent financing was in place.
On February 3, 2025 (the “Credit Facilities Closing Date” or “Acquisition Closing Date”), in connection with the completion of the Acquisition, Outbrain and its wholly-owned subsidiary, OT Midco Inc. (“Midco”), entered into a credit agreement among the Company, Midco, the additional borrowers party thereto from time to time, Goldman Sachs Bank USA, as sole administrative agent and swingline lender, U.S. Bank Trust Company, National Association, as the collateral agent, and the lenders, issuing banks and arrangers party thereto from time to time (the “Credit Agreement”) providing for (a) a super senior secured revolving credit facility in an aggregate principal amount of $100.0 million (the “2025 Revolving Facility”) and (b) a senior secured bridge term loan credit facility in an aggregate principal amount of $625.0 million (the “Bridge Facility” and, together with the 2025 Revolving Facility, the “Credit Facilities”). See Note 16 for information relating to the Credit Agreement, the Company’s Midco subsidiary’s borrowing of $625.0 million aggregate principal amount under the Bridge Facility to finance the Acquisition consideration and transaction fees, costs and expenses costs relating to the Acquisition and the subsequent refinancing of the bridge facility with the 10.000% senior secured notes due 2030.

Convertible Notes
As of December 31, 2023, the Company had $118.0 million principal amount of Convertible Notes outstanding, pursuant to an indenture, dated as of July 27, 2021 (the “Indenture”), between the Company and The Bank of New York Mellon, as trustee. Interest on the Convertible Notes was payable semi-annually in arrears on January 27 and July 27 of each year, beginning on January 27, 2022, at a rate of 2.95% per year. The initial conversion rate for the Convertible Notes was 40 shares of the Common Stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of $25 per share of the Common Stock), subject to adjustment. The Convertible Notes were scheduled to mature on July 27, 2026, unless earlier converted, redeemed, or repurchased. During 2024 and 2023, the Company repurchased all of the outstanding Convertible Notes, as further described below. Following the closing of the repurchases, the repurchased notes were cancelled by the Trustee, and there were no Convertible Notes outstanding as of December 31, 2024.
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
On September 19, 2024, the Company repurchased the remaining $118.0 million aggregate principal amount of the Convertible Notes via a privately negotiated repurchase agreement with Baupost, for approximately $109.7 million in cash, including accrued interest, representing a discount of approximately 7.5% to the principal amount of the repurchased notes. As a result, the Company recorded a pre-tax gain of approximately $8.8 million within gain on convertible debt in the Company’s consolidated statement of operations for the twelve months ended December 31, 2024.
The Company was not required to bifurcate the embedded conversion feature and the Convertible Notes were not issued with a substantial premium. As such, the Company accounted for the Convertible Notes as a liability under the no proceeds allocated model, and calculated earnings per share using the “if-converted” method.
Revolving Credit Facility
The Company’s First Amendment to the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, a division of First Citizens Bank & Trust Company (the “Facility”), was terminated on February 3, 2025 in connection with entry into the Credit Facilities. While outstanding, the Facility provided, subject to borrowing availability and certain other conditions, for revolving loans in an aggregate principal amount of up to $75.0 million, with a $15.0 million sub-facility for letters of credit. The Company’s borrowing availability under the Facility was calculated by reference to a borrowing base which was determined by specified percentages of eligible accounts receivable. The Facility was scheduled to terminate on November 2, 2026.
Outstanding loans under the Facility, as amended, accrued interest, at the Company’s option based upon borrowing availability under the Facility, at a rate equal to either (a) a base rate minus an applicable margin ranging from 1.5% to 1.0% per annum or (b) SOFR plus an applicable margin of 1.5% to 2.0% per annum, subject to a SOFR adjustment ranging from 0.10% to 0.15%, depending on the length of the borrowing. The undrawn portions of the commitments under the 2021 Facility were subject to a commitment fee at a rate ranging from 0.20% per annum to 0.30% per annum, based upon borrowing availability under the 2021 Facility.

The Facility contained representations and warranties, including, without limitation, with respect to collateral; accounts receivable; financials; litigation, indictment and compliance with laws; disclosure and no material adverse effect, each of which is a condition to funding. Additionally, the Facility included events of default and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, without limitation, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, restricted payments and prepayment of the previously outstanding Convertible Notes and of junior indebtedness. The Facility contained a financial covenant that requires, in the event that credit extensions under the Facility equaled or exceeded 85% of the available commitments under the Facility or upon the occurrence of an event of default, the Company to maintain a minimum consolidated monthly fixed charge coverage ratio of 1.00. The obligations of the Company and the other subsidiary co-borrowers under the Facility were secured by a first-priority lien on substantially all the assets of the Company and such other subsidiary co-borrowers.
The Company was in compliance with all of the financial covenants under the Facility as of December 31, 2024 and December 31, 2023. As of December 31, 2024 and December 31, 2023, the Company had no borrowings outstanding under the Facility and its available borrowing capacity was $58.1 million and $75.0 million, respectively, based on the defined borrowing formula. Other assets in the Company’s consolidated balance sheets as of December 31, 2024 and December 31, 2023 included remaining deferred financing costs of $0.2 million and $0.3 million, respectively.
See Note 16 for additional information related to the Company’s termination of the 2021 Credit Facility and its entry into the new super senior secured revolving credit facility in an aggregate principal amount of $100.0 million on February 3, 2025, in connection with the Acquisition.
10. Income Taxes
The components of income (loss) before income taxes and the provision for income taxes are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
United States	$(36,653)	$16,837	$(11,707)
Foreign	38,357	(482)	(6,866)
Income (loss) before provision for income taxes	$1,704	$16,355	$(18,573)

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Current provisions for income taxes:
Federal	$1,566	$5,177	$—
State	(302)	57	744
Foreign	6,246	5,191	9,117
Total current provision for income taxes	7,510	10,425	9,861
Deferred tax benefit:
Federal	(2,570)	(2,427)	(792)
State	(186)	446	(1,153)
Foreign	(2,339)	(2,331)	(1,908)
Total deferred tax benefit	(5,095)	(4,312)	(3,853)
Provision for income taxes	$2,415	$6,113	$6,008

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2024 and 2023

The reconciliation of the statutory federal income tax and the Company’s effective income tax is as follows:

	Year Ended December 31,
	2024	2023	2022
Tax at statutory federal rate	21.0%	21.0%	21.0%
State tax—net of federal benefit	(10.1)%	2.4%	1.7%
Foreign withholding taxes	0.5%	1.8%	(2.0)%
Foreign rate differential (1)	81.5%	12.5%	(11.8)%
Stock compensation and other permanent items	83.4%	7.0%	(5.1)%
Tax impacts of intercompany sale of assets	(21.6)%	—%	—%
Transaction costs	146.4%	—%	—%
Tax rate change	7.6%	1.6%	(0.1)%
Uncertain tax positions	(142.1)%	6.5%	(22.0)%
Change in valuation allowance	(141.1)%	4.2%	(13.6)%
Global intangible low-taxed income and Subpart F inclusion	1.9%	4.4%	—%
Foreign-derived intangible income deduction	(39.0)%	(12.6)%	—%
Foreign tax credits	(60.9)%	(6.1)%	—%
Capital loss carryforwards	65.9%	—%	—%
Return to provision adjustments	153.7%	(5.1)%	(0.4)%
Other	(5.4)%	(0.2)%	—%
Effective tax rate	141.7%	37.4%	(32.3)%
_______________________________
(1) Primarily relates to higher tax rates relating to certain of the Company’s European operations.
Deferred taxes are the result of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities as of December 31, 2024 and 2023 were comprised of the following:

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$10,197	$12,500
Foreign tax credit carryforwards	2,530	1,492
Capital loss carryforwards	2,286	3,390
Stock-based compensation	2,106	1,578
Accruals, reserves, and other	6,964	5,433
Senior notes interest & deferred financing fees	330	4,872
Capitalization of research and development costs	29,561	24,257
Allowance for credit losses	1,477	2,565
Gross deferred tax assets	55,451	56,087
Valuation allowance	(13,904)	(16,309)
Total deferred tax assets	41,547	39,778
Deferred tax liabilities:
Intangible assets and capitalized software	(2,275)	(5,399)
Total deferred tax liabilities	(2,275)	(5,399)
Net deferred tax assets	$39,272	$34,379

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2024 and 2023

The Company regularly assesses the need for the valuation allowance on its deferred tax assets, and to the extent that it determines that an adjustment is needed, such adjustment will be recorded in the period that the determination is made.
During 2024, 2023 and 2022, weighing all of the evidence with regard to the Company’s regular assessment of the need for a valuation allowance on its deferred tax assets, the Company determined that the positive evidence, particularly the evidence that was objectively verifiable, continued to outweigh the negative evidence. However, upon evaluating its forecasted state taxable income, the Company increased its valuation allowance against state net operating loss carryforwards by $0.3 million and $0.5 million as of December 31, 2024 and 2023, respectively. As of each reporting date, the Company will continue to consider existing evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. It is possible that the valuation allowance could change in the next 12 months.
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the Company recorded a valuation allowance of $13.9 million and $16.3 million against certain deferred tax assets as of December 31, 2024 and December 31, 2023, respectively. The net valuation allowance decreased by $2.4 million and increased by $0.7 million for the years ended December 31, 2024 and 2023, respectively, as compared to the prior year period.
As of December 31, 2024 and 2023, the Company had U.S. federal net operating loss carryforwards of $2.5 million and $2.7 million, respectively. The federal net operating loss carryforwards will expire at various amounts beginning in the year ending December 31, 2032, if not utilized. Utilization of the net operating losses remaining as of December 31, 2024 is subject to an annual limitation provided for in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and any annual limitation could result in the expiration of net operating loss carryforwards before utilization.
As of December 31, 2024 and 2023, the Company had state net operating loss carryforwards of $122.1 million and $116.0 million, respectively. State net operating losses will expire at various amounts beginning in the year ending December 31, 2025, if not utilized. As of December 31, 2024 and 2023, the Company had U.K. foreign tax credits of $2.1 million and $1.1 million, respectively, which can be carried forward indefinitely. As of December 31, 2024 and 2023, the Company also had U.S. foreign tax credits of $0.4 million, which can be carried forward for 10 years.
As of December 31, 2024, we plan to either reinvest indefinitely our earnings from our foreign subsidiaries or repatriate them tax neutrally. We are in process of evaluating our cash requirements post-Acquisition. If future earnings are repatriated and we are unable to do it in a tax neutral manner, we may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and income taxes.

The Company has evaluated the potential impact of the Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two Global Minimum Tax framework, which introduces a global minimum tax rate of 15% for multinational enterprises. Based on this evaluation, and the legislation currently enacted globally, the Company does not anticipate any material impact on its consolidated financial statements at this time. The Company has determined that it meets the transitional Country-by-Country Reporting (CbCR) safe harbor tests in all jurisdictions where it operates, and as a result, does not expect to be subject to any top-up tax under the OECD Pillar Two rules for the 2024 fiscal year.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which among other things implements a 15% minimum tax on adjusted financial statement income of certain large corporations and a 1% excise tax on net stock repurchases. This legislation did not have a material impact on the Company’s consolidated results of operations in 2024 and 2023.
In addition, a provision enacted as part of the 2017 Tax Cuts & Jobs Act requires companies to capitalize certain research and experimental expenditures for tax purposes in tax years beginning after December 31, 2021. As a result, as of December 31, 2024, the Company’s U.S. federal net operating losses have been fully utilized, with the exception of the $2.5 million subject to the annual limitation provided under Section 382 of the Code, which resulted in higher cash taxes and lower effective tax rate due to a deduction related to foreign-derived intangible income.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2024 and 2023

Unrecognized Tax Benefits
The activity related to the gross amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Beginning balance	$8,423	$7,352	$3,272
Decreases due to tax settlements	(5,395)	—	(464)
Decreases due to expirations of statutes of limitations	(120)	(699)	(93)
Additions based on tax positions related to prior year	3,094	1,612	1,617
Additions based on tax positions related to current year	—	158	3,020
Ending balance	$6,002	$8,423	$7,352
If recognized, the Company’s gross unrecognized tax benefits would not have a material impact on its effective tax rate for the year ended December 31, 2024. While it is often difficult to predict the outcome of any particular uncertain tax position, the Company believes it is reasonably possible that its unrecognized tax benefits will decrease by approximately $0.3 million during the next 12 months, primarily due to the expiration of statute of limitations. The Company further expects that the amount of unrecognized tax benefits will continue to change in the future as a result of ongoing operations, the outcomes of audits, and the expiration of the statute of limitations. This change is not expected to have a significant impact on the Company’s results of operations or financial condition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax provision (benefit). As of December 31, 2024, the Company recognized $0.1 million of accrued interest and penalties, which are reflected in the table above. Accrued interest and penalties recognized for the year ended December 31, 2023 were de minimis.
The Company is subject to taxation in the United States, various states, and several foreign jurisdictions. The Company establishes reserves for open tax years for uncertain tax positions that may be subject to challenge by various taxing authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate. United States and foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years. However, the statute of limitations does not begin for years that a net operating loss carryforward was generated until the loss is applied against taxable income. In that scenario, the taxing authority can only make adjustments in the original loss year to the extent of the net operating loss. The open audit years are 2013 through 2024 in the U.S., 2023 through 2024 in U.K, and 2020 through 2024 in Israel. The Company is currently under audit for 2021 in the U.S. and for 2018-2021 in Germany.
11. Commitments and Contingencies
Share Purchase Agreement
As of December 31, 2024, the Company had a commitment pursuant to its August 1, 2024 agreement with Altice Teads to acquire all of the issued and outstanding share capital of Teads. The transaction closed on February 3, 2025. See Notes 2, 9 and 16 for additional information.

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

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2024 and 2023
12. Stockholders’ Equity
The Company’s certificate of incorporation, as amended and restated in July 2021, provides the Company with the authority to issue up to 1.1 billion shares, comprised of 1.0 billion shares of Common Stock and 0.1 billion shares of $0.001 par value preferred stock. Each holder of Common Stock is entitled to one vote with respect to each share of Common Stock and is entitled to dividends, if and when declared by the Company’s Board of Directors (the “Board”), subject to preferential rights of preferred stockholders.

Share Repurchases
On December 14, 2022, the Board approved a new share repurchase program, authorizing the Company to repurchase up to $30 million of Common Stock, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The repurchase program may be commenced, suspended, or terminated at any time by the Company at its discretion without prior notice. As of December 31, 2024, the remaining repurchase availability under the Company’s $30 million share repurchase program was $6.6 million, reflecting repurchases of 1,410,001 shares for $5.8 million in 2024 and repurchases of 3,729,462 shares with a fair value of $17.8 million in 2023. Commission costs associated with share repurchases and excise taxes accrued as a result of the Inflation Reduction Act of 2022 do not reduce the remaining authorized amount under the repurchase programs.
During 2022, the Company repurchased 6,389,129 shares with a fair value of $30.2 million, including commissions, under its prior $30 million share repurchase program authorized in February 2022.
In addition to its publicly announced programs, the Company periodically withholds shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of the Company’s equity incentive plans and the underlying award agreements. During 2024, 2023 and 2022, the Company withheld 162,157 shares, 163,265 shares, and 245,465 shares, respectively, with a fair value of $0.8 million, $0.8 million, and $2.5 million, respectively, to satisfy the minimum employee tax withholding obligations.
Accumulated Other Comprehensive Loss
The following table details the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax:

	Foreign Currency Translation Loss	Unrealized (Loss) Gain on Investments in Marketable Securities(1)	Total Accumulated Other Comprehensive Loss
Balance–January 1, 2022	$(4,474)	$—	$(4,474)
Other comprehensive income, net of tax	(3,870)	(1,569)	(5,439)
Balance–December 31, 2022	(8,344)	(1,569)	(9,913)
Other comprehensive (loss) income before reclassifications, net of tax	(695)	1,136	441
Realized losses from sales of investments in marketable securities reclassified to earnings, net of tax	—	420	420
Other comprehensive (loss) income, net of tax	(695)	1,556	861
Balance–December 31, 2023	(9,039)	(13)	(9,052)
Other comprehensive (loss) income before reclassifications, net of tax	(504)	345	(159)
Realized gains from sales of investments in marketable securities reclassified to earnings, net of tax	—	(269)	(269)
Other comprehensive (loss) income, net of tax	$(504)	$76	$(428)
Balance–December 31, 2024	$(9,543)	$63	$(9,480)
(1) The tax effects related to unrealized gains (losses) on investments in marketable securities was immaterial in 2024 and was $(0.4) million and $0.5 million, respectively, 2023 and 2022. The tax effects associated with the realized gains (losses) on

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2024 and 2023

investments in marketable securities were not material in 2024 and 2023. There were no amounts reclassified from AOCI to earnings in 2022.
13. Stock-based Compensation
Equity Incentive Plans
In July 2021, the Board and the Company’s stockholders approved the 2021 Long-Term Incentive Plan (the “2021 Plan”), which may be used to grant, among other award types, stock options, RSUs and PSUs. The number of shares of Common Stock reserved for future issuance under the 2021 Plan will be increased pursuant to provisions for annual automatic evergreen increases. The Company’s previous awards issued under its 2007 Omnibus Securities and Incentive Plan, as amended and restated on January 21, 2009 (the “2007 Plan”), remain subject to the 2007 Plan. As of December 31, 2024, 5,299,937 and 1,517,344 shares were available for grant under the 2021 Plan and the 2007 Plan, respectively. The Company generally issues new shares for stock option exercises and vesting of RSUs.
The Company recognizes stock-based compensation expense for stock-based awards based on the estimated fair value of the awards, as further described below, and accounts for forfeitures as they occur. The following table summarizes stock-based compensation expense recognized in the Company’s consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Research and development	$3,360	$2,971	$2,355
Sales and marketing	5,401	4,587	4,938
General and administrative	6,700	4,583	4,367
Total stock-based compensation	$15,461	$12,141	$11,660
Tax benefit related to stock-based compensation expense	$2,326	$1,727	$1,560

During the years ended December 31, 2024, 2023 and 2022, approximately $0.6 million, $0.6 million and $0.9 million, respectively, of stock-based compensation expense was capitalized by the Company as part of capitalized software development costs within property, equipment and capitalized software, net.
Stock Options
The following table summarizes stock option activity for the year ended December 31, 2024:

	Stock Options
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Options (In thousands)
Outstanding — December 31, 2023 (1)	2,409,553	$9.17	3.73	$—
Expired/forfeited (1)	(717,034)	$7.96
Outstanding — December 31, 2024	1,692,519	$9.68	3.04	$—
Exercisable — December 31, 2024	1,692,133	$9.68	3.04	$—
(1) December 31, 2023 balance includes 2,861 stock appreciation rights (SARs) with a weighted average excise price of $7.67, which expired in September 2024.
There were no new stock options granted in 2024, 2023 or 2022 and there were no stock options exercised in 2024 and 2023. The aggregate intrinsic value of options exercised in 2022 was $3.0 million. As of December 31, 2024, the remaining unrecognized stock-based compensation related to unvested stock options was immaterial.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2024 and 2023

Restricted Stock Units
The following table summarizes RSU activity for the year ended December 31, 2024:

	RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding—December 31, 2023	3,417,083	$6.90
Granted	2,778,945	$4.57
Vested	(1,935,754)	$6.88
Forfeited	(461,760)	$6.01
Outstanding—December 31, 2024	3,798,514	$5.31
The fair values of service-based RSUs are based on the fair value of the Common Stock on the date of grant. The weighted-average grant-date fair value for restricted stock units granted in 2024, 2023 and 2022 was $4.57, $4.81 and $8.98, respectively. As of December 31, 2024, the unrecognized stock-based compensation cost related to unvested RSUs was $19.2 million, which is expected to be recognized over a weighted average period of 2.50 years.
Performance Stock Units

The following table summarizes PSU activity for the year ended December 31, 2024:

	PSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding—December 31, 2023	90,000	$4.82
Granted	1,136,600	$2.86
Vested	—	$—
Forfeited	—	$—
Outstanding—December 31, 2024	1,226,600	$3.01
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
The Company uses a Monte Carlo simulation, which uses subjective assumptions and simulates multiple stock price paths of the Common Stock to determine the fair value of market-based PSUs on the date of grant. Compensation expense is recognized using an accelerated attribution method over the greater of the derived service periods and explicit quarterly service periods. Compensation expense, net of forfeitures, is recorded regardless of whether the market condition will be ultimately satisfied.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2024 and 2023

The following assumptions are used to estimate the fair value of the Company’s market-based PSUs:

Year Ended December 31, 2024
Weighted average grant date fair value	$2.86
Expected volatility	60.68%
Risk-free rate	4.53%
Expected dividend yield	—
As of December 31, 2024, the unrecognized stock-based compensation cost related to unvested PSUs was $1.8 million, which is expected to be recognized over a weighted average period of 1.07 years.
Stock-Based Awards Granted Outside of Equity Incentive Plans
Warrants
The Company issued equity classified warrants to purchase shares of the Common Stock to certain third-party advisors, consultants and financial institutions. The remaining warrants expire in 2026.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Outstanding Warrants (In thousands)

Outstanding—December 31, 2023	188,235	$7.57	1.37	$—
Warrants expired	(139,706)	7.65	—	—
Outstanding and exercisable—December 31, 2024	48,529	$7.34	1.75	$—
Employee Stock Purchase Plan
In July 2021, the Board and the Company’s stockholders approved a new 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the closing of the Company’s IPO. A total of approximately 2,849,545 shares of the Common Stock have been reserved for issuance under the ESPP, which is subject to annual automatic evergreen increases. As of December 31, 2024, no shares have been purchased under the ESPP as it is not yet active.

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2024 and 2023
14. Net Income (Loss) Per Common Share
The following table presents the computation of the Company’s basic and diluted net income (loss) per share attributable to its Common Stockholders:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Numerator:
Basic and diluted:
Net (loss) income attributed to Common Stockholders - basic	$(711)	$10,242	$(24,581)
Adjustments related to convertible debt (1)	(4,825)	(13,930)	—
Net (loss) income attributable to Common Stockholders - diluted	$(5,536)	$(3,688)	$(24,581)

Denominator:
Basic weighted-average shares	49,321,301	50,900,422	55,615,385
Weighted average dilutive share equivalents:
Convertible debt (1)	3,388,055	6,064,877	—
Diluted weighted-average shares	52,709,356	56,965,299	55,615,385

Net (loss) income per share attributable to Common Stockholders:
Basic	$(0.01)	$0.20	$(0.44)
Diluted	$(0.11)	$(0.06)	$(0.44)
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
The following weighted-average shares have been excluded from the calculation of diluted net income (loss) per share attributable to Common Stockholders for each period presented because they are anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
Convertible debt	—	—	9,440,000
Options to purchase Common Stock	2,192,947	2,523,643	2,681,436
Warrants	172,159	188,235	188,235
Restricted stock units	3,939,256	3,275,430	2,785,510
Performance stock units	742,148	51,534	—
Total shares excluded from diluted net income (loss) per share	7,046,510	6,038,842	15,095,181
15. Segment and Geographic Information
The Company has one operating and reporting segment as the Company’s Chief Operating Decision Maker (“CODM”) reviews its performance and allocates resources based on its overall business operations with no distinct geographic or product lines that meet the criteria for separate segment reporting. The Company’s CODM is it’s Chief Executive Officer, David Kostman. The accounting policies applied to the segment are the same as those described in the summary of significant accounting policies.
The Company generates its revenue by operating a two-sided technology platform that drives business results by connecting media owners and advertisers with engaged audiences to drive business outcomes. The Company’s platform enables thousands of digital media owners to provide tailored experiences to their audiences, delivering audience engagement and monetization. For advertisers, the Company’s platform optimizes audience attention and engagement to deliver greater return on investment at

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2024 and 2023

each step of the marketing funnel. This segment constitutes 100% of the Company’s consolidated revenue and profit and is the primary focus of the Company’s management’s decision making regarding product development, marketing strategies and capital allocation.
The table below summarizes the results of operations that are provided to its CODM. As the Company has one reporting segment, net income is used as the measure of profit or loss to assess segment performance and allocate resources. The Company’s asset information is not regularly provided to the Company’s CODM.

	Year Ended December 31,
	2024	2023	2022

Revenue from external customers	$889,875	$935,818	$992,082
Less:
Traffic acquisition costs	653,731	708,449	757,321
Personnel-related costs	133,267	130,545	144,614
Merger and acquisition costs	14,256	—	2,515
Depreciation and amortization	19,479	20,702	26,919
Marketing and advertising expenses	9,736	9,806	10,567
Other segment expenses (1)	72,044	74,955	63,694
Gain on convertible debt	(8,782)	(22,594)	—
Interest expense	3,649	5,393	7,625
Interest income and other income, net	(9,209)	(7,793)	(2,600)
Provision for income taxes	2,415	6,113	6,008
Segment and consolidated net (loss) income	$(711)	$10,242	$(24,581)
_________________________
(1)Other segment expenses primarily consist of hosting and data services, office and related expenses, other professional fees, provision for credit losses, non-income taxes and other expenses.

The following table represents total revenue based on where the Company’s marketers are physically located:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
USA	$248,951	$286,039	$330,333
Europe, the Middle East and Africa (EMEA)	541,354	552,621	553,051
Other	99,570	97,158	108,698
Total revenue	$889,875	$935,818	$992,082

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2024 and 2023

The Company’s long-lived assets by geographic location, which are comprised of property, equipment and capitalized software, net and operating lease right-of-use assets, net are summarized below:

	December 31,
	2024	2023
	(In thousands)
USA	$46,037	$44,466
EMEA	13,415	9,685
Other	845	455
Total long-lived assets, net	$60,297	$54,606

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2024 and 2023

16. Subsequent Events

Acquisition of Teads

On February 3, 2025, the Company, Altice Teads S.A. and Teads entered into the SPA Amendment, which revised certain terms of the Share Purchase Agreement entered into by the parties on August 1, 2024, pursuant to which the Company had agreed to acquire all of the issued and outstanding equity interests of Teads from Altice Teads (see Note 2 for more information). Under the SPA Amendment, the cash consideration to be paid at the closing of the Acquisition was reduced to $625 million, subject to certain customary adjustments, and the number of shares of Common Stock to be paid as consideration was increased to 43.75 million. The SPA amendment also eliminated the creation and issuance of the Preferred Stock as consideration in the Acquisition and eliminated the Deferred Payment, with each of the parties agreeing to make changes to the forms of Stockholder Agreement and Registration Rights Agreement to reflect these eliminations. The Company will appoint two additional new directors to its Board of Directors, as required by the SPA.

The Company completed the acquisition of Teads effective on February 3, 2025 for an aggregate acquisition day consideration of approximately $0.9 billion, subject to certain customary adjustments, as described above. Following the closing, the Seller owns approximately 46.6% of the Company’s issued and outstanding shares of Common Stock.

This transaction will be accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting and Outbrain has been determined to be the accounting acquirer. The Company is in the process of preparing the detailed valuation necessary to complete the purchase price allocation.
Restructuring Plan
On February 3, 2025, in connection with the completion of the Acquisition, Outbrain announced a restructuring plan (the “Plan”), as part of its efforts to streamline operations and reduce duplication of roles. The plan involves a reduction in workforce of approximately 15%. Outbrain estimates that it will incur approximately $20 million to $25 million in charges in connection with the Plan, of which approximately $18 million to $24 million is expected to be incurred in 2025. These charges will consist primarily of severance and related payments.
The actions associated with the employee restructuring under the Plan were initiated in February, expected to be implemented in large part by the second quarter of 2025 and completed by the first quarter of 2026. The estimates of the charges and expenditures that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions, and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Plan.
Credit Agreement
On February 3, 2025, Outbrain and Midco entered into the Credit Agreement. The Credit Agreement established the Credit Facilities, including the Bridge Facility. The Bridge Facility had a maturity date of February 2, 2026, which could be extended under some circumstances.
On the Credit Facilities Closing Date, Midco borrowed $625 million in aggregate principal amount under the Bridge Facility (the “Bridge Loans”). The proceeds of the Bridge Loans were used to finance the consideration of the Acquisition and to pay related transaction fees, costs and expenses. As discussed below, on February 11, 2025, the Company issued senior secured notes to repay in full and cancel indebtedness under the Bridge Facility.
The Bridge Loans bore interest, at the Company’s option, at (a) a secured overnight financing rate (“Term SOFR”), subject to a “zero” floor, plus an interest rate margin of 4.75% per annum or (b) an alternate base rate plus an interest rate margin of 3.75% per annum, in each case subject to an increase by 0.50% on each three-month anniversary of the Credit Facilities Closing Date. In addition, for so long as any Bridge Loans remained outstanding, the Bridge Facility accrued a duration fee equal to 0.25% of the aggregate principal amount of outstanding Bridge Loans.
Loans under the 2025 Revolving Facility (the “Revolving Loans”) will bear interest, at the Company’s option, at (x) Term SOFR, subject to a “zero” floor, plus an interest rate margin of 4.25% per annum or (y) an alternate base rate plus an interest

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2024 and 2023

rate margin of 3.25% per annum. In addition, the 2025 Revolving Facility accrues an unused commitment fee at a rate ranging from 0.375% to 0.50%, depending on the Company’s senior secured net leverage ratio, as set forth in the Credit Agreement.
The 2025 Revolving Facility may be used for working capital and other general corporate purposes of the Company and its subsidiaries. Up to $10.0 million of the 2025 Revolving Facility is available in the form of letters of credit and up to $20.0 million of the 2025 Revolving Facility is available in the form of swingline loans. The Company may seek incremental commitments under the 2025 Revolving Facility from lenders or other financial institutions up to an aggregate principal amount equal to the greater of $62.5 million and 25% of the Company’s EBITDA (as defined in the Credit Agreement). The Revolving Facility lenders will not be under any obligation to provide any such incremental commitments, and any such increase in commitments will be subject to certain customary conditions precedent.
Additional wholly-owned subsidiaries of the Company organized in certain jurisdictions may become borrowers under the 2025 Revolving Facility from time to time. The Credit Facilities are senior secured obligations of the Company, Midco and the Credit Facilities Guarantors (as defined below), provided, that, with respect to the application of proceeds from enforcement or distressed disposals of collateral, the 2025 Revolving Facility will rank super senior to other senior secured indebtedness of the Company, Midco and the Credit Facilities Guarantors (as defined below), including the Bridge Facility.

The Bridge Loans and the Revolving Loans are not subject to scheduled amortization payments. The Company may voluntarily prepay loans under the Credit Facilities and reduce commitments under the Revolving Facility at any time without premium or penalty (subject to breakage costs).

The Company’s obligations as borrower under the 2025 Revolving Facility are initially (a) guaranteed, jointly and severally, fully and unconditionally, on a senior secured basis, by the Company, Midco and each of the Company’s wholly-owned material subsidiaries organized in the United States and certain other jurisdictions, as specified in the Credit Agreement (such subsidiaries, the “Credit Facilities Guarantors”), and (b) secured by a lien on substantially all assets of the Company, Midco and the Credit Facilities Guarantors (subject to customary exceptions, and subject to other prior ranking liens permitted by the Credit Agreement). The obligations of the Company, Midco and any additional borrower under the Credit Facilities will continue to be guaranteed by, and secured by a lien on substantially all assets of, subsidiaries of the Company that, together with the borrowers, in the aggregate, directly account for 80% of the consolidated EBITDA and total assets of the Company and its subsidiaries, subject to certain limitations set forth in the Credit Agreement.
The Credit Facilities include a number of affirmative and negative covenants, that among other things, will restrict, subject to certain exceptions, the Company’s ability and the ability of the Company’s restricted subsidiaries to: incur or guarantee additional indebtedness; pay dividends on, redeem or repurchase our capital stock; make certain other restricted payments and investments; create or incur certain liens; impose restrictions on the ability of subsidiaries to pay dividends or other payments to the Company; transfer or sell certain assets; merge or consolidate with other entities; and enter into certain transactions with affiliates.
The Credit Agreement includes a customary springing financial covenant with respect to the 2025 Revolving Facility that will require the Company and its restricted subsidiaries to comply with a maximum senior secured net leverage ratio from and after the fiscal quarter ending September 30, 2025, in the event that utilization under the 2025 Revolving Facility exceeds 40%.

The Credit Agreement contains customary events of default, including, among other things, payment default, cross default, judgment default and certain provisions related to bankruptcy events, subject to cure and grace periods in certain cases. If an event of default occurs under the Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
Termination of the 2021 Facility
On February 3, 2025, in connection with the Company’s entry into the Credit Agreement described above, the Company terminated the 2021 Facility dated as of November 2, 2021, by and among the Company, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, Zemanta Holding USA Inc. and Zemanta Inc.
Senior Secured Notes
On February 11, 2025, Midco completed a private offering (the “Offering”) of $637.5 million in aggregate principal amount of 10.000% senior secured notes due 2030 (the “Notes”) at an issue price of 98.087% of the principal amount thereof in a transaction exempt from registration under the Securities Act of 1933, as amended. The Notes bear interest from February 11,

OUTBRAIN INC.
Notes to Consolidated Financial Statements
As of and For Years Ending December 31, 2024 and 2023

2025 at an annual rate of 10.000%, payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2025. The Notes will mature on February 15, 2030. The Notes are guaranteed, jointly and severally on a secured, unsubordinated basis by Outbrain and each existing and future wholly-owned subsidiary of Outbrain that becomes a borrower, issuer or guarantor under Outbrain’s super senior secured revolving credit facility. The Notes are also secured by first-priority lien over (i) all or substantially all assets of Midco, Outbrain and Teads Australia PTY Ltd, a subsidiary of Outbrain in Australia, and (ii) certain assets of some of the other direct and indirect subsidiaries of Outbrain in England and Wales, Canada, Germany, Mexico, Singapore, Switzerland, Luxembourg, Japan, Italy, France and Israel.
The proceeds from the Offering were used, together with cash on hand, to repay in full and cancel the indebtedness incurred under the Bridge Facility, including accrued and unpaid interest thereon, that was used to finance and pay costs related to the Acquisition, as well as pay fees and expenses incurred in connection with the Offering and the Bridge Facility refinancing.
OT Midco may redeem the Notes in whole or in part at any time prior to February 15, 2027 at a redemption price equal to 100.000% of the principal amount thereof plus a ‘‘make-whole’’ premium set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. OT Midco may redeem the Notes in whole or in part, on or after February 15, 2027, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, prior to February 15, 2027, OT Midco may redeem up to 40% of the Notes with the proceeds of certain equity offerings, at a redemption price equal to 110.000% of the principal amount redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. During each of the two successive twelve-month periods commencing on the Closing Date and ending on February 15, 2027, OT Midco will have the option to redeem up to 10% of the aggregate principal amount of Notes at a redemption price equal to 103.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Upon certain change of control events, the holders of the Notes may require OT Midco to repurchase all or a portion of the Notes at a purchase price of 101.000% of their principal amount plus accrued and unpaid interest, if any, to, but excluding the date of purchase. In addition, subject to certain conditions and limitations, OT Midco must, within 30 days after Outbrain’s delivery of its annual report, with respect to Outbrain’s fiscal years ending December 31, 2025 and 2026, apply an amount equal to the Excess Cash Flow Amount (as defined in the Indenture) to make an offer to purchase outstanding Notes at a price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to but excluding the date of purchase.
The terms of the Indenture, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur or guarantee additional indebtedness or issue preferred stock, (ii) pay dividends or make other restricted payments; (iii) make certain investments, (iv) transfer and sell assets, (v) create or incur certain liens, (vi) engage in certain transactions with affiliates and (vii) consolidate or merge or transfer all or substantially all of the Company’s assets. These covenants are subject to a number of important exceptions and qualifications. The Indenture provides for customary events of default which include, among other things, (subject in certain cases to customary grace and cure periods) defaults based on (i) the failure to make payments under the Indenture when due, (ii) breach of covenants, (iii) acceleration of other material indebtedness, (iv) bankruptcy events and (v) material judgments. Generally, if an event of default occurs, the trustee or the holders of at least 30% in principal amount of the then outstanding Notes may declare all of the Notes to be due and payable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2024. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2024.
On February 3, 2025, we completed our acquisition of Teads. Outbrain was the accounting acquirer in the acquisition under U.S. GAAP and was subject to Section 404 of the Sarbanes-Oxley Act (“SOX”), while Teads, a privately held company, was not subject to Section 404 of SOX. For all filings under the Exchange Act after the acquisition of Teads, the historical financial statements of Outbrain for the period prior to the acquisition are and will be those of Outbrain. Teads’ financial results will be included in Outbrain’s financial statements for all periods subsequent to the acquisition, starting with our next quarterly report on Form 10-Q. As the acquisition was completed after December 31, 2024, Teads’ internal controls over financial reporting were not covered by our report on internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”
Item 9B. Other Information
During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to the directors and executive officers of the Company, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as required by this Item 10, will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2025 annual meeting of stockholders pursuant to Regulation 14A not later than 120 days after December 31, 2024 (the “2025 Proxy Statement”), and such information is incorporated herein by reference.
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
Item 11. Executive Compensation
Information relating to executive compensation and the Compensation Committee, as required by this Item 11, will be contained in the 2025 Proxy Statement, and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to certain beneficial ownership of certain stockholders and management, as well as certain other information required by this Item 12, will be contained in the 2025 Proxy Statement, and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to director independence and certain relationships and related transactions, as required by this Item 13, will be contained in the 2025 Proxy Statement, and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to fees paid to and services performed by KPMG LLP and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services, as required by this Item 14, will be contained in the 2025 Proxy Statement, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements	Page
Report of Independent Registered Public Accounting Firm	74
Consolidated Balance Sheets	75
Consolidated Statements of Operations	76
Consolidated Statements of Comprehensive Income (Loss)	77
Consolidated Statement of Stockholders' Equity	78
Consolidated Statements of Cash Flows	79
Notes to Consolidated Financial Statements	81
(a) (2) Financial Statement Schedules
None.
(a) (3) Exhibits
See the Exhibit Index of this Annual Report on Form 10-K

EXHIBIT INDEX

Exhibit No.	Description
2.1
Share Purchase Agreement, dated August 1, 2024, by and among Outbrain Inc., Altice Teads S.A. and Teads S.A., including the forms of Certificate of Designation, Stockholders Agreement and Registration Rights Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q filed with the SEC on August 8, 2024).

2.2
Amendment to the Share Purchase Agreement, dated February 3, 2025, by and among Outbrain Inc., Altice Teads S.A. and TEADS (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on February 3, 2025).

3.1	Twelfth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).
3.2*	Certificate of Correction to Twelfth Amended and Restated Certificate of Incorporation of the Company.
3.3	Amended and Restated Bylaws of the Company, as amended February 3, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on February 3, 2025).
4.1	Specimen stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).
4.2
Amended and Restated Investors’ Rights Agreement by and among the Company and the other parties thereto dated April 1, 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1 filed with the SEC on June 29, 2021)

4.3
Amendment to the Investors’ Rights Agreement, dated February 3, 2025, by and among Outbrain Inc. and the other parties thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on February 3, 2025).

4.4
Warrant to purchase shares of Common Stock issued to Silicon Valley Bank dated September 29, 2016 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K filed with the SEC on March 18, 2022).

4.5
Indenture, dated as of July 27, 2021, by and between Outbrain Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on July 28, 2021).

4.6	Form of 2.95% Convertible Senior Note due 2026 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on July 28, 2021).
4.7	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-K filed with the SEC on March 18, 2022).
10.1	Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).
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

10.4
Credit Agreement, dated February 3, 2025, by and among Outbrain Inc., OT Midco Inc., the additional borrowers party thereto from time to time, Goldman Sachs Bank USA, as sole administrative agent and swingline lender, U.S. Bank Trust Company, National Association, as the collateral agent, and the lenders, issuing banks and arrangers party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 3, 2025).

10.5
Note Repurchase Agreement, dates as of September 18, 2024 between Outbrain Inc. and Baupost Securities Group, L.L.C. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on November 7, 2024).

10.6
Registration Rights Agreement, dated February 3, 2025, by and between Outbrain Inc. and Altice Teads S.A. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 3, 2025).

10.7
Stockholders Agreement, dated February 3, 2025, by and between Outbrain Inc. and Altice Teads S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on February 3, 2025).

10.8
Stockholder Support Agreement, dated August 1, 2024, by and among Viola Ventures III, L.P. and Yaron Galai, Outbrain Inc. and Altice Teads S.A. (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the SEC on August 8, 2024).

10.9
First Amendment to the Second Amended Restated Loan and Security Agreement, dated July 18, 2023 by and between the Company and Silicon Valley Bank (a division of First-Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on August 8, 2023).

10.10†	2007 Omnibus Securities and Incentive Plan, as amended and restated, and foreign addenda (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed on June 29, 2021).
10.11†	2021 Long-Term Incentive Plan, and foreign addenda (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).
10.12†	Form of Restricted Stock Unit Agreement under the Outbrain Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 16, 2022).
10.13†
Executive Employment Agreement, dated July 19, 2021, by and between Yaron Galai and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).

10.14†*	Transition Services Agreement, dated November 7, 2024, by and between Yaron Galai and the Company.
10.15†*	Amended and Restated Executive Agreement, dated November 7, 2024, by and between David Kostman and the Company.
10.16†*	Amended and Restated Executive Agreement, dated November 7, 2024, by and between the Company and Jason Kiviat
10.17
Form of Executive Restricted Stock Unit Agreement under the Outbrain Inc. 2021 Long-Term Incentive Plan (covering awards held by senior officers, including our CFO and Chief Operating Officer (“COO”)) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 8, 2024).

10.18
Form of Special Restricted Stock Unit Agreement under the Outbrain Inc. 2021 Long-Term Incentive Plan (covering award held by our CEO) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on August 8, 2024).

10.19
Form of Executive Performance Stock Unit Agreement (market-based) under the Outbrain Inc. 2021 Long-Term Incentive Plan (covering awards held by senior officers, including our CFO and COO) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on August 8, 2024).

10.20
Form of Special Performance Stock Unit Agreement (market-based) under the Outbrain Inc. 2021 Long-Term Incentive Plan (covering award held by our CEO) (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on August 8, 2024).

10.21
Form of Performance-Based Restricted Stock Unit Agreement (financial metric) under the Outbrain Inc. 2021 Long-Term Incentive Plan (covering award held by our COO) (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the SEC on August 8, 2024).

10.22†	Form of 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).
10.23
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

10.24	Note Repurchase Agreement, dated as of April 13, 2023, between the Company and Baupost (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 9, 2023).
19.1*	Outbrain Insider Trading and Blackout Policy.
21.1*	List of subsidiaries of the Company.
23.1*	Consent of KPMG LLP, independent registered public accountants.
24.1*	Power of attorney (included in signature page of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*❖	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Outbrain Inc. Compensation Recovery Policy.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Name: David Kostman
Title: Chief Executive Officer
Date: March 7, 2025
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Kostman, Jason Kiviat and Veronica Gonzalez, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David Kostman	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2025
David Kostman

/s/ Jason Kiviat	Chief Financial Officer (Principal Financial Officer)	March 7, 2025
Jason Kiviat

/s/ Wenkai Bradshaw	Chief Accounting Officer and SVP, Corporate Controller (Principal Accounting Officer)	March 7, 2025
Wenkai Bradshaw

/s/ Yaron Galai	Co-Founder and Chairman of the Board	March 7, 2025
Yaron Galai

/s/Nithya B. Das	Director	March 7, 2025
Nithya B. Das

/s/Shlomo Dovrat	Director	March 7, 2025
Shlomo Dovrat

/s/ Kate Taneyhill Jhaveri	Director	March 7, 2025
Kate Taneyhill Jhaveri

/s/Yaffa Krindel	Director	March 7, 2025
Yaffa Krindel

/s/Arne Wolter	Director	March 7, 2025
Arne Wolter

/s/ Mark Zagorski	Director	March 7, 2025
Mark Zagorski