Form 10-Q
period 2025-03-31
Outbrain Inc.
filed 2025-05-12
CIK 1454938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of April 30, 2025, Outbrain Inc. had 94,300,092 shares of common stock outstanding.

Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements may include, without limitation, statements generally relating to possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives, and statements relating to our recently completed acquisition (the “Acquisition”) of TEADS, a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Teads”), as such terms are defined below. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “foresee,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions or are not statements of historical fact. We have based these forward-looking statements largely on our expectations and projections regarding future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including, but not limited to:
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
•our ability to attract and retain customers, management and other key personnel;
•the volatility of the market price of the Common Stock, $.001 par value per share (“Common Stock”);
•overall advertising demand and traffic generated by our media partners;
•factors that affect advertising demand and spending, such as the continuation or worsening of unfavorable economic or business conditions or downturns, instability or volatility in financial markets, tariffs and trade wars and other events or factors outside of our control, such as U.S. and global recession concerns, geopolitical concerns, including the ongoing war between Ukraine-Russia and conditions in Israel and the Middle East, supply chain issues, inflationary pressures, labor market volatility, bank closures or disruptions, the impact of challenging economic conditions, political and policy changes or uncertainties in the U.S., and other factors that have and may further impact advertisers’ ability to pay;
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
•conditions in Israel, including the ongoing conflict between Israel and Hamas and any conflicts with other terrorist organizations or countries;
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
•the timing and execution of any cost-saving measures and the impact on our business or strategy; and
•the risks described in the section entitled “Risk Factors” in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2024 (the “2024 Form 10-K”).
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

Part I Financial Information
Item 1. Financial Statements
OUTBRAIN INC.
Condensed Consolidated Balance Sheets
(In thousands, except for number of shares and par value)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$136,312	$89,094
Short-term investments in marketable securities	19,567	77,035
Accounts receivable, net of allowances	328,386	149,167
Prepaid expenses and other current assets	49,817	27,835
Total current assets	534,082	343,131
Non-current assets:
Property, equipment and capitalized software, net	47,879	45,250
Operating lease right-of-use assets, net	26,874	15,047
Intangible assets, net	391,022	16,928
Goodwill	587,494	63,063
Deferred tax assets	49,957	40,825
Indemnification asset	26,556	—
Other assets	24,176	24,969
TOTAL ASSETS	$1,688,040	$549,213

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$274,060	$206,920
Accrued compensation and benefits	50,760	19,430
Deferred revenue	13,066	6,932
Short-term debt	16,202	—
Accrued and other current liabilities	118,457	56,189
Total current liabilities	472,545	289,471
Non-current liabilities:
Long-term debt	610,816	—
Operating lease liabilities, non-current	20,356	11,783
Deferred tax liabilities	62,099	1,554
Contingent tax liabilities	36,632	9,343
Other liabilities	10,927	5,719
TOTAL LIABILITIES	$1,213,375	$317,870

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, par value of $0.001 per share − one billion shares authorized; 94,349,511 shares issued and 94,293,190 shares outstanding as of March 31, 2025; 63,503,274 shares issued and 50,090,114 shares outstanding as of December 31, 2024	94	64
Preferred stock, par value of $0.001 per share − 100,000,000 shares authorized, none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	674,442	484,541
Treasury stock, at cost − 56,321 shares as of March 31, 2025 and 13,413,160 shares as of December 31, 2024	(242)	(74,289)
Accumulated other comprehensive income (loss)	24,707	(9,480)
Accumulated deficit	(224,336)	(169,493)
TOTAL STOCKHOLDERS’ EQUITY	474,665	231,343
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,688,040	$549,213

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Operations
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$286,357	$216,964
Cost of revenue:
Traffic acquisition costs	183,235	164,810
Other cost of revenue	20,472	10,559
Total cost of revenue	203,707	175,369
Gross profit	82,650	41,595
Operating expenses:
Research and development	13,979	9,193
Sales and marketing	53,737	23,617
General and administrative	36,477	15,215
Impairment charges	15,614	—
Restructuring charges	7,279	167
Total operating expenses	127,086	48,192
Loss from operations	(44,436)	(6,597)
Other (expense) income:
Interest expense	(23,124)	(937)
Other (expense) income and interest income, net	(484)	1,405
Total other (expense) income, net	(23,608)	468
Loss before income taxes	(68,044)	(6,129)
Benefit from income taxes	(13,201)	(1,088)
Net loss	$(54,843)	$(5,041)

Weighted average shares outstanding:
Basic	77,954,579	49,265,012
Diluted	77,954,579	49,265,012

Net loss per common share:
Basic	$(0.70)	$(0.10)
Diluted	$(0.70)	$(0.10)
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(54,843)	$(5,041)
Other comprehensive income (loss):
Foreign currency translation adjustments	34,263	98
Unrealized losses on available-for-sale investments in debt securities (net of taxes of $22 and $74 for the three months ended March 31, 2025 and 2024, respectively)	(76)	(246)
Total other comprehensive income (loss)	34,187	(148)
Comprehensive loss	$(20,656)	$(5,189)
See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except for number of shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2025	63,503,274	$64	$484,541	(13,413,160)	$(74,289)	$(9,480)	$(169,493)	$231,343
Acquisition of Teads	30,320,161	30	186,864	13,429,839	74,402	—	—	261,296
Vesting of restricted stock units, net of shares withheld for taxes	526,076	—	—	(73,000)	(355)	—	—	(355)
Stock-based compensation	—	—	3,037	—	—	—	—	3,037
Other comprehensive income	—	—	—	—	—	34,187	—	34,187
Net loss	—	—	—	—	—	—	(54,843)	(54,843)
Balance – March 31, 2025	94,349,511	$94	$674,442	(56,321)	$(242)	$24,707	$(224,336)	$474,665

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2024	61,567,520	$62	$468,525	(11,841,002)	$(67,689)	$(9,052)	$(168,782)	$223,064
Vesting of restricted stock units, net of shares withheld for taxes	348,151	—	—	(37,492)	(153)	—	—	(153)
Shares repurchased under the share repurchase program	—	—		(945,947)	(3,862)	—	—	(3,862)
Stock-based compensation	—	—	3,068	—	—	—	—	3,068
Other comprehensive loss	—	—	—	—	—	(148)	—	(148)
Net loss	—	—	—	—	—	—	(5,041)	(5,041)
Balance – March 31, 2024	61,915,671	$62	$471,593	(12,824,441)	$(71,704)	$(9,200)	$(173,823)	$216,928

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,843)	$(5,041)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	1,935	1,639
Amortization of capitalized software development costs	2,472	2,409
Amortization of intangible assets	8,466	852
Amortization of discount on marketable securities	(425)	(642)
Stock-based compensation	2,941	2,927
Non-cash operating lease expense	2,307	1,195
Provision for credit losses	298	1,693
Amortization of debt issuance costs	12,843	—
Deferred income taxes	(17,786)	(174)
Impairment of assets	15,614	—
Unrealized foreign currency transaction (gains) losses	1,688	312
Other	30	26
Changes in operating assets and liabilities:
Accounts receivable	37,605	30,398
Prepaid expenses and other current assets	5,901	7,262
Accounts payable and other current liabilities	(22,374)	(31,875)
Operating lease liabilities	(2,614)	(1,205)
Deferred revenue	(830)	(1,471)
Other non-current assets and liabilities	5,806	300
Net cash (used in) provided by operating activities	(966)	8,605

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of cash acquired	(598,319)	(181)
Purchases of property and equipment	(2,921)	(1,335)
Capitalized software development costs	(2,699)	(2,627)
Purchases of marketable securities	(16,602)	(31,578)
Proceeds from sales and maturities of marketable securities	74,221	31,492
Net cash used in investing activities	(546,320)	(4,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Bridge Facility	625,000	—
Repayments of borrowings under the Bridge Facility	(625,000)	—
Proceeds from senior secured notes	625,305	—
Payment of deferred financing costs	(28,155)	—
Payment of stock issuance costs	(775)	—
Treasury stock repurchases and share withholdings on vested awards	(355)	(4,015)
Principal payments on finance lease obligations	—	(255)
Proceeds from bank overdrafts, net	74	—
Net cash provided by (used in) financing activities	596,094	(4,270)

Effect of exchange rate changes	(57)	363

Net increase in cash, cash equivalents and restricted cash	48,751	469
Cash, cash equivalents and restricted cash — Beginning	89,725	71,079
Cash, cash equivalents and restricted cash — Ending	$138,476	$71,548

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$136,312	$71,362
Restricted cash, included in other assets	$2,164	$186
Total cash, cash equivalents, and restricted cash	$138,476	$71,548

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Three Months Ended March 31,
	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$7,636	$2,133
Cash paid for interest	$1,512	$1,815

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock consideration issued for acquisition of a business	$262,938	$—
Purchases of property and equipment included in accounts payable	$991	$418
Operating lease right-of-use assets obtained in exchange for lease obligations	$13,409	$6,055
Stock-based compensation capitalized for software development costs	$96	$141
Unpaid deferred financing costs in accounts payable and accrued expenses	$3,318	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization, Description of Business and Summary of Significant Accounting Policies
Organization and Description of Business
Outbrain Inc. (together with its subsidiaries, the “new Teads,” the “Company,” “we,” “our” or “us”), now combining the offerings of Outbrain and Teads, is a leading omnichannel advertising platform focused on driving outcomes across the Open Internet. The Company, operating under the new Teads brand, is headquartered in New York, New York with various wholly-owned subsidiaries, including in Europe, the Middle East and Asia. The Common Stock has traded on The Nasdaq Stock Market LLC (“Nasdaq”) since its initial public offering on July 23, 2021 under the “OB” ticker symbol.
The Company generates revenue from advertisers purchasing media owner inventory through its platforms. The new Teads is the omnichannel outcomes platform for the Open Internet, driving full-funnel results for marketers across premium media. With a focus on meaningful business outcomes, the combined company ensures value is driven with every media dollar by leveraging predictive AI technology to connect quality media, beautiful brand creative, and context-driven addressability and measurement. The Company’s platform provides advertisements on media owners’ online properties. The Company generates revenue from advertisers through consumer engagements with advertisements that it delivers across a variety of third-party media owners’ online properties, including through CTV. Advertising campaigns are priced using various models, including cost per click (“CPC”), cost per thousand impressions (CPM) or other actions, such as a cost per view (CPV) based on a number of completed video views. Accordingly, revenues are recognized when an action associated with an advertisement occurs, whether that be an ad is clicked on, displayed or viewed by the end user. The Company pays traffic acquisition costs to its media owner partners on whose digital properties the advertisements are shown.
Basis of Presentation
The accompanying condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s 2024 Form 10-K.
On February 3, 2025, the Company completed the previously announced acquisition (“Acquisition”) of TEADS, a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Teads”). As such, the accompanying condensed consolidated financial statements of the Company include the results of operations for legacy Teads from February 3, 2025 through March 31, 2025. As a result of the Acquisition, the financial information presented as of and for the three months ended March 31, 2025 is not directly comparable to our financial information presented for the corresponding prior year periods.
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
Reclassifications
Certain reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation. These reclassifications primarily included the reclassification of publisher obligations of $57.4 million to accounts payable, as part of accounting policy alignment between legacy Outbrain and Teads. This obligation was previously recorded within accrued and other current liabilities in the Company’s consolidated balance sheet as of December 31, 2024. This reclassification had no impact on the Company’s current or total liabilities, or any other financial statement line items.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company generates revenue primarily from advertisers (and/or through the media agencies that represent such advertisers) through user engagement with the ads placed on media partners’ web pages and mobile applications. The Company’s platform delivers ads to end-users that appear as links to articles and videos on media owners’ and CTV partners’ sites.
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
Advertising campaigns are priced using various models, including cost per click (“CPC”), cost per thousand impressions (CPM) or other actions, such as a cost per view (CPV) based on a number of completed video views. Accordingly, revenues are recognized when an action associated with an advertisement occurs, whether that be an ad is clicked on, displayed or viewed by the end user.
Variable consideration, including allowances, discounts, refunds, credits, incentives, or other price concessions, is estimated and recorded at the time that related revenue is recognized. Advance payments from advertisers for future services represent contract liabilities and are recorded as deferred revenue in the Company’s consolidated balance sheets.
The determination of whether revenue should be reported on a gross or a net basis involves judgment. In general, the Company acts as a principal on behalf of its advertisers and revenue is recognized gross of any costs that it remits to the media partners. In these cases, the Company determined that it controls the advertising inventory before it is transferred to its advertisers. The Company’s control is evidenced by its ability to monetize the advertising inventory before it is transferred to its advertisers. For those revenue arrangements where the Company does not control the advertising inventory before it is transferred to its advertisers, the Company is the agent and recognizes revenue on a net basis. The Company recognizes revenue net of applicable sales taxes.
Contract Balances. There were no contract assets as of March 31, 2025 or December 31, 2024. Contract liabilities primarily relate to advance payments and consideration received from customers. As of March 31, 2025 and December 31, 2024, the Company’s contract liabilities were recorded as deferred revenue in its consolidated balance sheets. See Note 16 for disaggregation of the Company’s revenue based on geography of where the Company’s marketers are physically located.
Cost of Revenue
Traffic Acquisition Costs. Traffic acquisition costs consist of amounts the Company owes to media partners for the purchase of or use of inventory. The Company incurs costs with its media partners. which may be publishers or third-party intermediaries, in the period in which certain actions, such as click-throughs, impressions or views, occur. Such costs due to media partners are based on the media partners’ contractual revenue share, a CPM model or guaranteed rates of payment based on certain media partner conditions. In some circumstances, the Company incurs costs based on a guaranteed minimum payment, which may be based on either impressions, page views or a fixed amount if the partner reaches certain performance targets, in exchange for guaranteed placement on specified portions of the media owners’ online properties. Traffic acquisition costs also include amounts payable to media partners whose supply is purchased programmatically.
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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Other Cost of Revenue. Other cost of revenue includes costs related to the management of data centers, hosting fees, data connectivity costs, research and insight costs, and depreciation and amortization. Cost of revenue also includes the amortization of capitalized software that is developed or obtained for internal use associated with the Company’s revenue-generating technologies. Additionally, other cost of revenue includes amortization of intangible assets related to developed technology acquired by the Company and used in its revenue-generating efforts.
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
The Company generally does not require collateral to secure accounts receivable, with the exception of certain customers with higher potential credit risk who are required to prepay for their campaigns. No single advertiser accounted for 10% or more of the Company’s total revenue for the three months ended March 31, 2025 or 2024, or 10% or more of its gross accounts receivable balance as of March 31, 2025 and December 31, 2024. During the three months ended March 31, 2025 and 2024, none of the Company’s media owners accounted for 10% of its total traffic acquisition costs.
Segment Information
The Company has one operating and reporting segment. The Company’s chief operating decision maker is its Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis.
New Accounting Pronouncements
Under the JOBS Act, the Company meets the definition of an emerging growth company (“EGC”) and can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards would otherwise apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the Company is no longer an EGC or until the Company affirmatively and irrevocably opts out of the extended transition period. Based on the anticipated total gross revenue of the Company, the Company expects that it will cease to be an emerging growth company as of December 31, 2025.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 is focused on increased visibility into specific income tax components, requiring disclosures of specific categories and a greater disaggregation of information by jurisdiction within the effective tax rate reconciliation and income taxes paid disclosures. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, or our Annual Report on Form 10-K for the year ended December 31, 2025, with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2023-09 on its tax-related disclosures.
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
See Note 1 to the Company’s audited consolidated financial statements for the year ended December 31, 2024 in the Company’s 2024 Form 10-K for a complete disclosure of the Company’s significant accounting policies.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2. Acquisition
On February 3, 2025, the Company completed the Acquisition, with the consideration paid at the closing of approximately $0.9 billion, comprised of a cash payment of $625 million, subject to certain customary adjustments, and 43.75 million shares of Outbrain’s Common Stock, pursuant to Amendment No. 1 to the definitive share purchase agreement, dated August 1, 2024, by and between the Company, Altice Teads S.A. (“Altice Teads”), a public limited liability company (société anonyme) incorporated and existing under the laws of the Grand Duchy of Luxembourg and the sole shareholder of Teads, and Teads, as amended (the “SPA). The Company also appointed two additional new directors designated by Altice Teads to its Board of Directors, as required by the SPA. Following the closing, Altice Teads owned approximately 46.6% of the Company’s issued and outstanding shares of Common Stock. The Acquisition combined the offerings of legacy Outbrain and Teads into one of the largest Open Internet platforms, allowing the combined company to better serve enterprise brands and agencies, as well as mid-market and direct response advertisers across different media environments.
The following table summarizes the total purchase consideration as of the acquisition date:

February 3, 2025
(In thousands)
Cash consideration paid on acquisition date(1)	$621,948
Fair value of stock consideration(2)	262,938
Total consideration	$884,886
_____________________________
(1) The cash portion of consideration was funded by the Bridge Facility pursuant to the Credit Agreement, each as defined below, entered into on February 3, 2025. See Note 9 for additional information.
(2) Calculated based on the stock price of $6.01 per share prior to transaction close.
This Acquisition was accounted for as a business combination under Accounting Standards Codification 805, “Business Combinations,” using the acquisition method of accounting and Outbrain has been determined to be the accounting acquirer. During the three months ended March 31, 2025, the Company recorded transaction costs of $11.0 million, which were included in general and administrative expenses in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2025. The Company allocated the purchase price to identifiable assets acquired based on their estimated fair values at acquisition date, which required management to use significant judgment and estimates, including valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and identifying comparable companies. The Company engaged third-party valuation specialists to assist in determining the fair values of the acquired assets and liabilities.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The preliminary allocation of the purchase price to the identifiable assets and liabilities based on their estimated fair values as of the Acquisition date was as follows:

February 3, 2025
(In thousands)
Cash and cash equivalents	$23,619
Accounts receivable, net	210,317
Prepaid expenses and other current assets	26,581
Property and equipment	3,581
Operating lease right of use assets	13,218
Other intangible assets	384,400
Indemnification assets	26,305
Other assets	2,076
Total assets acquired	$690,097
Accounts payable	69,687
Accrued compensation and benefits	34,341
Accrued and other liabilities	79,724
Short-term borrowings	15,424
Deferred tax liability	66,513
Contingent tax liabilities	26,305
Operating lease liabilities, noncurrent	9,830
Other long-term liabilities	4,966
Total liabilities assumed	$306,790
Net assets acquired	383,307
Goodwill	501,579
Total consideration	$884,886
The above purchase price allocation of the fair values of the assets acquired and liabilities assumed is preliminary and is subject to change, as the Company’s estimates of consideration and other balances, such as intangibles, goodwill, and deferred income taxes are finalized during the measurement period, up to a year from the Acquisition date.

The difference between the fair value of the consideration paid for the acquired entity and the estimated fair value of the net assets acquired is recorded as goodwill, and is primarily attributable to the future growth and monetization opportunities and expected synergies. Goodwill is not amortized but will be evaluated for impairment at least annually, or more frequently if there are indicators of impairment. The Company has some basis in goodwill for U.S. income tax purposes for certain acquired foreign entities, but no basis for U.S. income tax purposes for acquired U.S. entities and no basis for foreign income tax purposes for any entity.
The Company also recorded an indemnification asset and a corresponding liability of $26.3 million related to certain tax matters that existed prior to the Acquisition, for which Altice Teads has agreed to provide an indemnity (see Note 11 for further details). The indemnification asset and liability are included within indemnification asset and contingent tax liabilities in our condensed consolidated balance sheet as of March 31, 2025. Altice Teads’ indemnification obligation may be increased if other indemnified risks materialize and will remain in place until all covered matters are resolved.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The identifiable intangible assets included within other intangible assets in the table above consist of the following:

	February 3, 2025
	Amount	Weighted-Average Amortization Period
	(In thousands)	(In years)
Customer Relationships	$237,100	10.3 years
Publisher relationships	51,200	8.0 years
Technology intangibles	73,400	5.0 years
Tradenames	22,700	11.0 years
Total other intangibles	$384,400

Pro forma financial information
The Company’s consolidated statements of operations include Teads’ results of operations from February 3, 2025 through March 31, 2025, and contributed $80.3 million to revenues and $27.5 million of net loss, including the effect of transaction costs, the interest expense on the debt used to finance the Acquisition, and the amortization of intangible assets recognized on Acquisition. The following unaudited pro forma financial information for three months ended March 31, 2024 is based on our historical consolidated financial statements, adjusted to reflect the Acquisition as if it occurred on January 1, 2024. The unaudited pro forma financial results are as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands)
Revenue	$316,844	$342,329
Net income	$(83,256)	$(18,167)
The unaudited pro forma financial information is presented for informational purposes only and is not indicative of actual results that would have been achieved, nor does it intend to project the future financial results of the Company after the Acquisition. The unaudited pro forma information presented above includes adjustments primarily related to U.S. GAAP and policy alignment, amortization of acquired intangible assets, incremental financing costs, certain Acquisition-related charges, and related tax effects. The unaudited pro forma information is based on certain assumptions, which management believes are reasonable, and does not reflect the cost of any integration activities or synergies that may be derived from any integration activities.
3. Restructuring
2025 Restructuring Plan
On February 3, 2025, in connection with the completion of the Acquisition, the Company announced a restructuring plan (the “Plan”), as part of its efforts to streamline operations and reduce duplication of roles. The Plan involves a reduction in workforce of approximately 15%. The Company estimates that it will incur approximately $16 million to $24 million in charges in connection with the Plan, of which approximately $12 million to $18 million is expected to be incurred in 2025. These charges primarily consist of severance and other related payments.
The actions associated with the employee restructuring under the Plan were initiated in February 2025, are expected to be implemented in large part by the end of the second quarter of 2025 and completed by the first quarter of 2026. The estimates of the charges and expenditures that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions, and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Plan. During the three months ended March 31, 2025, the Company recorded pre-tax charges of approximately $7.3 million, within restructuring charges in the Company’s condensed consolidated statement of operations, $0.8 million of which were related to research and development, $5.0 million related to sales and marketing, and $1.5 million related to general and administrative expenses.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Three Months Ended March 31, 2025
(In thousands)
Severance and related costs	$6,847
Legal costs	432
Total restructuring charges	$7,279
The employee severance and related costs for the three months ended March 31, 2025 are related to the termination of approximately 184 employees.
The following table summarizes accrued severance and related liabilities recorded within accrued compensation and benefits and accrued and other current liabilities in the Company’s condensed consolidated balance sheets for the three months ended March 31, 2025.

	Severance and related costs	Legal costs	Total
	(In thousands)
Restructuring charges	$6,847	$432	$7,279
Cash payments	(2,851)	—	(2,851)
Foreign currency translation	(6)	—	(6)
Balance as of March 31, 2025	$3,990	$432	$4,422
4. Investments in Marketable Securities
All of the Company’s debt securities are classified as available-for-sale. The Company’s cash equivalents and investments as of March 31, 2025 and December 31, 2024 consisted of the following:

		March 31, 2025
(In thousands)	Fair Value Level	Amortized cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments
Money market funds	1	$25,840	$—	$—	$25,840	$25,840	$—
U.S. Treasuries	2	24,124	2	(3)	24,123	17,415	6,708
Commercial paper	2	15,830	—	(9)	15,821	7,959	7,862
U.S. Corporate bonds	2	5,003	—	(6)	4,997	—	4,997
Total cash equivalents and investments		$70,797	$2	$(18)	$70,781	$51,214	$19,567

		December 31, 2024
(In thousands)	Fair Value Level	Amortized cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments
Money market funds	1	$30,754	$—	$—	$30,754	$30,754	$—
U.S. Treasuries	2	35,129	16	—	35,145	6,932	28,213
U.S. Government bonds	2	5,475	9	—	5,484	—	5,484
Commercial paper	2	11,949	—	(6)	11,943	9,958	1,985
U.S. Corporate bonds	2	42,526	63	—	42,589	1,236	41,353
Total cash equivalents and investments		$125,833	$88	$(6)	$125,915	$48,880	$77,035
__________________________
(1) The amortized cost of debt securities excludes accrued interest of $0.1 million and $0.7 million, respectively, recorded within prepaid expenses and other current assets in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the three months ended March 31, 2025, proceeds from the sales of securities were $22.5 million, which included gross realized gains of approximately $0.1 million, which were released from other comprehensive loss and recorded within interest income and other income, net in the Company’s condensed consolidated statement of operations for the period. The gross realized gains and losses were determined using the specific identification method.
As of March 31, 2025, all of the Company’s available-for-sale securities with a fair value of $70.8 million mature within one year.
As of March 31, 2025 and December 31, 2024, the Company’s investments have been in an immaterial gross unrealized loss position for less than 12 months. As such, no allowance for credit losses was recorded for these securities as of March 31, 2025 and December 31, 2024.
5. Goodwill and Intangible Assets
The changes in the carrying value of the Company’s goodwill balance was as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Goodwill, opening balance	$63,063	$63,063
Acquisition of Teads	501,579	—
Foreign currency translation	22,852	—
Goodwill, closing balance	$587,494	$63,063
The Company has not recorded any impairments and has no accumulated impairments of goodwill.
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows:

	March 31, 2025
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
		(In thousands)
Developed technology	5.0 years	$85,169	$(10,822)	$74,347
Customer relationships	10.3 years	249,663	(9,125)	240,538
Publisher relationships	8.0 years	60,827	(9,059)	51,768
Trade names	10.9 years	25,325	(1,530)	23,795
Other	15.8 years	906	(332)	574
Total intangible assets, net		$421,890	$(30,868)	$391,022

	December 31, 2024
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
		(In thousands)
Developed technology	8.0 years	$18,411	$(12,149)	$6,262
Customer relationships	5.0 years	5,743	(5,448)	295
Publisher relationships	8.0 years	18,509	(11,747)	6,762
Trade names	8.8 years	5,235	(2,328)	2,907
Content provider relationships	5.0 years	284	(169)	115
Other	15.8 years	906	(319)	587
Total intangible assets, net		$49,088	$(32,160)	$16,928

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the three months ended March 31, 2025, in connection with the post-merger integration of the newly acquired Teads business, the Company made a decision to discontinue its video product offering associated with its prior acquisition of vi. Accordingly, the Company fully wrote off the associated intangible assets, as detailed below:

Three Months Ended March 31, 2025
(In thousands)
Developed technology	$5,950
Customer relationships	259
Publisher relationships	6,426
Trade names	2,373
Content provider relationships	100
Impairment charge	$15,108
No impairment charges were recorded for the Company’s intangible assets subject to amortization during the three months ended March 31, 2024.
As of March 31, 2025, estimated amortization related to the Company’s identifiable Acquisition-related intangible assets in future periods was as follows:

Amount
(In thousands)
Remainder of 2025	$36,011
2026	48,015
2027	47,868
2028	47,817
2029	47,817
Thereafter	163,494
Total	$391,022
6. Balance Sheet Components
Accounts Receivable and Allowance for Credit Losses
Accounts receivable, net of allowance for credit losses consists of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Accounts receivable	$333,753	$155,089
Allowance for credit losses	(5,367)	(5,922)
Accounts receivable, net of allowance for credit losses	$328,386	$149,167

One of the Company’s acquired subsidiaries sells a portion of trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to factoring. Total trade accounts receivable sold under the factoring arrangement were approximately $0.3 million from the Acquisition date through March 31, 2025, with $0.2 million remaining factored as of March 31, 2025. The factored balances are removed from accounts receivable and the difference between trade receivables and the proceeds received is recorded as interest expense in the Company’s condensed consolidated statements of operations, which was not material for the three months ended March 31, 2025.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The allowance for credit losses consists of the following activity:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
	(In thousands)
Allowance for credit losses, beginning balance	$5,922	$10,380
Provision for credit losses	419	2,445
Write-offs	(974)	(6,903)
Allowance for credit losses, ending balance	$5,367	$5,922
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Prepaid taxes	$23,892	$9,247
Prepaid traffic acquisition costs	8,918	11,379
Prepaid software licenses	5,059	2,233
Other prepaid expenses and other current assets	11,948	4,976
Total prepaid expenses and other current assets	$49,817	$27,835
Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consists of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Capitalized software development costs(1)	$89,751	$88,302
Computer and equipment	69,227	68,303
Leasehold improvements	4,953	3,036
Furniture and fixtures	1,596	978
Software	3,166	3,137
Property, equipment, and capitalized software, gross	168,693	163,756
Less: accumulated depreciation and amortization	(120,814)	(118,506)
Total property, equipment and capitalized software, net	$47,879	$45,250
_____________________
(1) During the three months ended March 31, 2025, in connection with the post merger integration following the Acquisition, the Company decided to discontinue its vi video product offering and recorded a charge of $0.4 million to fully impair the remaining unamortized capitalized software development costs associated with this technology.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued and Other Current Liabilities
Accrued and other current liabilities consists of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Accrued agency commissions	$47,564	$18,053
Accrued tax liabilities	25,423	9,002
Accrued professional fees	18,312	18,630
Interest payable	8,755	58
Operating lease obligations, current	8,658	4,033
Other	9,745	6,413
Total accrued and other current liabilities	$118,457	$56,189
The Company’s accounts payable includes $219.0 million and $193.4 million of traffic acquisition costs as of March 31, 2025 and December 31, 2024, respectively.
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
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	March 31, 2025
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$25,840	$44,941	$—	$70,781
Restricted time deposit (2)	—	2,164	—	2,164
Severance pay fund deposits (2)	—	5,112	—	5,112
Foreign currency forward contract (3)	—	46	—	46
Total financial assets	$25,840	$52,263	$—	$78,103
Financial Liabilities:
Foreign currency forward contract (4)	—	541	—	541
Total financial liabilities	$—	$541	$—	$541

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2024
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$30,754	$95,161	$—	$125,915
Restricted time deposit (2)	—	631	—	631
Severance pay fund deposits (2)	—	5,255	—	5,255
Foreign currency forward contract (3)	—	493	—	493
Total financial assets	$30,754	$101,540	$—	$132,294
Financial Liabilities:
Foreign currency forward contract (4)	—	193	—	193
Total financial liabilities	$—	$193	$—	$193
_____________________
(1)Money market securities are valued using Level I of the fair value hierarchy, while the fair values of U.S. Treasuries, government bonds, commercial paper, and corporate bonds are considered Level II and are obtained from independent pricing services, which may use various methods, including quoted prices for identical or similar securities in active and inactive markets. See Note 4 for additional detail relating to the Company’s fixed income securities by balance sheet location.
(2)Recorded within other assets.
(3)Recorded within prepaid expenses and other current assets.
(4)Recorded within accrued and other current liabilities.
The Company enters into foreign currency forward exchange contracts to manage the effects of fluctuations in foreign currency exchange rates on its net cash flows from non-U.S. dollar denominated operations. Pursuant to the new master netting agreement entered into in February 2025, the Company may set off the amounts payable in the same currency. However, the Company records the fair values of the assets and liabilities relating to its undesignated foreign currency forward contracts on a gross basis in its condensed consolidated balance sheets and no amounts have been offset. The Company was required to post $1.5 million of cash collateral as of March 31, 2025.
By entering into foreign currency forward contracts, the Company is exposed to a potential credit risk that the counterparty to its contracts will fail to meet its contractual obligations. If a counterparty fails to perform, the Company’s maximum credit risk exposure would be the positive fair value of the foreign currency forward contracts, or any asset balance, which represents the amount the counterparty owes to the Company. In order to mitigate the counterparty risk, the Company performs an evaluation of its counterparty credit worthiness, and its forward contracts have a term of no more than 18 months. During the three months ended March 31, 2025 and 2024, the Company recognized net losses of $0.8 million and $0.9 million, respectively, within interest income and other income, net in its condensed consolidated statements of operations, related to mark-to-market adjustments on its undesignated foreign currency forward contacts.
Due to their short term nature, the fair value of the Company’s borrowings outstanding under its Overdraft Facility (as defined below in Note 9), generally approximates their carrying value. The Notes (as defined below in Note 9) are recorded within long-term debt on the Company’s condensed consolidated balance sheets at their carrying value, which may differ from their fair value. The fair value of the Notes is estimated using external pricing data, including any available market prices and based on other debt instruments with similar characteristics. The following table summarizes the carrying value and the estimated fair value of the Notes, based on Level II measurements of the fair value hierarchy:

	March 31, 2025
	Carrying Value	Estimated Fair Value
	(In thousands)
10% Senior Secured Notes	$610,816	$548,199
See Note 9 for additional information relating to the Notes.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Non-Financial Assets
The Company’s non-financial assets include goodwill, definite-lived intangibles assets, operating lease right-of-use assets and property and equipment, which are recorded at their carrying value. The Company’s goodwill is assessed for impairment at least annually, while other long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. The Company determines the fair values of these assets using Level III measurements, based on the Company’s best estimates of the amount and timing of future discounted cash flows, historical experience, market conditions, business plans and performance expectations.
In connection with the post-merger integration of the newly acquired Teads business, the Company made a decision to deprecate the video product offering associated with its prior acquisition of vi. Accordingly, during the three months ended March 31, 2025, the Company recorded impairment charges totaling $15.5 million to fully impair the carrying values of the related definite-lived long lived assets of $15.1 million and capitalized software of $0.4 million, as there are no material remaining future cash flows associated with this technology (see Notes 5 and 6 for additional information). In addition, during the three months ended March 31, 2025, the Company exited one of its office locations, resulting in a non-cash charge of $0.1 million to fully impair the associated right-of-use asset.
8. Leases
The Company leases certain office facilities, managed data center facilities and vehicles under non-cancelable operating lease arrangements for its U.S. and international locations that expire on various dates through 2032.
Upon completing the Acquisition, the Company classified the acquired leases as operating leases under U.S. GAAP and performed a measurement of the lease liabilities as of the Acquisition date. The right-of-use asset was measured at the same amount, adjusted to reflect any favorable and unfavorable market adjustments. The Company elected to apply the short-term lease measurement and recognition exemption to acquired leases that had a remaining lease term of 12 months or less as of the Acquisition date, as well as its existing election not to separate the lease and nonlease components for its real estate leases.
The following table summarizes assets and liabilities related to the Company’s operating leases:

	Condensed Consolidated Balance Sheets Location	March 31, 2025	December 31, 2024
		(In thousands)
Operating lease assets	Operating lease right-of-use assets, net	$26,874	$15,047

Current liabilities	Accrued and other current liabilities	$8,658	$4,033
Non-current liabilities	Operating lease liabilities, non-current	$20,356	$11,783
The following table presents the components of the Company’s total lease expense:

	Condensed Consolidated Statements	Three Months Ended March 31,
	of Operations Location	2025	2024
		(In thousands)
Operating lease cost:
Fixed lease costs	Cost of revenue and operating expenses	$2,307	$1,195
Variable lease costs	Operating expenses	174	131
Short-term lease costs	Operating expenses	402	115
Lease impairment cost (1)	Impairment charges	99	—
Sublease income	Operating expenses	(57)	—
Finance lease cost:
Depreciation	Cost of revenue	—	220
Interest	Interest expense	—	3
Total lease cost		$2,925	$1,664

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
___________________________________________
(1)During the three months ended March 31, 2025, the Company exited one of its office locations, resulting in a non-cash charge of $0.1 million to impair the associated right-of-use asset, recorded within impairment charges.
As of March 31, 2025, the maturities of the Company’s lease liabilities under operating leases were as follows:

Year	Operating Leases
(In thousands)
Remainder of 2025	$8,313
2026	9,355
2027	7,365
2028	5,261
2029	2,939
Thereafter	1,616
Total minimum payments required	$34,849
Less: imputed interest	5,835
Total present value of lease liabilities	$29,014

The following table summarizes weighted-average lease terms and discount rates for the Company’s operating leases:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	3.78 years	4.40 years
Weighted-average discount rate	9.76%	9.68%
9. Debt Obligations
The Company had no borrowings outstanding as of December 31, 2024. The following table presents the Company’s debt obligations as of March 31, 2025:

March 31, 2025
(In thousands)
10% Senior Secured Notes	$637,500
Debt discount	(11,966)
Unamortized debt issuance costs	(14,718)
Total long-term debt	610,816
Short-term debt	16,202
Total debt	$627,018
10% Senior Secured Notes due 2030
On February 11, 2025, the Company’s wholly-owned subsidiary, OT Midco (“Midco”), completed a private offering (the “Offering”) of $637.5 million in aggregate principal amount of 10.000% senior secured notes due 2030 (the “Notes”) at an issue price of 98.087% of the principal amount thereof in a transaction exempt from registration under the Securities Act of 1933, as amended. The Notes bear interest from February 11, 2025 at an annual rate of 10.000%, payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2025. The Notes will mature on February 15, 2030. The associated discount of $12.2 million and debt issuance costs of $15.0 million were recorded as a reduction in long-term debt and are being amortized using the effective interest method over the five-year term of the Notes. During the three months ended March 31, 2025, approximately $9.2 million of interest, including the amortization of the related discount and deferred financing costs, were recognized within interest expense in the Company’s condensed consolidated statement of operations.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Notes are guaranteed, jointly and severally on a secured, unsubordinated basis by Outbrain and each existing and future wholly-owned subsidiary of Outbrain that becomes a borrower, issuer or guarantor under the 2025 Revolving Facility (as defined below). The Notes are also secured by first-priority lien over (i) all or substantially all assets of Midco, Outbrain and Teads Australia PTY Ltd., a subsidiary of Outbrain in Australia, and (ii) certain assets of some of the other direct and indirect subsidiaries of Outbrain in England and Wales, Canada, Germany, Mexico, Singapore, Switzerland, Luxembourg, Japan, Italy, France and Israel.
The proceeds from the Offering were used, together with cash on hand, to repay in full and cancel the indebtedness incurred under the Bridge Facility, including accrued and unpaid interest thereon, that was used to finance and pay costs related to the Acquisition, as well as pay fees and expenses incurred in connection with the Offering and the Bridge Facility (as defined below) refinancing.
Midco may redeem the Notes in whole or in part at any time prior to February 15, 2027 at a redemption price equal to 100.000% of the principal amount thereof plus a ‘‘make-whole’’ premium set forth in the Indenture dated February 11, 2025 (the “Indenture”), plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. Midco may redeem the Notes in whole or in part, on or after February 15, 2027, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, prior to February 15, 2027, Midco may redeem up to 40% of the Notes with the proceeds of certain equity offerings, at a redemption price equal to 110.000% of the principal amount redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. During each of the two successive twelve-month periods commencing on the closing date and ending on February 15, 2027, Midco will have the option to redeem up to 10% of the aggregate principal amount of Notes at a redemption price equal to 103.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.
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
Short -Term Debt
Upon the close of the Acquisition, the Company’s new French subsidiary has an overdraft short-term credit facility with HSBC (“Overdraft Facility”), which provides Teads France with a revolving line of credit of up to €15 million at a 3-month Euro Interbank Offered Rate (“EURIBOR”), plus a margin of 1.8%, payable quarterly in arrears. This facility may be used to fund general working capital needs of Teads France. Borrowings under this facility are subject to a commission fee of $0.035% per annum, and a facility fee of 1.25% per annum. There are no financial covenants relating to the Overdraft Facility. As of March 31, 2025, approximately $16.2 million in borrowings were outstanding under this credit facility, which were recorded within short-term debt in the Company’s condensed consolidated balance sheets.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Credit Facilities
Credit Agreement
On February 3, 2025 (the “Credit Facilities Closing Date”), Outbrain and Midco entered into the Credit Agreement, which established the Credit Facilities, including a super senior secured revolving credit facility in an aggregate principal amount of $100.0 million (the “2025 Revolving Facility”) and the a senior secured bridge term loan credit facility in an aggregate principal amount of $625.0 million (the “Bridge Facility”), with Goldman Sachs Bank USA, as sole administrative agent and swingline lender, U.S. Bank Trust Company, National Association, as the collateral agent, and the lenders, issuing banks and arrangers party thereto from time to time. The Bridge Facility had a maturity date of February 2, 2026, which could be extended under some circumstances.
On the Credit Facilities Closing Date, Midco borrowed $625 million in aggregate principal amount under the Bridge Facility (the “Bridge Loans”) to finance the cash portion of the Acquisition consideration and the related transaction fees, costs and expenses. On February 11, 2025, the Bridge Facility, including accrued and unpaid interest thereon, was fully repaid and cancelled using proceeds from the private offering of the Notes and cash on hand. During the three months ended March 31, 2025, approximately $13.3 million of the associated costs and fees and interest were recognized within interest expense in the Company’s condensed consolidated statement of operations.
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
The Revolving Loans are not subject to scheduled amortization payments. The Company may voluntarily prepay loans under the Credit Facilities and reduce commitments under the 2025 Revolving Facility at any time without premium or penalty (subject to breakage costs).

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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
As of March 31, 2025, no event of default (as defined in the Credit Agreement) has occurred under the Credit Agreement and its available borrowing capacity was $100.0 million, based on the defined borrowing formula. Other assets in the Company’s condensed consolidated balance sheets as of March 31, 2025 include deferred financing costs of $3.8 million, which are being amortized over the term of the 2025 Revolving Facility. During the three months ended March 31, 2025, approximately $0.1 million of deferred financing costs were recognized within interest expense in the Company’s consolidated condensed statement of operations.
Termination of the 2021 Facility
On February 3, 2025, in connection with the Company’s entry into the Credit Agreement described above, the Company terminated the Second Amended and Restated Loan and Security Agreement, dated as of November 2, 2021, by and among the Company, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, Zemanta Holding USA Inc. and Zemanta Inc. Accordingly, the Company recognized the remaining $0.2 million of unamortized deferred financing costs within interest expense in its condensed consolidated statements of operations for the three months ended March 31, 2025.
10. Income Taxes

Due to the ongoing post-merger integration efforts and inability to reliably estimate the annual effective tax rate, for the three months ended March 31, 2025, the Company's interim benefit from income taxes is computed using the actual year-to-date results rather than an estimated annual effective tax rate. For the three months ended March 31, 2024, the Company's interim benefit from income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income, and adjusted for the tax effects of any discrete items.
The Company’s effective tax rates for the three months ended March 31, 2025 and 2024 were 19.4% and 17.8%, respectively. The Company’s effective tax rate for the three months ended March 31, 2025 was lower than the U.S. federal statutory tax rate of 21%, primarily due to the impact of certain non-deductible transaction costs and the higher profitability of non-U.S. jurisdictions, coupled with the pre-tax loss during the three months ended March 31, 2025, offset in part by the impact of state income taxes. The Company’s effective tax rate for the three months ended March 31, 2024 was lower than the United States federal statutory tax rate of 21%, primarily due to a deduction related to foreign-derived intangible income, partially offset by the tax impact related to the profitability of non-U.S. jurisdictions and certain non-deductible stock-based compensation expenses.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

In connection with the Acquisition, the Company identified and recorded an $18.5 million provision related to certain income tax items under ASC 740, “Income Taxes,” and an $8.1 million provision related to certain non-income tax items accounted for under ASC 450, “Contingencies,” within contingent tax liabilities in its condensed consolidated balance sheet as of March 31, 2025. The Company has also recorded an indemnification asset in the full amount of the provision of $26.6 million, as the Company is indemnified against certain tax liabilities under the SPA. Altice Teads’ indemnification obligation may be increased if other indemnified risks materialize and will remain in place until all covered matters are resolved.
12. Stockholders’ Equity
Equity Acquisition Consideration
On February 3, 2025, as part of the equity portion of the Acquisition consideration, the Company issued 30,320,161 shares of new Common Stock and reissued all 13,429,839 shares of its Treasury Stock at $6.01 per share. A $6.3 million gain on issuance of Treasury Stock, representing the excess of the fair value at the time of issuance of $80.7 million over the original cost of $74.4 million, was recorded to additional paid-in capital. In addition, the Company incurred direct stock issuance costs of approximately $1.6 million, which have been recorded as a reduction to additional paid-in capital.
Share Repurchases
On December 14, 2022, our board of directors (“Board”) approved a share repurchase program, authorizing the Company to repurchase up to $30 million of its Common Stock, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The repurchase program may be commenced, suspended, or terminated at any time by the Company at its discretion without prior notice. There were no share repurchases under the Company’s share repurchase program during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company repurchased 945,947 shares with a fair value of $3.9 million under the repurchase program.
As of March 31, 2025, the remaining availability under the Company’s $30 million share repurchase program was $6.6 million. Commission costs associated with share repurchases and any excise taxes accrued as a result of the Inflation Reduction Act of 2022 do not reduce the remaining authorized amount under the repurchase programs.
In addition, the Company may periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of the Company’s equity incentive plans and the underlying award agreements.
During the three months ended March 31, 2025, the Company withheld 73,000 shares with a fair value of $0.4 million to satisfy employee tax withholding obligations. During the three months ended March 31, 2024, the Company withheld 37,492 shares with a fair value of $0.2 million.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Loss
The following table details the changes in accumulated other compressive loss, net of tax:

	Foreign Currency Translation Loss	Unrealized (Loss) Gain on Investments in Marketable Securities(1)	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance–December 31, 2024	$(9,543)	$63	$(9,480)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	34,263	(36)	34,227
Realized gains from sales of investments in marketable securities reclassified to earnings	—	(40)	(40)
Other comprehensive income (loss), net of tax	34,263	(76)	34,187
Balance–March 31, 2025	$24,720	$(13)	$24,707
(1) The tax effects related to realized and unrealized gains on investments in marketable securities was immaterial for the three months ended March 31, 2025. There were no amounts reclassified from accumulated other comprehensive loss to earnings in the three months ended March 31, 2024.
13. Stock-based Compensation
Equity Incentive Plans
In July 2021, the Board and the Company’s stockholders approved the 2021 Long-Term Incentive Plan (the “2021 Plan”), which may be used to grant, among other award types, stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”). The number of shares of Common Stock reserved for future issuance under the 2021 Plan will be increased pursuant to provisions for annual automatic evergreen increases. The Company’s previous awards issued under its 2007 Omnibus Securities and Incentive Plan, as amended and restated on January 21, 2009 (the “2007 Plan”), remain subject to the 2007 Plan. As of March 31, 2025, 7,861,732 and 1,611,274 and shares were available for grant under the 2021 Plan and the 2007 Plan, respectively. The Company generally issues new shares for stock option exercises and vesting of RSUs and PSUs.
The Company recognizes stock-based compensation expense for stock-based awards based on the estimated fair value of the awards. The Company estimates the fair value of its stock option awards on the grant date using the Black-Scholes option pricing model. The fair value of RSUs and performance-based PSUs is based on the fair value of the Common Stock on the date of grant, as adjusted based on achievement of any performance conditions. Compensation expense for options, RSUs and performance-based PSUs is recognized on a straight-line basis. The Company accounts for forfeitures as they occur.
The fair value of the Company’s market-based PSUs is estimated using a Monte Carlo simulation and compensation expense is recognized using an accelerated attribution method over the greater of the derived service periods and explicit quarterly service periods. Compensation expense, net of forfeitures, is recorded regardless of whether the market condition will be ultimately satisfied.
The following table summarizes stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Research and development	$601	$713
Sales and marketing	1,045	1,067
General and administrative	1,295	1,147
Total stock-based compensation	$2,941	$2,927

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2025, the Company’s remaining unrecognized stock-based compensation expense was approximately $16.3 million for unvested RSUs and $1.3 million for unvested PSUs.
The following table summarizes stock option, RSU and PSU activity for the three months ended March 31, 2025:

	Stock Options	RSUs	PSUs (1)
Outstanding—December 31, 2024	1,692,519	3,798,514	1,226,600
Granted	—	87,400	—
Exercised/Vested	—	(400,641)	(125,435)
Forfeited	(88,889)	(149,731)	—
Outstanding—March 31, 2025	1,603,630	3,335,542	1,101,165
________________________________________
(1) Includes 90,000 performance-based RSUs granted in 2023; the remainder are market-based PSUs granted in 2024.
During the three months ended March 31, 2025, the Company granted 87,400 service-based RSUs with a weighted average grant date fair value of $4.09 per share.
Stock-Based Awards Granted Outside of Equity Incentive Plans
Warrants
The Company issued equity-classified warrants to purchase shares of Common Stock to certain third-party advisors, consultants, and financial institutions, which expire in September 2026. As of each of March 31, 2025 and December 31, 2024, 48,529 warrants were outstanding and exercisable with a weighted average exercise price of $7.34.
Employee Stock Purchase Plan
As of March 31, 2025, approximately 3,350,446 shares of Common Stock have been reserved for issuance under the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”), which is subject to annual automatic evergreen increases. There have been no shares purchased under the ESPP as it is not yet active.
See Note 13 to the Company’s 2024 Form 10-K for additional information relating to the Company’s share-based compensation awards.
14. Defined Benefit Plans
In connection with the Acquisition, the Company acquired certain defined benefit plans in two international locations. Pension benefits under these plans are based on the employees' age, years of service, and compensation levels during their employment period.
The Company performed pension valuations as of the Acquisition date and recorded net liabilities of $5.0 million within other non-current liabilities in its condensed consolidated balance sheet. These represent an aggregate fair value of plan assets of $5.8 million and aggregate projected benefit obligation of $10.8 million as of the date of Acquisition. The plan assets, financed by the employer and employee contributions, are invested in cash, bonds, equities, real estate, and alternative investments.
The following table summarizes the components of the Company’s net periodic benefit cost related to the Company’s defined benefit pension plans:

February 3, 2025 - March 31, 2025
(In thousands)
Service cost	$153
Interest cost	27
Expected return on plan assets	(29)
Total net periodic benefit cost	$151

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The service cost component of net periodic benefit cost is recorded within operating expenses in the condensed consolidated statements of income while the other components are recorded in other income, net.
There were no cash contributions required to be made to the Company’s defined benefit plans during the period from February 2, 2025 through March 31, 2025.
15. Net Loss per Common Share
The following table presents the computation of the Company’s basic and diluted loss per share:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Numerator:
Net loss attributed to common stockholders - basic and diluted	$(54,843)	$(5,041)

Denominator:
Weighted-average shares - basic and diluted	77,954,579	49,265,012

Net loss per share:
Basic	$(0.70)	$(0.10)
Diluted	$(0.70)	$(0.10)
The following weighted-average shares have been excluded from the calculation of diluted net loss per share for each period presented because they are anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Convertible debt	—	4,720,000
Options to purchase common stock	1,678,290	2,395,550
Warrants	48,529	188,235
Restricted stock units	3,638,610	3,328,466
Performance-based stock units	867,207	90,000
Total shares excluded from diluted loss per share	6,232,636	10,722,251
16. Segment and Geographic Information
The Company has one operating and reporting segment as the Company’s Chief Operating Decision Maker (“CODM”) reviews its performance and allocates resources based on its overall business operations with no distinct geographic or product lines that meet the criteria for separate segment reporting. The Company’s CODM is its Chief Executive Officer, David Kostman. The accounting policies applied to the segment are the same as those described in the summary of significant accounting policies.
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
The table below summarizes the results of operations that are provided to the CODM. As the Company has one reporting segment, net income is used as the measure of profit or loss to assess segment performance and allocate resources. The Company’s asset information is not regularly provided to the Company’s CODM.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenue from external customers	$286,357	$216,964
Less:
Traffic acquisition costs	183,235	164,810
Personnel-related costs	53,627	33,169
Merger and acquisition costs	16,418	—
Depreciation and amortization	12,873	4,900
Marketing and advertising expenses	4,427	1,701
Restructuring charges	7,279	167
Impairment charges	15,614	—
Other segment expenses (1)	37,320	18,814
Interest expense	23,124	937
Other (expense) income and other income, net	484	(1,405)
Benefit from income taxes	(13,201)	(1,088)
Segment and consolidated net loss	$(54,843)	$(5,041)
_____________________________________________________________
(1)Other segment expenses primarily consist of hosting and data services, office and related expenses, other professional fees, non-income taxes, provision for credit losses, and other expenses.
The following table presents total revenue based on where the Company’s advertisers are physically located:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
The Americas (1)	$90,285	$63,703
EMEA (Europe, the Middle East and Africa)	164,945	135,819
Asia	31,127	17,442
Total revenue	$286,357	$216,964
______________________________________________________________
(1) Includes U.S. revenues of $79.2 million and $59.4 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
The Company’s long-lived assets by geographic location, which are comprised of property, equipment and capitalized software, net and operating lease right-of-use assets, net are summarized below:

	March 31, 2025	December 31, 2024
	(In thousands)
The Americas	$51,202	$46,056
EMEA (Europe, the Middle East and Africa)	20,039	13,415
Asia	3,512	826
Total long-lived assets, net	$74,753	$60,297

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2025 (“2024 Form 10-K”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations, and involve risks and uncertainties that could cause actual results, events, or circumstances to differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to these differences include those set forth in Part I, Item 1A of our 2024 Form 10-K, which is incorporated by reference in this Report, as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed below and elsewhere in this Report, including under the caption “Note About Forward-Looking Statements.”
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
Business Overview
Outbrain Inc. (together with our subsidiaries, the “new Teads”, the “Company,” “we,” “our” or “us”) was incorporated in August 2006 in Delaware. The Company is headquartered in New York, New York with various wholly-owned subsidiaries, including in Europe, the Middle East and Asia. The Company operates under the name Teads.
On February 3, 2025, Outbrain Inc. (“Outbrain”) completed the previously announced acquisition (“Acquisition”) of TEADS, a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Teads”). The consideration paid at the closing of the Acquisition was approximately $0.9 billion, comprised of a cash payment of $625 million, subject to certain customary adjustments, and 43.75 million shares of the Company’s common stock, par value $0.001 (“Common Stock”). As such, our results of operations include the results of the acquired business from February 3, 2025 through March 31, 2025. Accordingly, the financial information presented as of and for the three months ended March 31, 2025 is not directly comparable to our financial information presented for the corresponding prior year periods.
The new Teads is the omnichannel outcomes platform for the Open Internet, driving full-funnel results for marketers across premium media. With a focus on meaningful business outcomes, we ensure that value is driven with every media dollar by leveraging predictive AI technology to connect quality media, beautiful brand creative, and context-driven addressability and measurement.
We operate a two-sided marketplace, which together, creates a scaled end-to-end advertising solution. We have direct relationships with both (i) global advertisers including Fortune 500 brands, agency holding companies, and small-to-medium sized businesses, and (ii) media owners spanning premium publishers to connected TV (“CTV”) platforms. We generate revenue from advertisers purchasing media owner inventory through our platforms.
Our platform is designed to enable advertisers to not only reach their audiences across the entire Open Internet — from web, to CTV, to app environments — but to drive outcomes from those audiences at each step of the marketing funnel. These outcomes include completed views, post-click engagement, brand uplift, sign-ups, sales, and more. Our solution is designed to directly address the largest challenges in the advertising industry today — including inefficient supply chains and fragmentation, quality and scale of inventory, and the ability to correlate advertising investment to concrete business outcomes. For advertisers and their agencies, we offer a single access point to scaled audiences across premium, curated media environments, with technology solutions that we believe drive outcomes from branding to performance. For media owners, we provide both sustainable, year-round advertising revenue and technology solutions designed to more deeply engage and retain audiences.
By combining the respective sets of exclusive media inventory of legacy Outbrain and Teads, from publishers to CTV, we believe that we provide a more connected consumer experience across the Open Internet.

The following is a summary of our performance for the periods presented, which incorporate the results of operations for legacy Teads from February 3, 2025 through March 31, 2025:
•Our revenue was $286.4 million in the three months ended March 31, 2025, compared to $217.0 million in the three months ended March 31, 2024, including net unfavorable foreign currency effects of approximately $2.6 million.
•Our gross profit was $82.7 million and our gross margin was 28.9% for the three months ended March 31, 2025, compared to gross profit of $41.6 million and gross margin of 19.2% for the comparable period in 2024.
•Our Ex-TAC Gross Profit(1) was $103.1 million in the three months ended March 31, 2025, compared to $52.2 million in the three months ended March 31, 2024.
•Our net loss was $54.8 million, or (66.4)% of gross profit, in the three months ended March 31, 2025, compared to net loss of $5.0 million, or (12.1)% of gross profit, for the comparable period in 2024.
•Our Adjusted EBITDA(1) was $10.7 million for the three months ended March 31, 2025, compared to $1.4 million for the three months ended March 31, 2024. Adjusted EBITDA(1) was 10.4% and 2.7% of Ex-TAC Gross Profit(1) in the three months ended March 31, 2025 and 2024, respectively.
______________________
(1)Ex-TAC Gross Profit, Adjusted EBITDA, Adjusted EBITDA as a percentage of Ex-TAC Gross Profit, and constant currency measures are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for definitions and limitations of these measures, and reconciliations to the comparable GAAP financial measures.
Recent Developments
Acquisition of Teads
On August 1, 2024, we entered into a definitive share purchase agreement (the “Share Purchase Agreement”) with Altice Teads S.A. (the “Seller” or “Altice Teads”), a public limited liability company (société anonyme) incorporated and existing under the laws of the Grand Duchy of Luxembourg and the sole shareholder of Teads, and Teads. Pursuant to the Share Purchase Agreement, we agreed to acquire all of the issued and outstanding share capital of Teads on the terms and conditions set forth in the Share Purchase Agreement. On February 3, 2025, the parties entered into Amendment No. 1 to the Share Purchase Agreement, which revised certain terms of the Share Purchase Agreement, including the consideration paid at the closing of the Acquisition.
On February 3, 2025, we completed the Acquisition for an aggregate closing day consideration of approximately $0.9 billion, including $625 million in cash, subject to certain customary adjustments, and 43.75 million shares of Common Stock. Following the closing, the Seller owns approximately 46.6% of the Company’s issued and outstanding shares of Common Stock (based on the amount of issued and outstanding shares of Common Stock as of December 31, 2024). We believe that the Acquisition created one of the largest Open Internet advertising platforms, which is differentiated by our ability to drive outcomes for awareness, consideration, and performance objectives, across CTV, web and mobile applications.
During the three months ended March 31, 2025, we recorded approximately $16.4 million of Acquisition-related costs. See Note 2 to the accompanying condensed consolidated financial statements for additional information on the Acquisition.
2025 Restructuring Plan
On February 3, 2025, in connection with the completion of the Acquisition, we announced a restructuring plan (the “Plan”), involving a reduction in workforce, as part of our efforts to streamline operations and reduce duplication of roles. We estimate that we will incur approximately $16 million to $24 million in charges in connection with the Plan, of which approximately $12 million to $18 million is expected to be incurred in 2025. These charges will consist primarily of severance and related costs.
The actions associated with the employee restructuring under the Plan were initiated in February 2025 and are expected to be implemented in large part by the end of the second quarter of 2025, and completed by the first quarter of 2026. During the three months ended March 31, 2025, the Company recorded associated non-cash charges of approximately $7.3 million (see Note 3 to the accompanying condensed consolidated financial statements for additional information).
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
Subsequently, on February 3, 2025 (the “Credit Facilities Closing Date” or “Acquisition Closing Date”), in connection with the completion of the Acquisition, Outbrain and our wholly-owned subsidiary, OT Midco Inc. (“Midco”), entered into a credit agreement (the “Credit Agreement”) among the Company, Midco, the additional borrowers party thereto from time to time, Goldman Sachs Bank USA, as sole administrative agent and swingline lender, U.S. Bank Trust Company, National Association, as the collateral agent, and the lenders, issuing banks and arrangers party thereto from time to time. The Credit Agreement provided for (a) a super senior secured revolving credit facility in an aggregate principal amount of $100.0 million (the “2025 Revolving Facility”) and (b) a senior secured bridge term loan credit facility in an aggregate principal amount of $625.0 million (the “Bridge Facility” and, together with the Revolving Facility, the “Credit Facilities”). See the “Liquidity and Capital Resources” section below and Note 9 to the accompanying condensed consolidated financial statements for additional information regarding the Credit Facilities. On the Credit Facilities Closing Date, Midco borrowed $625 million in aggregate principal amount under the Bridge Facility (the “Bridge Loans”). The proceeds of the Bridge Loans were used to finance the consideration for the Acquisition and to pay related transaction fees, costs and expenses.
Further, on the Credit Facilities Closing Date, in connection with the entry into the Credit Agreement described above, the Company terminated the Second Amended and Restated Loan and Security Agreement, dated as of November 2, 2021, by and among the Company, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, Zemanta Holding USA Inc. and Zemanta Inc.
Senior Secured Notes
On February 11, 2025, Midco completed a private offering (the “Offering”) of $637.5 million in aggregate principal amount of 10.000% senior secured notes due 2030 (the “Notes”) at an issue price of 98.087% of the principal amount thereof in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). See the “Liquidity and Capital Resources” section below and Note 9 to the accompanying condensed consolidated financial statements for additional information regarding the Notes.
The proceeds from the Offering were used, together with cash on hand, to repay in full and cancel the indebtedness incurred under the Bridge Facility, including accrued and unpaid interest thereon, that was used to finance and pay costs related to the Acquisition, as well as pay fees and expenses incurred in connection with the Offering and the Bridge Facility refinancing.
Impairment of vi
In March 2025, in connection with the post merger integration of the newly acquired Teads business, we made a decision to discontinue the video product offering associated with our prior acquisition of vi. Accordingly, during the three months ended March 31, 2025, we recorded impairment charges totaling $15.5 million to fully write off the associated intangible assets and capitalized software, as further described below and in Note 5 to the accompanying condensed consolidated financial statements.
Conditions in Israel
Many of our employees, including certain members of our management team and board of directors (“Board”), operate from Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business and operations. Following the October 7th attacks by Hamas terrorists on Israel's southern border, Israel declared war against Hamas and since then, Israel has been involved in military conflicts with Hamas, Hezbollah, a terrorist organization based in Lebanon, and Iran, both directly and through proxies like the Houthi movement in Yemen and armed groups in Iraq and other terrorist organizations. Additionally, following the fall of the Assad regime in Syria, Israel has conducted limited military operations targeting the Syrian army, Iranian military assets and infrastructure linked to Hezbollah and other Iran-supported groups. Although certain ceasefire agreements have been reached with Hamas and Lebanon (with respect to Hezbollah), these agreements failed to be upheld and military activity and hostilities continue to exist at varying levels of intensity, and the situation remains volatile, with the potential for escalation into a broader regional conflict involving additional terrorist organizations and possibly other countries. Also, the fall of the Assad regime in Syria may create geopolitical instability in the region.

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
We cannot attribute the impact of the current trends in advertising demand to any particular factor, including the conditions in Israel, and cannot predict the impact if the war continues or escalates further. See Item 1A “Risk Factors” included in our 2024 Form 10-K for more information regarding certain risks associated with the conditions in Israel.
Macroeconomic Environment
General worldwide economic conditions have recently experienced significant instability, as well as volatility and disruption in the financial markets, resulting from factors including geopolitical tensions, including the effects of the wars between Russia-Ukraine and Israel-Hamas and the expansion of such conflicts, tariffs and trade wars, general economic uncertainty, inflation, increased interest rates, recessionary concerns, bankruptcies, currency exchange rate fluctuations, global supply chain disruptions, and labor market volatility. The global economy is also experiencing heightened uncertainty in part due to market reactions to changes in tariff policies, which have the potential to further exacerbate inflationary pressures, with the duration of any such impact remaining uncertain. These conditions have negatively impacted our advertisers and, as a result, our business and could, if they continue or worsen, adversely impact us in the future, including if our advertisers were to reduce or further reduce their advertising spending as a result of any of these factors. We continue to monitor our operations, and the operations of those in our ecosystem (including media partners, advertisers, and agencies), but these conditions make it difficult for us, our media partners, advertisers, and agencies to accurately forecast and plan future business activities and they could cause a further reduction or delay in overall advertising demand and spending or impact our advertisers’ ability to pay, any of which would negatively impact our business, financial condition, and results of operations.
Factors Affecting Our Business
Advertiser Retention and Growth
Our engine serves the ad experiences that are predicted to deliver high attention or engagement, rather than prioritizing simply based on price of the ads. We believe this approach leads to better return on advertiser spend (“ROAS”) for advertisers, whether they are focused on driving a performance outcome, or a branding outcome. Our growth is partially driven by retaining and expanding the amount of spend by advertisers on our platform, as well as by acquiring new advertisers. Through our recent acquisition of Teads, we have expanded our total addressable market to now include top of the funnel marketing, while also attracting more diverse, premium demand. We view our full-funnel offering of both branding and performance capabilities as an opportunity to increase our share of wallet from advertisers and agencies. In addition, our joint business partnerships, or JBPs, represent a significant overall portion of our revenue and are strategic for driving advertiser retention and growth.
We continually invest in enhancements to our platform that allow advertisers to drive concrete business outcomes and ROAS. In particular, we are expanding our usage of artificial intelligence (“AI”) to automate manual tasks in campaign set up and optimization, and to enhance advertiser creative and landing page performance. We also support advertisers with developing creative ads across formats, as a value added service to our advertisers.
Prices paid by advertisers on our platform fluctuate period to period for a variety of reasons, including supply and demand balance, macroeconomic conditions, and seasonality. In order to grow our revenue and Ex-TAC Gross Profit and maximize value for our advertisers and media partners, our focus as a business is on driving business outcomes and ROAS for advertisers, not on optimizing for price.
For the three months ended March 31, 2025, tens of thousands unique advertisers were active on our owned and operated platforms, in addition to the thousands of advertisers who access the platform through programmatic partnerships.

User Engagement with Relevant Media and Advertising Content
Driving attention and engagement is the key pillar of our platform that drives value for consumers, media partners, and advertisers. Our AI prediction engine manages this dynamic, matching consumers with editorial and advertiser experiences that will deliver attention and engagement across the Open Internet. We believe that the user experience has a profound impact on long term user behavior patterns and thus “compounds” over time, improving our long-term monetization prospects. This principle guides our behavior and, as a result, we strive to compound consumer attention and engagement, continually enhancing value for both advertisers and media owners.
Growth in attention and engagement is driven by several factors, including enhancements to our AI prediction engine, growth in the breadth and depth of our data assets, the size and quality of our content and advertising index, user engagement, new media partners, expansion on existing media partners and expansion to new media environments and formats. As we grow attention and engagement, we are able to collect more data and continually improve our prediction engine, which drives better results for our advertiser and media owner partners. This growth “flywheel” can be measured by growth of the consumer data points we drive, such as click-through-rate (“CTR”). CTR improvements increase the number of clicks on our platform. We believe that we have a significant opportunity to further grow consumer engagement, and thus our business, as today CTR for ads on the Outbrain platform is less than 1% of ads served.

Retention and Growth of Relationships with Media Partners
We rely on our relationships with our media partners for our advertising inventory and our corresponding ability to drive advertising revenue. To further strengthen these relationships, we continuously invest in our technology and product functionality to drive user engagement and monetization by (i) improving our algorithms, referred to as our AI prediction engine; (ii) attracting and procuring relevant demand; (iii) expanding the adoption of our enhanced products by media partners; and (iv) expanding our demand capabilities to new formats.
Our relationships with media partners are typically long-term, exclusive, and strategic in nature. Our top 20 media partners leveraged our platform for an average of 7 years (based on 2024 revenue), despite their typical contract length being two to four years.
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
Fundamentally, we plan to continue to make our platform available for media partners on all types of devices and platforms and evolve our business to apply our technology to the most popular methods of media consumption, which now include unique video, high-impact display, and other new media experiences, such as Moments, our vertical video offering launched in 2024, powered by Outbrain technology.
Examples of new environments in which content consumption is expected to grow include pre-installed applications on Smartphones, Smartphone content feeds, gaming applications, push notifications, and CTV. Through the acquisition of Teads, we have created an omnichannel outcomes platform, enabling advertisers to not only reach their audiences across the entire Open Internet — from web, to CTV, to app environments — but to drive outcomes from those audiences at each step of the marketing funnel.
The development and deployment of new ad formats allow us to better serve consumers, media partners and, ultimately, advertisers who seek to target and engage consumers at scale; we believe this continues to open and grow new types of advertiser demand, while ensuring relevance as the environments in which we operate diversify.
Investment in Our Technology and Infrastructure
Innovation is a core tenet of our Company and our industry. We plan to continue our investments in our people and our technology in order to retain and enhance our competitive position. For example, improvements to our AI prediction engine or use of additional data signals, help us deliver more relevant ads, driving higher user engagement, thereby improving ROAS for advertisers and increasing monetization for our media partners.

We strongly believe in the transformative power of AI in shaping the future of sustainable media, and we are powered by our deep expertise in using AI technology for years to empower both media owners and advertisers in their businesses. We leverage AI in a manner designed to enable media owners to increase their revenues and connect with audiences on their own platforms within the Open Internet. We use machine learning to predict consumer interest and propensity to convert ads to sales. Our technology has developed into a robust AI machine learning system and is largely homegrown by our Research and Development team. One of the strongest long-term levers in our business is the continuous improvement of our algorithms and the data sets our algorithms learn from. Our direct integrations across our media partners’ properties provide us with a large volume of proprietary first-party data, including context, user interest and behavioral signals. The more data points we have, the better our advertisers’ ROAS, and yield potential can be.
Our dynamic placement optimization and ad serving technology, powered by our Smartlogic product, dynamically adjusts both the arrangement and the formats of content delivered to a user, depending on the user’s preferences and a media partner’s key performance indicators, designed to provide a tailored and engaging feed experience. We continue to invest in media partner and advertiser focused tools, technology, and products as well as privacy-centric solutions.
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
Regulators across most developed markets are increasingly focused on enacting and enforcing user privacy rules as well as exerting tighter oversight on the major “walled garden” platforms. Industry participants have recently been, and likely will continue to be, impacted by changes implemented by platform leaders, such as Apple’s change to its Identifier for Advertisers policy and Google’s evolving roadmap pertaining to the use of third-party cookies within its Chrome web browser. See Item 1A, “Risk Factors'' in our 2024 Form 10-K for additional information regarding changing industry dynamics with respect to industry participants and the regulatory environment. Given our focus on context and engagement, the depth and length of our media partner relationships, and our scale, we believe that we are well positioned in the long-term to address and potentially benefit from many of these industry dynamics. Additionally, we are confident that our strength in delivering engagement and clear outcomes for advertisers, built on our proprietary AI prediction engine, aligns well with the ongoing market shift towards increased accountability and expectations of ROAS from digital advertising spend.
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
We generate revenue from advertisers through ads that we deliver across a variety of media partner properties. We charge advertisers based on certain actions, such as the number of clicks or impressions of their ads, or other actions, such as the number of completed video views. We recognize revenue when an ad is clicked on or displayed to the end user.
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
We continue to expand and introduce new platform features that are adopted by our clients, expand our omnichannel capabilities, extend our reach to more CTV and other inventory and add additional clients whose businesses may have different underlying business models.
Our agreements with advertisers provide them with considerable flexibility to modify their overall budget, price (cost-per-click or cost-per-impression), and the ads they wish to deliver on our platform.
Traffic Acquisition Costs
We define traffic acquisition costs (“TAC”) as amounts owed to media partners for the purchase of inventory. We incur costs with our media partners, which may be publishers or third-party intermediaries, in the period in which certain actions, such as click-throughs, impressions or views occur. Such costs due to media partners are based on the media partners’ contractual revenue share, a CPM model or guaranteed rates of payment based on certain media partner conditions. In some circumstances, we incur costs based on a guaranteed minimum payment, which may be based on either impressions, page views or a fixed amount if the partner reaches certain performance targets, in exchange for guaranteed placement on specified portions of the media owners’ online properties. As such, traffic acquisition costs may not correlate with fluctuations in revenue, as our costs may remain fixed even with a decrease in revenue. Traffic acquisition costs also include amounts payable to to media partners whose supply is purchased programmatically.
Other Cost of Revenue
Other cost of revenue consists of costs related to the management of our data centers, hosting fees, data connectivity costs, research and insight costs, and depreciation and amortization. Other cost of revenue also includes the amortization of capitalized software that is developed or obtained for internal use associated with our revenue-generating technologies.
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
General and Administrative.  General and administrative expenses consist primarily of personnel and the related overhead costs, professional fees, facilities costs, insurance, and certain taxes other than income taxes. General and administrative personnel costs include, among others, our executive, finance, human resources, information technology and legal functions. Our professional service fees consist primarily of accounting, audit, tax, legal, information technology and other consulting costs, including costs relating to the Acquisition, as well as our compliance with Sarbanes-Oxley Act requirements.

Impairment Charges. Impairment charges primarily consist of impairments of long-lived assets and capitalized software associated with the discontinuance of the video product offering associated with our prior acquisition of vi, as well as impairments of right-of-use assets for exited office locations, both in connection with the post-Acquisition integration of Teads.

Restructuring Charges. Restructuring charges consist primarily of severance and other costs in connection with our announced Plan to streamline our operations and reduce duplicative workforce upon completion of the Acquisition.
Other (Expense) Income , Net
Other (expense) income, net is comprised of interest expense, and interest income and other (expense) income, net.
Interest Expense.  Interest expense consists of interest and fees on the Bridge Facility drawn and repaid during the three months ended March 31, 2025, interest on our Notes, the Overdraft Facility (as defined below) assumed in the Acquisition, our revolving credit facilities, and our previously outstanding convertible notes. Interest expense may increase if we incur any borrowings under our 2025 Revolving Facility or if we enter into new debt facilities or finance lease arrangements.
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
Benefit for Income Taxes
Benefit for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, as well as deferred income taxes and changes in valuation allowance, reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Realization of our deferred tax assets depends on the generation of future taxable income. In considering the need for a valuation allowance, we consider our historical and future projected taxable income, as well as other objectively verifiable evidence, including our realization of tax attributes, assessment of tax credits and utilization of net operating loss carryforwards.

Results of Operations
We have one operating segment, which is also our reportable segment. The following table sets forth our results of operations for the periods presented, which incorporates the results of legacy Teads for the period from February 3, 2025 through March 31, 2025:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Condensed Consolidated Statements of Operations:
Revenue	$286,357	$216,964
Cost of revenue:
Traffic acquisition costs	183,235	164,810
Other cost of revenue	20,472	10,559
Total cost of revenue	203,707	175,369
Gross profit	82,650	41,595
Operating expenses:
Research and development	13,979	9,193
Sales and marketing	53,737	23,617
General and administrative	36,477	15,215
Impairment charges	15,614	—
Restructuring charges	7,279	167
Total operating expenses	127,086	48,192
Loss from operations	(44,436)	(6,597)
Other (expense) income:
Interest expense	(23,124)	(937)
Other (expense) income and interest income, net	(484)	1,405
Total other (expense) income, net	(23,608)	468
Loss before income taxes	(68,044)	(6,129)
Benefit from income taxes	(13,201)	(1,088)
Net loss	$(54,843)	$(5,041)

Other Financial Data:
Ex-TAC Gross Profit (1)	$103,122	$52,154
Adjusted EBITDA(1)	$10,689	$1,397
__________________________
(1)Ex-TAC Gross Profit and Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most comparable U.S. GAAP financial measures.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenue
Revenue increased $69.4 million, or 32.0%, to $286.4 million for the three months ended March 31, 2025 from $217.0 million for the three months ended March 31, 2024. Revenue for the three months ended March 31, 2025 included net unfavorable foreign currency effects of approximately $2.6 million, and increased $72.0 million, or 33.2%, on a constant currency basis, compared to the prior year period. The reported revenue increase was primarily attributable to incremental revenues from the Acquisition of $80.3 million, offset in part by lower revenues of $10.9 million from the legacy Outbrain business, primarily driven by lower ad impressions from certain media partners.
See "Non-GAAP Reconciliations" for information regarding the constant currency measures provided in this discussion and below to supplement our reported results.

Cost of Revenue and Gross Profit
Traffic acquisition costs increased $18.4 million, or 11.2%, to $183.2 million for the three months ended March 31, 2025, compared to $164.8 million in the prior year period. Traffic acquisition costs for the three months ended March 31, 2025 included favorable foreign currency effects of approximately $2.1 million, and increased $20.5 million, or 12.4%, on a constant currency basis, compared to the prior year period. The increase in traffic acquisition costs was largely driven by incremental costs from the Acquisition, partially offset by lower traffic acquisition costs from the legacy Outbrain business, reflecting lower revenue and a net favorable change in our revenue mix. As a percentage of revenue, traffic acquisition costs decreased to 64.0% for the three months ended March 31, 2025, from 76.0% for the three months ended March 31, 2024, reflecting the higher margin profile of the acquired business.
Other cost of revenue increased $9.9 million, or 93.9%, to $20.5 million for the three months ended March 31, 2025, compared to $10.6 million in the prior year period, primarily due to the impact of the Acquisition. As a percentage of revenue, other cost of revenue increased to 7.1% for the three months ended March 31, 2025, from 4.9% for the three months ended March 31, 2024.
Gross profit increased $41.1 million, or 98.7%, to $82.7 million for the three months ended March 31, 2025, compared to $41.6 million for the three months ended March 31, 2024. This increase was largely due to the Acquisition.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit increased $50.9 million, or 97.7%, to $103.1 million for the three months ended March 31, 2025, from $52.2 million for the three months ended March 31, 2024, primarily due to the Acquisition. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses increased $78.9 million, or 163.7%, to $127.1 million for the three months ended March 31, 2025, from $48.2 million for the three months ended March 31, 2024. This increase was primarily attributable to the impact of the Acquisition, as well as the associated Acquisition-related costs of $16.4 million, impairment charges of $15.6 million and restructuring charges of $7.3 million recorded during the three months ended March 31, 2025, as further described below.
The components of operating expenses as compared to the prior year period are as follows:
Research and development expenses — increased $4.8 million, primarily due to the impact of the Acquisition during the three months ended March 31, 2025.
Sales and marketing expenses — increased $30.1 million, primarily due to the impact of the Acquisition, including approximately $5.3 million of incremental amortization expenses recorded on the associated intangibles assets during the three months ended March 31, 2025.
General and administrative expenses — increased $21.3 million, primarily due to the impact of the Acquisition, including the associated acquisition-related costs of $16.4 million recorded during the three months ended March 31, 2025.
Impairment Charges — were $15.6 million during the three months ended March 31, 2025, and were largely attributable to the full impairment of the carrying values of the definite-lived intangible assets of $15.1 million and capitalized software of $0.4 million associated with our previously acquired vi business, in connection with our decision to discontinue the related video product offering as part of our post-merger integration of the Acquisition (see Notes 5 and 6 to the accompanying condensed consolidated financials statements for additional information).
Restructuring Charges — were $7.3 million during the three months ended March 31, 2025, including severance costs of $6.9 million and legal costs of $0.4 million. These charges were incurred in connection with our previously announced Plan to streamline operations, including a reduction in workforce of approximately 15% to reduce duplicative roles after the Acquisition close. Approximately $0.8 million of these costs were related to research and development, $5.0 million were related to sales and marketing, and $1.5 million were related to general and administrative departments.

We estimate that total charges to be incurred under this Plan in 2025 will range from approximately $12 million to $18 million and we expect it to result in 2025 cost savings of approximately $40 million, with the higher run-rate impact in 2026 and beyond.
Operating expenses as a percentage of revenue increased to 44.4% for the three months ended March 31, 2025 from 22.2% for the three months ended March 31, 2024, largely driven by the Acquisition and the associated Acquisition-related costs, as well as restructuring and impairment charges.
Interest Expense
Interest expense increased $22.2 million to $23.1 million for the three months ended March 31, 2025, from $0.9 million for the three months ended March 31, 2024. This increase was primarily driven by $13.3 million of fees and interest related to the Bridge Facility, which was drawn to finance the cash portion of the Acquisition consideration and subsequently repaid with the proceeds from the Notes in February 2025. Interest expense on the Notes was $9.2 million, including interest and amortization of the related discount and deferred financing fees, during the three months ended March 31, 2025. These increases were partially offset by reduced interest expense of $0.9 million due to the absence of the previously outstanding 2.95% convertible senior notes.
Other (Expense) Income and Interest Income, net
Other (expense) income and interest income, net decreased by $1.9 million to net expense of $0.5 million for the three months ended March 31, 2025, from income of $1.4 million for the three months ended March 31, 2024. This decrease was primarily attributable to lower investment income of $1.1 million, as well a decrease of $0.7 million resulting from the remeasurement of transactions denominated in currencies other than the functional currencies.
Benefit from Income Taxes
Benefit from income taxes was $13.2 million for the three months ended March 31, 2025, compared to benefit from income taxes of $1.1 million for the three months ended March 31, 2024, primarily due to higher pre-tax loss during the three months ended March 31, 2025, compared to the prior year period. Our effective tax rate increased to 19.4% in the three months ended March 31, 2025, compared to 17.8% in the three months ended March 31, 2024, primarily due to the absence of a foreign-derived intangible income deduction in the three months ended March 31, 2025 and a decrease in uncertain tax positions, partially offset by the higher profitability of non-U.S. jurisdictions and non-deductible transaction costs, coupled with a pre-tax loss during both periods.
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
Net Loss
As a result of the foregoing, we recorded net loss of $54.8 million for the three months ended March 31, 2025, as compared to net loss of $5.0 million for the three months ended March 31, 2024.
Adjusted EBITDA
Our Adjusted EBITDA increased $9.3 million to $10.7 million for the three months ended March 31, 2025 from $1.4 million for the three months ended March 31, 2024, largely driven by the Acquisition. See “Non-GAAP Reconciliations” for the related definitions of Adjusted EBITDA and reconciliations to our net loss.

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
We present Ex-TAC Gross Profit, Adjusted EBITDA, Adjusted EBITDA as a percentage of Ex-TAC Gross Profit, and Free Cash Flow because they are key profitability measures used by our management and our Board to understand and evaluate our operating performance and trends, develop short-term and long-term operational plans, and make strategic decisions regarding the allocation of capital. Accordingly, we believe that these measures provide information to investors and the market in understanding and evaluating our operating results in the same manner as our management and the Board.
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
The following table presents the reconciliation of Ex-TAC Gross Profit to gross profit, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenue	$286,357	$216,964
Traffic acquisition costs	(183,235)	(164,810)
Other cost of revenue	(20,472)	(10,559)
Gross profit	82,650	41,595
Other cost of revenue	20,472	10,559
Ex-TAC Gross Profit	$103,122	$52,154
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense; other expense (income) and interest income, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation, and other income or expenses that we do not consider indicative of our core operating performance, including, but not limited to acquisition-related costs, restructuring, and impairment charges. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period.

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
The following table presents the reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net loss	$(54,843)	$(5,041)
Interest expense	23,124	937
Other expense (income) and interest income, net	484	(1,405)
Benefit from income taxes	(13,201)	(1,088)
Depreciation and amortization	12,873	4,900
Stock-based compensation	2,941	2,927
Acquisition-related costs	16,418	—
Restructuring charges	7,279	167
Impairment charges	15,614	—
Adjusted EBITDA	$10,689	$1,397

Net loss as % of gross profit	(66.4)%	(12.1)%
Adjusted EBITDA as % of Ex-TAC Gross Profit	10.4%	2.7%
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
The following table presents the reconciliation of free cash flow to net cash provided by (used in) operating activities.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash (used in) provided by operating activities	$(966)	$8,605
Purchases of property and equipment	(2,921)	(1,335)
Capitalized software development costs	(2,699)	(2,627)
Free cash flow	$(6,586)	$4,643

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
We believe that our operating cash flow, cash and cash equivalents and investments, and available borrowing capacity, will be sufficient to fund our anticipated operating expenses and capital expenditures for at least the next 12 months and the foreseeable future. However, there are multiple factors that could impact our future liquidity, including our business performance, ability to collect payments from advertisers, having to pay media partners even if advertisers default on their payments, or other factors described under Item 1A “Risk Factors” included in our 2024 Form 10-K and subsequent reports filed with the SEC.
Sources of Liquidity
Our primary sources of liquidity are cash receipts from our advertisers, cash and cash equivalents, investments in marketable securities, and the available capacity under our 2025 Revolving Facility discussed below.
We have historically experienced higher cash collections during our first quarter due to seasonally strong fourth quarter sales, and, as a result, our working capital needs typically decrease during the first quarter. We generally expect these trends to continue in future periods.
As of March 31, 2025, our available liquidity was follows:

March 31, 2025
(In thousands)
Cash and cash equivalents (1)	$136,312
Short-term investments	19,567
2025 Revolving Facility (2)	100,000
Total	$255,879
_____________________________________________
(1)     As of March 31, 2025, approximately $73.3 million of our cash and cash equivalents was held outside of the United States by our non-U.S. subsidiaries. As of March 31, 2025 we plan to either reinvest indefinitely our earnings from our foreign subsidiaries or repatriate them tax-neutrally. We are in the process of evaluating our cash requirements post-Acquisition. If future earnings are repatriated and we are unable to do so in a tax-neutral manner, we may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and income taxes.
(2) On February 3, 2025, we entered into the Credit Agreement, which established the Credit Facilities, including the 2025 Revolving Facility and Bridge Facility, and our subsidiary, Midco, borrowed $625 million in aggregate principal amount of Bridge Loans under the Bridge Facility to finance the cash portion of the Acquisition consideration and the related transaction fees, costs and expenses. On February 11, 2025, the Bridge Facility, including accrued and unpaid interest thereon, was fully repaid and cancelled using proceeds from the Offering (as discussed below) and cash on hand.

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
The 2025 Revolving Facility may be used for working capital and other general corporate purposes of the Company and our subsidiaries. Up to $10.0 million of the 2025 Revolving Facility is available in the form of letters of credit and up to $20.0 million of the 2025 Revolving Facility is available in the form of swingline loans. The Company may seek incremental commitments under the 2025 Revolving Facility from lenders or other financial institutions up to an aggregate principal amount equal to the greater of $62.5 million and 25% of the Company’s EBITDA (as defined in the Credit Agreement). The 2025 Revolving Facility lenders will not be under any obligation to provide any such incremental commitments, and any such increase in commitments will be subject to certain customary conditions precedent.

Additional wholly-owned subsidiaries of the Company organized in certain jurisdictions may become borrowers under the 2025 Revolving Facility from time to time. The Credit Facilities are senior secured obligations of the Company, Midco and the Credit Facilities Guarantors (as defined in Note 9), provided, that, with respect to the application of proceeds from enforcement or distressed disposals of collateral, the 2025 Revolving Facility will rank super senior to other senior secured indebtedness of the Company, Midco and the Credit Facilities Guarantors, including the Bridge Facility.

The Credit Agreement includes a customary springing financial covenant with respect to the 2025 Revolving Facility that will require the Company and our restricted subsidiaries to comply with a maximum senior secured net leverage ratio from and after the fiscal quarter ending September 30, 2025, in the event that utilization under the 2025 Revolving Facility exceeds 40%.
In connection with the entry into the Credit Agreement described above, we terminated the Second Amended and Restated Loan and Security Agreement, dated as of November 2, 2021, by and among the Company, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, Zemanta Holding USA Inc. and Zemanta Inc. and replaced it with the new 2025 Revolving Credit Facility.
We were in compliance with the covenants under each of the respective credit facilities as of March 31, 2025 and December 31, 2024. See Note 9 to the accompanying condensed consolidated financial statements for additional information related to terms and conditions, covenants, guarantees, and events of default.
Material Cash Requirements
We plan to meet our liquidity needs through available cash, cash generated from our operations and our borrowing capacity. Our primary uses of liquidity are payments to our media partners, our operating expenses, capital expenditures, our long-term debt and the related interest payments. We primarily use our operating cash for payments due to media partners and vendors, as well as for personnel costs, and other employee-related expenditures. Our contracts with media partners are generally variable based bids on impressions or guaranteed minimum payments if the media partner reaches certain performance targets, and for legacy Outbrain may also include revenue share arrangements with media partners. See “Definitions of Financial and Performance Measures —Traffic Acquisition Costs.” We may also acquire or make investments in complementary companies or technologies, such as our recent Acquisition.
Debt Obligations
The following table presents our debt obligations as of March 31, 2025. We had no borrowings outstanding as of December 31, 2024.

March 31, 2025
(In thousands)
10% Senior Secured Notes (1)	$637,500
Debt discount	(11,966)
Unamortized debt issuance costs	(14,718)
Total long-term debt	610,816
Short-term debt (2)	16,202
Total debt	$627,018
_______________________________________
(1) On February 11, 2025, Midco completed the Offering of the Notes at an issue price of 98.087% of the principal amount thereof in a transaction exempt from registration under the Securities Act. The Notes bear interest from February 11, 2025 at an annual rate of 10.000%, payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2025. The Notes will mature on February 15, 2030.
The Notes are guaranteed, jointly and severally on a secured, unsubordinated basis by the Company and each existing and future wholly-owned subsidiary of Outbrain that becomes a borrower, issuer or guarantor under the 2025 Revolving Facility. The Notes are also secured by first-priority lien over (i) all or substantially all assets of OT Midco, Outbrain and Teads Australia PTY Ltd, a subsidiary of Outbrain in Australia, and (ii) certain assets of some of the other direct and indirect subsidiaries of Outbrain in England and Wales, Canada, Germany, Mexico, Singapore, Switzerland, Luxembourg, Japan, Italy, France and Israel.

The terms of the Indenture, among other things, limit the ability of the Company and our restricted subsidiaries to (i) incur or guarantee additional indebtedness or issue preferred stock, (ii) pay dividends or make other restricted payments; (iii) make certain investments, (iv) transfer and sell assets, (v) create or incur certain liens, (vi) engage in certain transactions with affiliates and (vii) consolidate or merge or transfer all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. The Indenture provides for customary events of default which include, among other things (subject in certain cases to customary grace and cure periods), defaults based on (i) the failure to make payments under the Indenture when due, (ii) breach of covenants, (iii) acceleration of other material indebtedness, (iv) bankruptcy events and (v) material judgments. Generally, if an event of default occurs, the trustee or the holders of at least 30% in principal amount of the then outstanding Notes may declare all of the Notes to be due and payable.
(2) Upon the close of the Acquisition, the Company’s new French subsidiary has an overdraft short-term credit facility with HSBC (the “Overdraft Facility”), which provides Teads France with a revolving line of credit of up to €15 million at a 3-month Euro Interbank Offered Rate (“EURIBOR”), plus a margin of 1.8%, payable quarterly in arrears. This facility may be used to fund general working capital needs of Teads France. Borrowings under this facility are subject to a commission fee of $0.035% per annum, and a facility fee of 1.25% per annum. There are no financial covenants relating to the Overdraft Facility.
See Note 9 to the accompanying condensed consolidated financial statements for additional information relating to our debt obligations.
Other Contractual Cash Obligations
See “Contractual Cash Obligations” disclosure within “Liquidity and Capital Resources” section of our 2024 Form 10-K for detailed disclosures of our other material cash obligations as of December 31, 2024.

The increase in the Company’s future contractual obligation and commitments resulting from our Acquisition primarily relates to the following:
•$637.5 million of the Notes issued on February 11, 2025 to finance the Acquisition;
•future interest payments of approximately $32.6 million in 2025, $63.8 million in each of 2026 through 2029, and $31.9 million in 2030;
•future operating lease obligations, which are included in the maturities of the Company’s lease liabilities under operating leases in Note 8 to our accompanying condensed consolidated financial statements.
The acquired business also has media partner agreements entered into in the normal course of business, the payments under which are contingent on publishers fulfilling their obligations to provide to the Company the related inventory.

Share Repurchases
On December 14, 2022, our Board approved a new stock repurchase program, authorizing us to repurchase up to $30 million of our Common Stock, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The repurchase program may be commenced, suspended, or terminated at any time at our discretion without prior notice. There were no shares repurchased under the stock repurchase program during the three months ended March 31, 2025. During the three months ended March 31, 2024, we repurchased 945,947 shares with a fair value of $3.9 million under the repurchase program. As of March 31, 2025, the remaining availability under our $30 million share repurchase program was $6.6 million.
In addition, we periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of our equity incentive plans and the underlying award agreements. During the three months ended March 31, 2025 and 2024, we withheld 73,000 shares and 37,492 shares, respectively, with a fair value of $0.4 million and $0.2 million, respectively, to satisfy the minimum employee tax withholding obligations.

Capital Expenditures
Our cash flow from investing activities primarily consists of capital expenditures and capitalized software development costs. We spent $2.9 million in capital expenditures during the three months ended March 31, 2025. We currently anticipate that our capital expenditures will be between $7 million and $9 million in 2025, primarily relating to expenditures for servers and related equipment and other equipment. However, actual amounts may vary from these estimates.
Cash Flows
The following table summarizes the major components of our net cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash (used in) provided by operating activities	$(966)	$8,605
Net cash used in investing activities	(546,320)	(4,229)
Net cash provided by (used in) financing activities	596,094	(4,270)
Effect of exchange rate changes	(57)	363
Net increase in cash, cash equivalents and restricted cash	$48,751	$469
Operating Activities
Net cash from operating activities decreased $9.6 million, to net cash used in operating activities of $1.0 million for the three months ended March 31, 2025, as compared to net cash provided by operating activities of $8.6 million for the three months ended March 31, 2024. This decrease was primarily attributable to the $29.7 million decrease in net income after non-cash adjustments during the three months ended March 31, 2025. This decrease was partially offset by higher working capital of $14.6 million, largely driven by favorable changes in accounts receivable and current liabilities, as well as an increase related to other assets of $5.5 million. These net increases in cash were primarily attributable to the cash flow generated by the acquired business, partially offset by cash outflows for transaction and severance costs, and the timing of cash collections.
Our free cash flow for the three months ended March 31, 2025 was use of cash of $6.6 million, as compared to cash flow of $4.6 million for the three months ended March 31, 2024, primarily reflecting lower operating cash flow, as discussed above, as well as capital expenditures. Free cash flow is a supplemental non-GAAP financial measure. See “Non-GAAP Reconciliations” for the related definition and a reconciliation to net cash provided by operating activities.
Investing Activities
Cash related to investing activities decreased $542.1 million to cash used in investing activities of $546.3 million in the three months ended March 31, 2025, from cash used in investing activities of $4.2 million in the three months ended March 31, 2024. This decrease in cash was primarily related to $598.3 million of cash consideration paid, net of cash acquired, in connection with the Acquisition, offset in part by higher net proceeds of $57.7 million from sales and maturities of marketable securities under our investment program (net of purchases), due to lower investments and higher early redemptions of available-for-sale securities in connection with the Acquisition.
Financing Activities
Net cash provided by financing activities increased $600.4 million to net cash provided by financing activities of $596.1 million in the three months ended March 31, 2025, from net cash used in financing activities of $4.3 million in the three months ended March 31, 2024. This increase in net proceeds resulted from debt issuances related to the Acquisition of $625.3 million, net of Bridge Loan repayment, and lower treasury share repurchases of $3.7 million. These increases were partially offset by debt financing related cost payments of $28.2 million.

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
Other than described below, there have been no other material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2024 Form 10-K.
Business Combinations
Accounting for business combinations under ASC 805, Business Combinations, requires management to make significant estimates and assumptions, including the valuation of intangible assets acquired and the determination of fair values of liabilities assumed. Although we believe that the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Recently Issued Accounting Pronouncements
See Note 1 to the accompanying condensed consolidated financial statements for recently issued accounting standards, which may have an impact on our financial statements upon adoption.
JOBS Act Transition Period
We are an emerging growth company as defined in the JOBS Act. The JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of some accounting standards until they would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that have adopted new or revised accounting pronouncements as of public company effective dates. Based on the anticipated total gross revenue of the Company, we expect that we will cease to be an emerging growth company as of December 31, 2025.
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
Foreign Currency Risk

Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates related to our operations and intercompany transactions. Our primary foreign currency exposures are to Euros, the New Israeli Shekels, the British Pound Sterling, among other currencies. Our operating expenses are generally denominated in the currencies in which our operations are located. Foreign currency fluctuations may impact the remeasurement of balances that are denominated in different currencies than the functional currencies of our subsidiaries. In addition, changes in the U.S. Dollar against the currencies of the countries in which we operate impact our operating results, as further described in Item 2, “Results of Operations.” The effect of a hypothetical 10% increase or decrease in our weighted-average exchange rates on our revenue, cost of revenue and operating expenses denominated in foreign currencies would result in a $3.1 million unfavorable or favorable change to our operating income for the three months ended March 31, 2025.
We evaluate periodically the various currencies to which we are exposed and we are a party to, and may from time to time enter into additional foreign currency forward exchange contracts to manage our foreign currency risk and reduce the potential adverse impact from the appreciation or the depreciation of our non-U.S. dollar-denominated operations, as appropriate.
Interest Rate Risk
Our exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States and abroad. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents of $136.3 million, our investments in marketable securities of $19.6 million under our investment program, and any current or future borrowings under our credit facilities. Our investments in marketable securities consist of U.S. Treasuries, U.S. government bonds, commercial paper, U.S. corporate bonds and municipal bonds, all maturing within one year. The primary objectives of our investment program are focused on achieving maximum returns within our investment policy parameters, while preserving capital and maintaining sufficient liquidity. We plan to actively monitor our exposure to the fair value of our investment portfolio in accordance with our policies and procedures, which include monitoring market conditions, to minimize investment risk.
A 100-basis point change in interest rates as of March 31, 2025 would change the fair value of our investment portfolio by approximately $0.1 million. Since our debt investments are classified as available-for-sale, the unrealized gains and losses related to fluctuations in market volatility and interest rates are reflected within accumulated other comprehensive loss within stockholders’ equity in our condensed consolidated balance sheets.
There have been no amounts outstanding under our new $100 million 2025 Revolving Facility pursuant to our Credit Agreement entered into in February 2025, or under our prior revolving credit facility with Silicon Valley Bank. However, as part of the Acquisition, we assumed the Overdraft Facility with a balance of $16.2 million as of March 31, 2025, which carries a variable rate of interest based on the three-month Euro Interbank Offered Rate (“EURIBOR”), plus a margin of 1.8%.
Long-term debt recorded on our condensed consolidated balance sheet as of March 31, 2025 relates to our Notes with a carrying value of $610.8 million, which bears a fixed rate of interest. There was no long-term debt outstanding as of December 31, 2024.
Inflation Risk
Our business is subject to risk associated with inflation. We continue to monitor the impact of inflation to minimize its effects. If our costs, including wages, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs which could negatively impact our business, financial condition, and results of operations. Inflation throughout the broader economy has led and could continue to lead to reduced ad spend and indirectly harm our business, financial condition and results of operations. See Item 1A, “Risk Factors” in our 2024 Form 10-K.
Credit Risk
Financial instruments that subject us to concentration of credit risk are cash and cash equivalents, investments and receivables. As part of our ongoing procedures, we monitor the credit levels and the financial condition of our customers in order to minimize our credit risk and require certain customers with higher potential credit risk to prepay for their campaigns. See Item

1A, “Risk Factors” in our 2024 Form 10-K under “We are subject to payment-related risks that may adversely affect our business, working capital, financial condition and results of operations.” We generally do not factor our accounts receivables (with an exception of $0.2 million factored as of March 31, 2025 by one of our newly acquired subsidiaries), nor do we maintain credit insurance to manage the risk of credit loss. We are also exposed to a risk that the counterparty to our foreign currency forward exchange contracts will fail to meet its contractual obligations. In order to mitigate this risk, we perform an evaluation of our counterparty credit risk and our forward contracts have a term of no more than 18 months.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), as of March 31, 2025. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Except as noted below, there were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Acquisition of Teads
On February 3, 2025, we completed the Acquisition of Teads (see Note 2 to the accompanying condensed consolidated financial statements for additional information). Outbrain was the accounting acquirer in the Acquisition under U.S. GAAP and was subject to Section 404 of the Sarbanes-Oxley Act (“SOX”), while Teads, a privately held company, was not subject to Section 404 of SOX. Teads’ financial results have been included in Outbrain’s financial statements for the period subsequent to the Acquisition, from February 3, 2025 through March 31, 2025. As of March 31, 2025, we are still in the process of evaluating the internal controls of the acquired business and integrating it in our existing operations.
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
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of the Company’s 2024 Form 10-K, which is incorporated herein by reference.
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
In addition, we may from time to time withhold shares in connection with tax obligations related to vesting of restricted stock units in accordance with the terms of our equity incentive plans and the underlying award agreements. The below table sets forth the repurchases of our Common Stock for the three months ended March 31, 2025:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
January 2025	16,679	$6.77	—	$6,615
February 2025	1,280	$7.02	—	$6,615
March 2025	55,041	$4.24	—	$6,615
TOTAL	73,000		—
_____________________
(1) Total number of shares purchased is comprised of shares withheld to satisfy employee tax withholding obligations arising in connection with the vesting and settlement of restricted stock units under our 2007 Omnibus Securities and Incentive Plan and our 2021 Long-Term Incentive Plan.
On February 3, 2025, as part of the equity portion of the consideration for the Acquisition, we reissued 13,429,839 shares of our Treasury Stock at $6.01 per share, or $80.7 million.

Item 5. Other Information.
On March 19, 2025, Asaf Porat, the Company’s Chief Operating Officer, entered into a 10b5-1 plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and is scheduled to expire on September 30, 2026, subject to earlier termination in accordance with its terms. Mr. Porat’s 10b5-1 plan provides for potential sales from time to time of a portion of his shares of the Common Stock, including shares that he could receive upon the future vesting of certain outstanding equity awards, net of any shares surrendered to the Company or sold by Mr. Porat to satisfy withholding taxes, if applicable. If applicable, the number of shares to be surrendered to the Company or sold by Mr. Porat to satisfy withholding taxes, and the resulting number of shares available to be sold pursuant to Mr. Porat’s 10b5-1 Plan, can only be determined upon the occurrence of future vesting events, and any elections or rates regarding such withholding taxes, if applicable, may not be modified by Mr. Porat (other than pursuant to an amendment adopted in accordance with Rule 10b5-1). For purposes of this disclosure, the maximum aggregate number of shares to be sold pursuant to Mr. Porat’s 10b5-1 Plan is 311,036, which does not take into account the number of shares to be withheld upon future vesting events.

EXHIBIT INDEX

Exhibit No.	Description
2.1#
Amendment to the Share Purchase Agreement, dated February 3, 2025, by and among Outbrain Inc., Altice Teads S.A. and TEADS (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on February 3, 2025).

3.1	Amended and Restated Bylaws of the Company, as amended February 3, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on February 3, 2025).
4.1
Amendment to the Investors’ Rights Agreement, dated February 3, 2025, by and among Outbrain Inc. and the other parties thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on February 3, 2025).

4.2#
Indenture, dated as of February 11, 2025, among Outbrain, OT Midco, the subsidiary guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and security agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on February 11, 2025).

4.3	Form of 10.000% Senior Secured Notes due 2030 (included in Exhibit 4.2).
10.1*†	Employment Agreement, dated as of March 21, 2014, by and among Outbrain Israel Ltd. and Asaf Porat.
10.2*†	Change of Employment Terms, dated as of May 4, 2021, by and between the Company and Asaf Porat.
10.3#^
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

10.4
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
# Certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulations S-K, but will be furnished to the SEC upon request.
^ Portions of Exhibit 10.3 have been redacted in accordance with Item 601(b)(2)(ii) of Regulation S-K.
† Compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 2025.

OUTBRAIN INC.

By:	/s/ David Kostman
Name: David Kostman
Title: Chief Executive Officer

By:	/s/ Jason Kiviat
Name: Jason Kiviat
Title: Chief Financial Officer