Form 10-Q
period 2025-06-30
Teads Holding Co.
filed 2025-08-08
CIK 1454938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission file number 001-40643
Teads Holding Co.
(Exact name of registrant as specified in its charter)

Delaware	20-5391629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 West 19th Street,	New York,	NY	10011
(Address of Principal Executive Offices) (Zip Code)
Registrant's telephone number, including area code: (646) 867-0149
Outbrain Inc.
(Former name, former address, and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	TEAD	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of July 31, 2025, Teads Holding Co. had 94,971,708 shares of common stock outstanding.

Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements may include, without limitation, statements generally relating to possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives, and statements relating to the acquisition (the “Acquisition”) by Outbrain Inc. of TEADS, a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Legacy Teads”), following which we changed our corporate name to Teads Holding Co. (hereinafter, together with its subsidiaries, the “Company” or “Teads”). You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “guidance,” “outlook,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “foresee,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions or are not statements of historical fact. We have based these forward-looking statements largely on our expectations and projections regarding future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including, but not limited to:
•our ability to successfully integrate Legacy Teads or manage the combined business effectively;
•our ability to realize anticipated benefits and synergies of the Acquisition, including, among other things, operating efficiencies, revenue synergies and other cost savings;
•our due diligence investigation of Legacy Teads may have been inadequate and risks related to Legacy Teads’ business may materialize;
•unexpected costs, charges or expenses resulting from the Acquisition;
•our ability to raise additional financing in the future to fund our operations, which may not be available to us on favorable terms or at all;
•our ability to attract and retain customers, management and other key personnel;
•the volatility of the market price of the Common Stock, $.001 par value per share (the “Common Stock”);
•overall advertising demand and traffic generated by our media partners;
•factors that affect advertising demand and spending, such as the continuation or worsening of unfavorable economic or business conditions or downturns, instability or volatility in financial markets, tariffs and trade wars and other events or factors outside of our control, such as U.S. and global recession concerns, geopolitical concerns, including the ongoing war between Ukraine-Russia and conditions in Israel, Iran and the Middle East generally, supply chain issues, inflationary pressures, labor market volatility, bank closures or disruptions, the impact of challenging economic conditions, new or proposed legislation or other political and policy changes or uncertainties in the U.S., and other factors that have and may further impact advertisers’ ability to pay;
•our ability to continue to innovate, and adoption by our advertisers and media partners of our expanding solutions;
•the potential impact of artificial intelligence (“AI”) on our industry, our ability to adapt to advancements in AI within the context of the Open Internet and display advertising, and our need to invest in AI-based solutions;
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
•conditions in Israel, including the ongoing conflict between Israel and Hamas and any conflicts with other terrorist organizations or the conflict between Israel and Iran and any conflicts with other countries;

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
•the timing and execution of any cost-saving measures and the impact on our business or strategy; and
•the risks described in the section entitled “Risk Factors” and elsewhere in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2024 (the “2024 Form 10-K”).
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

Part I Financial Information
Item 1. Financial Statements
TEADS HOLDING CO.
Condensed Consolidated Balance Sheets
(In thousands, except for number of shares and par value)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$149,449	$89,094
Short-term investments in marketable securities	16,693	77,035
Accounts receivable, net of allowances	337,682	149,167
Prepaid expenses and other current assets	47,486	27,835
Total current assets	551,310	343,131
Non-current assets:
Property, equipment and capitalized software, net	48,265	45,250
Operating lease right-of-use assets, net	26,315	15,047
Intangible assets, net	403,438	16,928
Goodwill	633,247	63,063
Deferred tax assets	62,364	40,825
Indemnification asset	26,406	—
Other assets	23,568	24,969
TOTAL ASSETS	$1,774,913	$549,213

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$290,475	$206,920
Accrued compensation and benefits	42,462	19,430
Deferred revenue	11,517	6,932
Short-term debt	17,562	—
Accrued and other current liabilities	140,597	56,189
Total current liabilities	502,613	289,471
Non-current liabilities:
Long-term debt	602,962	—
Operating lease liabilities, non-current	19,619	11,783
Deferred tax liabilities	67,218	1,554
Contingent tax liabilities	38,395	9,343
Other liabilities	12,144	5,719
TOTAL LIABILITIES	$1,242,951	$317,870

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, par value of $0.001 per share − one billion shares authorized; 95,095,445 shares issued and 94,969,026 shares outstanding as of June 30, 2025; 63,503,274 shares issued and 50,090,114 shares outstanding as of December 31, 2024	95	64
Preferred stock, par value of $0.001 per share − 100,000,000 shares authorized, none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	678,463	484,541
Treasury stock, at cost − 126,429 shares as of June 30, 2025 and 13,413,160 shares as of December 31, 2024	(440)	(74,289)
Accumulated other comprehensive income (loss)	92,493	(9,480)
Accumulated deficit	(238,649)	(169,493)
TOTAL STOCKHOLDERS’ EQUITY	531,962	231,343
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,774,913	$549,213

See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO.
Condensed Consolidated Statements of Operations
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$343,096	$214,148	$629,453	$431,112
Cost of revenue:
Traffic acquisition costs	198,927	158,191	382,162	323,001
Other cost of revenue	23,905	10,381	44,377	20,940
Total cost of revenue	222,832	168,572	426,539	343,941
Gross profit	120,264	45,576	202,914	87,171
Operating expenses:
Research and development	13,285	9,330	27,264	18,523
Sales and marketing	79,676	24,377	133,413	47,994
General and administrative	27,888	16,921	64,365	32,136
Impairment charges	—	—	15,614	—
Restructuring charges	1,674	575	8,953	742
Total operating expenses	122,523	51,203	249,609	99,395
Loss from operations	(2,259)	(5,627)	(46,695)	(12,224)
Other (expense) income:
Gain on repurchase of long-term debt	1,225	—	1,225	—
Interest expense	(17,524)	(569)	(40,648)	(1,506)
Other (expense) income and interest income, net	(1,506)	2,746	(1,990)	4,151
Total other (expense) income, net	(17,805)	2,177	(41,413)	2,645
Loss before income taxes	(20,064)	(3,450)	(88,108)	(9,579)
Benefit from income taxes	(5,751)	(1,251)	(18,952)	(2,339)
Net loss	$(14,313)	$(2,199)	$(69,156)	$(7,240)

Weighted average shares outstanding:
Basic	94,492,931	48,922,017	86,269,441	49,093,515
Diluted	94,492,931	48,922,017	86,269,441	49,093,515

Net loss per common share:
Basic	$(0.15)	$(0.04)	$(0.80)	$(0.15)
Diluted	$(0.15)	$(0.04)	$(0.80)	$(0.15)

See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(14,313)	$(2,199)	$(69,156)	$(7,240)
Other comprehensive income (loss):
Foreign currency translation adjustments	67,780	(1,143)	102,043	(1,045)
Unrealized gain (loss) on available-for-sale investments in debt securities (net of taxes of $(1) and $19 for the three months ended June 30, 2025 and 2024, respectively and $21 and $93 for the six months ended June 30, 2025 and 2024, respectively)	6	(64)	(70)	(310)
Total other comprehensive income (loss)	67,786	(1,207)	101,973	(1,355)
Comprehensive income (loss)	$53,473	$(3,406)	$32,817	$(8,595)
See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except for number of shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2025	63,503,274	$64	$484,541	(13,413,160)	$(74,289)	$(9,480)	$(169,493)	$231,343
Acquisition of Teads	30,320,161	30	186,864	13,429,839	74,402	—	—	261,296
Vesting of restricted stock units, net of shares withheld for taxes	526,076	—	—	(73,000)	(355)	—	—	(355)
Stock-based compensation	—	—	3,037	—	—	—	—	3,037
Other comprehensive income	—	—	—	—	—	34,187	—	34,187
Net loss	—	—	—	—	—	—	(54,843)	(54,843)
Balance – March 31, 2025	94,349,511	$94	$674,442	(56,321)	$(242)	$24,707	$(224,336)	$474,665
Vesting of restricted stock units, net of shares withheld for taxes	745,944	1	(1)	(70,108)	(198)	—	—	(198)
Stock-based compensation	—	—	4,022	—	—	—	—	4,022
Other comprehensive income	—	—	—	—	—	67,786	—	67,786
Net loss	—	—	—	—	—	—	(14,313)	(14,313)
Balance – June 30, 2025	95,095,455	$95	$678,463	(126,429)	$(440)	$92,493	$(238,649)	$531,962

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2024	61,567,520	$62	$468,525	(11,841,002)	$(67,689)	$(9,052)	$(168,782)	$223,064
Vesting of restricted stock units, net of shares withheld for taxes	348,151	—	—	(37,492)	(153)	—	—	(153)
Shares repurchased under the share repurchase program	—	—		(945,947)	(3,862)	—	—	(3,862)
Stock-based compensation	—	—	3,068	—	—	—	—	3,068
Other comprehensive loss	—	—	—	—	—	(148)	—	(148)
Net loss	—	—	—	—	—	—	(5,041)	(5,041)
Balance – March 31, 2024	61,915,671	$62	$471,593	(12,824,441)	$(71,704)	$(9,200)	$(173,823)	$216,928
Vesting of restricted stock units, net of shares withheld for taxes	635,263	1	(1)	(47,088)	(207)	—	—	(207)
Shares repurchased under the share repurchase program	—	—	—	(464,054)	(2,000)	—	—	(2,000)
Stock-based compensation	—	—	4,661	—	—	—	—	4,661
Other comprehensive loss	—	—	—	—	—	(1,207)	—	(1,207)
Net loss	—	—	—	—	—	—	(2,199)	(2,199)
Balance – June 30, 2024	62,550,934	$63	$476,253	(13,335,583)	$(73,911)	$(10,407)	$(176,022)	$215,976
See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO.
Condensed Consolidated Statements of Cash Flows
(In thousands, Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,156)	$(7,240)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on repurchase of long-term debt	(1,225)	—
Depreciation and amortization of property and equipment	4,896	3,117
Amortization of capitalized software development costs	4,775	4,830
Amortization of intangible assets	21,539	1,704
Amortization of discount on marketable securities	(721)	(1,280)
Stock-based compensation	6,731	7,435
Non-cash operating lease expense	5,198	2,486
Provision for credit losses	1,464	2,433
Amortization of debt issuance costs	14,087	—
Deferred income taxes	(31,847)	(4,742)
Impairment of assets	15,614	—
Unrealized foreign currency transaction losses	4,145	234
Other	25	52
Changes in operating assets and liabilities:
Accounts receivable	38,572	32,081
Prepaid expenses and other current assets	13,344	5,610
Accounts payable and other current liabilities	(2,150)	(33,356)
Operating lease liabilities	(5,426)	(2,423)
Deferred revenue	(2,850)	(1,816)
Other non-current assets and liabilities	7,063	3,111
Net cash provided by operating activities	24,078	12,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of cash acquired	(598,319)	(181)
Purchases of property and equipment	(4,064)	(2,140)
Capitalized software development costs	(7,105)	(5,130)
Purchases of marketable securities	(16,603)	(52,012)
Proceeds from sales and maturities of marketable securities	77,221	58,767
Other	1	(63)
Net cash used in investing activities	(548,869)	(759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Bridge Facility	625,000	—
Repayments of borrowings under the Bridge Facility	(625,000)	—
Proceeds from senior secured notes	625,305	—
Partial repayment of senior secured notes	(7,674)	—
Payment of deferred financing costs	(30,801)	—
Payment of stock issuance costs	(775)	—
Treasury stock repurchases and share withholdings on vested awards	(553)	(6,222)
Principal payments on finance lease obligations	—	(263)
Proceeds from bank overdrafts, net	51	—
Net cash provided by (used in) financing activities	585,553	(6,485)

Effect of exchange rate changes	147	(392)

Net increase in cash, cash equivalents and restricted cash	60,909	4,600
Cash, cash equivalents and restricted cash — Beginning	89,725	71,079
Cash, cash equivalents and restricted cash — Ending	$150,634	$75,679

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$149,449	$75,080
Restricted cash, included in other assets	$1,185	$599
Total cash, cash equivalents, and restricted cash	$150,634	$75,679

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Six Months Ended June 30,
	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$13,014	$8,531
Cash paid for interest	$2,095	$1,943

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock consideration issued for acquisition of a business	$262,938	$—
Purchases of property and equipment included in accounts payable	$1,405	$2,172
Operating lease right-of-use assets obtained in exchange for lease obligations	$13,614	$5,940
Stock-based compensation capitalized for software development costs	$328	$294
Unpaid deferred financing costs in accounts payable and accrued expenses	$242	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization, Description of Business and Summary of Significant Accounting Policies
Organization and Description of Business
On June 6, 2025, Outbrain Inc. (“Outbrain”), operating under the new Teads brand following Outbrain’s acquisition (the “Acquisition”) of TEADS, a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Legacy Teads”) in February 2025, completed its corporate name change from Outbrain Inc. to Teads Holding Co. (together with its subsidiaries, “Teads,” the “Company,” “we,” “our,” or “us”). Combining the offerings of Outbrain and Legacy Teads, the Company is a leading omnichannel advertising platform focused on driving outcomes across the Open Internet. The Company is headquartered in New York, New York with various wholly-owned subsidiaries, including in Europe, the Middle East and Asia. Teads Holding Co.’s Common Stock, par value $0.001 per share (“Common Stock”), began trading on The Nasdaq Stock Market LLC under the new “TEAD” ticker symbol effective June 10, 2025.
The Company generates revenue from advertisers purchasing media owner inventory through its platforms. Teads is the omnichannel outcomes platform for the Open Internet, driving full-funnel results for marketers across premium media. With a focus on meaningful business outcomes, the Company ensures value is driven with every media dollar by leveraging predictive AI technology to connect quality media, beautiful brand creative, and context-driven addressability and measurement. The Company’s platform provides advertisements on media owners’ online properties. The Company generates revenue from advertisers through consumer engagements with advertisements that it delivers across a variety of third-party media owners’ online properties, including through connected TV (“CTV”). Advertising campaigns are priced using various models, including cost per click (“CPC”), cost per thousand impressions (“CPM”) or other actions, such as a cost per view (“CPV”) based on a number of completed video views. Accordingly, revenues are recognized when an action associated with an advertisement occurs, whether that be an ad is clicked on, displayed or viewed by the end user. The Company pays traffic acquisition costs to its media owner partners on whose digital properties the advertisements are shown.
Basis of Presentation
The accompanying condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 7, 2025 ("2024 Form 10-K").
On February 3, 2025, Outbrain completed the previously announced Acquisition. As such, the accompanying condensed consolidated financial statements of the Company include the results of operations for Legacy Teads from February 3, 2025 through June 30, 2025. As a result of the Acquisition, the financial information presented as of and for the three and six months ended June 30, 2025 is not directly comparable to our financial information presented for the corresponding prior year periods.
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

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Advertising campaigns are priced using various models, including CPC, CPM or other actions, such as a CPV based on a number of completed video views. Accordingly, revenues are recognized when an action associated with an advertisement occurs, whether that be an ad is clicked on, displayed or viewed by the end user.
Variable consideration, including allowances, discounts, refunds, credits, incentives, or other price concessions, is estimated and recorded at the time that related revenue is recognized. Advance payments from advertisers for future services represent contract liabilities and are recorded as deferred revenue in the Company’s consolidated balance sheets.
The determination of whether revenue should be reported on a gross or a net basis involves judgment. In general, the Company acts as a principal on behalf of its advertisers and revenue is recognized gross of any costs that it remits to the media partners. In these cases, the Company determined that it controls the advertising inventory before it is transferred to its advertisers. The Company’s control is evidenced by its ability to monetize the advertising inventory before it is transferred to its advertisers. For those revenue arrangements where the customer controls the advertising inventory and retains the inventory risk, the Company is the agent and recognizes revenue on a net basis. The Company recognizes revenue net of applicable sales taxes.
Contract Balances. There were no contract assets as of June 30, 2025 or December 31, 2024. Contract liabilities primarily relate to advance payments and consideration received from customers. As of June 30, 2025 and December 31, 2024, the Company’s contract liabilities were recorded as deferred revenue in its consolidated balance sheets. See Note 16 for disaggregation of the Company’s revenue based on geography of where the Company’s marketers are physically located.
Cost of Revenue
Traffic Acquisition Costs. Traffic acquisition costs consist of amounts the Company owes to media partners for the purchase of or use of inventory. The Company incurs costs with its media partners, which may be publishers or third-party intermediaries, in the period in which certain actions, such as click-throughs, impressions or views, occur. Such costs due to media partners are based on the media partners’ contractual revenue share, a CPM model or guaranteed rates of payment based on certain media partner conditions. In some circumstances, the Company incurs costs based on a guaranteed minimum payment, which may be based on either impressions, page views or a fixed amount if the partner reaches certain performance targets, in exchange for guaranteed placement on specified portions of the media owners’ online properties. Traffic acquisition costs also include amounts payable to media partners whose supply is purchased programmatically.

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Certain Risks and Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments in marketable securities, and accounts receivable. The Company’s cash and cash equivalents, restricted cash and investments in marketable securities are generally invested in high-credit quality financial instruments with both banks and financial institutions to reduce the amount of exposure to any single financial institution.
The Company generally does not require collateral to secure accounts receivable, with the exception of certain customers with higher potential credit risk who are required to prepay for their campaigns. No single advertiser accounted for 10% or more of the Company’s total revenue for the three and six months ended June 30, 2025 or 2024, or 10% or more of its gross accounts receivable balance as of June 30, 2025 and December 31, 2024. During the three and six months ended June 30, 2025 and 2024, none of the Company’s media owners accounted for 10% of its total traffic acquisition costs.
Segment Information
The Company has one operating and reporting segment. The Company’s chief operating decision maker is its Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis.
New Accounting Pronouncements
Under the JOBS Act, the Company meets the definition of an emerging growth company (“EGC”) and can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards would otherwise apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the Company is no longer an EGC or until the Company affirmatively and irrevocably opts out of the extended transition period. Based on the anticipated total gross revenue of the Company, the Company expects that it will cease to be an EGC as of December 31, 2025.
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

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
2. Acquisition
On February 3, 2025, the Company completed the Acquisition, with consideration paid at the closing of approximately $0.9 billion, comprised of a cash payment of $625 million, subject to certain customary adjustments, and 43.75 million shares of Outbrain’s Common Stock, pursuant to Amendment No. 1 to the definitive share purchase agreement, dated August 1, 2024, by and between the Company, Altice Teads S.A. (“Altice Teads”), a public limited liability company (société anonyme) incorporated and existing under the laws of the Grand Duchy of Luxembourg and the sole shareholder of Teads, and Teads, as amended (the “SPA). The Company also appointed two additional new directors designated by Altice Teads to its Board of Directors, as required by the SPA. Following the closing, Altice Teads owned approximately 46.6% of the Company’s issued and outstanding shares of Common Stock. The Acquisition combined the offerings of Outbrain and Legacy Teads into one of the largest Open Internet platforms, allowing the combined company to better serve enterprise brands and agencies, as well as mid-market and direct response advertisers across different media environments.
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
This Acquisition was accounted for as a business combination under Accounting Standards Codification 805, “Business Combinations,” using the acquisition method of accounting and Outbrain was determined to be the accounting acquirer. During the three and six months ended June 30, 2025, the Company recorded transaction costs (direct acquisition costs) of $1.1 million and $12.1 million, respectively, which were included in general and administrative expenses in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2025. The Company allocated the purchase price to identifiable assets acquired based on their estimated fair values at acquisition date, which required management to use significant judgment and estimates, including valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and identifying comparable companies. The Company engaged third-party valuation specialists to assist in determining the fair values of the acquired assets and liabilities.

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the preliminary allocation of the purchase price to the identifiable assets and liabilities based on their estimated fair values as of the Acquisition date:

	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Preliminary Purchase Price Allocation (As Adjusted)
	(in thousands)
Cash and cash equivalents	$23,619	$—	$23,619
Accounts receivable, net	210,317	(1,720)	208,597
Prepaid expenses and other current assets	26,581	—	26,581
Property and equipment	3,581	—	3,581
Operating lease right of use assets	13,218	—	13,218
Other intangible assets	384,400	—	384,400
Indemnification assets	26,305	(922)	25,383
Other assets	2,076	—	2,076
Total assets acquired	$690,097	$(2,642)	$687,455
Accounts payable	69,687	—	69,687
Accrued compensation and benefits	34,341	—	34,341
Accrued and other liabilities	79,724	(821)	78,903
Short-term borrowings	15,424	—	15,424
Deferred tax liability	66,513	104	66,617
Contingent tax liabilities	26,305	(922)	25,383
Operating lease liabilities, noncurrent	9,830	—	9,830
Other long-term liabilities	4,966	—	4,966
Total liabilities assumed	$306,790	$(1,639)	$305,151
Net assets acquired	383,307	(1,003)	382,304
Goodwill	501,579	1,003	502,582
Total consideration	$884,886	$—	$884,886
The above purchase price allocation of the fair values of the assets acquired and liabilities assumed is preliminary and is subject to change, as the Company’s estimates of consideration and other balances, such as intangibles, goodwill, and deferred income taxes are finalized during the measurement period, up to a year from the Acquisition date. Measurement period adjustments are based on information about facts and circumstances that existed at the Acquisition date that, if known, would have impacted the amounts recognized on that date.

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
The Company also recorded an indemnification asset and a corresponding liability of $25.4 million related to certain tax matters that existed prior to the Acquisition, for which Altice Teads has agreed to provide an indemnity (see Note 11 for further details). The indemnification asset and liability are included within indemnification asset and contingent tax liabilities in our condensed consolidated balance sheet as of June 30, 2025. Altice Teads’ indemnification obligation may be increased if other indemnified risks materialize and will remain in place until all covered matters are resolved.

TEADS HOLDING CO.
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

Pro forma financial information
The Company’s consolidated statements of operations include Teads’ results of operations from February 3, 2025 through June 30, 2025. For the three months ended June 30, 2025, the Legacy Teads business contributed revenue and net loss of $139.1 million and $14.5 million, respectively. For the period from February 3, 2025 to June 30, 2025, the Legacy Teads business contributed revenues and net loss of $219.4 million and $36.9 million, respectively. These amounts include the interest expense on the debt used to finance the Acquisition and the amortization of intangible assets recognized on Acquisition.
The following unaudited pro forma financial information for the periods presented are based on our historical consolidated financial statements, adjusted to reflect the Acquisition as if it occurred on January 1, 2024. The unaudited pro forma financial results are as follows:

	Six Months Ended		Three Months Ended
	June 30, 2025	June 30, 2024	June 30, 2024
	(In thousands)
Revenue	$659,940	$710,143	$367,814
Net income	$(97,569)	$(18,771)	$(604)
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
3. Restructuring
2025 Restructuring Plan
On February 3, 2025, in connection with the completion of the Acquisition, the Company announced a restructuring plan (the “Plan”), as part of its efforts to streamline operations and reduce duplication of roles. The Plan involves a reduction in workforce of approximately 15%. The Company estimates that it will incur approximately $14 million to $20 million in charges in connection with the Plan, of which approximately $10 million to $12 million is expected to be incurred in 2025. These charges primarily consist of severance and other related payments.
The actions associated with the employee restructuring under the Plan were initiated in February 2025, were implemented in large part in the second quarter of 2025 and are expected to be completed by the first quarter of 2026. The estimates of the charges and expenditures that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions, and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Plan. The Company recorded the following pre-tax charges within restructuring charges in its condensed consolidated statement of operations for the periods presented:

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	(In thousands)
Severance and related costs	$1,425		$8,272
Legal costs	249		681
Total restructuring charges	$1,674	(1)	$8,953	(2)
_________________________
(1) Includes $0.9 million related to sales and marketing and $0.8 million related to general and administrative expenses.
(2) Includes $0.8 million related to research and development, $5.9 million related to sales and marketing and $2.3 million related to general and administrative expenses.
The employee severance and related costs for the six months ended June 30, 2025 are related to the termination of approximately 194 employees.
The following table summarizes accrued severance and related liabilities recorded within accrued compensation and benefits and accrued and other current liabilities in the Company’s condensed consolidated balance sheets for the six months ended June 30, 2025.

	Severance and related costs	Legal costs	Total
	(In thousands)
Restructuring charges	$8,272	$681	$8,953
Cash payments	(5,982)	(181)	(6,163)
Foreign currency translation	15	—	15
Balance as of June 30, 2025	$2,305	$500	$2,805
4. Investments in Marketable Securities
All of the Company’s debt securities are classified as available-for-sale. The Company’s cash equivalents and investments as of June 30, 2025 and December 31, 2024 consisted of the following:

		June 30, 2025
(In thousands)	Fair Value Level	Amortized cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments
Money market funds	1	$26,789	$—	$—	$26,789	$26,789	$—
U.S. Treasuries	2	3,738	—	(1)	3,737	—	3,737
U.S. Government bonds	2	4,096	—	(1)	4,095	4,095	—
Commercial paper	2	9,951	—	(5)	9,946	1,998	7,948
U.S. Corporate bonds	2	5,010	—	(2)	5,008	—	5,008
Total cash equivalents and investments		$49,584	$—	$(9)	$49,575	$32,882	$16,693

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
__________________________
(1) The amortized cost of debt securities excludes accrued interest of $0.1 million and $0.7 million, respectively, recorded within prepaid expenses and other current assets in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.
During the six months ended June 30, 2025, proceeds from the sales of securities were $22.5 million, which included gross realized gains of approximately $0.1 million, which were released from other comprehensive loss and recorded within interest income and other income, net in the Company’s condensed consolidated statement of operations for the period. The gross realized gains and losses were determined using the specific identification method.
As of June 30, 2025, all of the Company’s available-for-sale securities with a fair value of $49.6 million mature within one year.
As of June 30, 2025 and December 31, 2024, the Company’s investments have been in an immaterial gross unrealized loss position for less than 12 months. As such, no allowance for credit losses was recorded for these securities as of June 30, 2025 and December 31, 2024.
5. Goodwill and Intangible Assets
The changes in the carrying value of the Company’s goodwill balance was as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Goodwill, opening balance	$63,063	$63,063
Acquisition of Teads	502,582	—
Foreign currency translation	67,602	—
Goodwill, closing balance	$633,247	$63,063
The Company has not recorded any impairments and has no accumulated impairments of goodwill.

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows:

	June 30, 2025
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
		(In thousands)
Developed technology	5.0 years	$91,718	$(15,191)	$76,527
Customer relationships	10.3 years	264,497	(16,422)	248,075
Publisher relationships	8.0 years	64,643	(11,554)	53,089
Trade names	11.0 years	27,486	(2,300)	25,186
Other	15.8 years	906	(345)	561
Total intangible assets, net		$449,250	$(45,812)	$403,438

	December 31, 2024
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
		(In thousands)
Developed technology	8.0 years	$18,411	$(12,149)	$6,262
Customer relationships	5.0 years	5,743	(5,448)	295
Publisher relationships	8.0 years	18,509	(11,747)	6,762
Trade names	8.8 years	5,235	(2,328)	2,907
Content provider relationships	5.0 years	284	(169)	115
Other	15.8 years	906	(319)	587
Total intangible assets, net		$49,088	$(32,160)	$16,928
During the six months ended June 30, 2025, in connection with the post-merger integration of the newly acquired Teads business, the Company made a decision to discontinue its video product offering associated with its prior acquisition of vi. Accordingly, the Company fully wrote off the associated intangible assets, as detailed below:

Six Months Ended June 30, 2025
(In thousands)
Developed technology	$5,950
Customer relationships	259
Publisher relationships	6,426
Trade names	2,373
Content provider relationships	100
Impairment charge	$15,108
No impairment charges were recorded for the Company’s intangible assets subject to amortization during the three and six months ended June 30, 2024.

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2025, estimated amortization related to the Company’s identifiable Acquisition-related intangible assets in future periods was as follows:

Amount
(In thousands)
Remainder of 2025	$26,577
2026	53,154
2027	52,993
2028	52,939
2029	52,939
Thereafter	164,836
Total	$403,438
6. Balance Sheet Components
Accounts Receivable and Allowance for Credit Losses
Accounts receivable, net of allowance for credit losses consists of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Accounts receivable	$343,898	$155,089
Allowance for credit losses	(6,216)	(5,922)
Accounts receivable, net of allowance for credit losses	$337,682	$149,167
The allowance for credit losses consists of the following activity:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
	(In thousands)
Allowance for credit losses, beginning balance	$5,922	$10,380
Provision for credit losses	1,737	2,445
Write-offs, net of recoveries	(1,443)	(6,903)
Allowance for credit losses, ending balance	$6,216	$5,922
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Prepaid taxes	$20,162	$9,247
Prepaid traffic acquisition costs	9,109	11,379
Prepaid software licenses	4,644	2,233
Other prepaid expenses and other current assets	13,571	4,976
Total prepaid expenses and other current assets	$47,486	$27,835

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consists of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Capitalized software development costs(1)	$94,477	$88,302
Computer and equipment	69,149	68,303
Leasehold improvements	4,207	3,036
Software	3,362	3,137
Furniture and fixtures	1,597	978
Property, equipment, and capitalized software, gross	172,792	163,756
Less: accumulated depreciation and amortization	(124,527)	(118,506)
Total property, equipment and capitalized software, net	$48,265	$45,250
_____________________
(1) During the six months ended June 30, 2025, in connection with the post-merger integration following the Acquisition, the Company decided to discontinue its vi video product offering and recorded a charge of $0.4 million to fully impair the remaining unamortized capitalized software development costs associated with this technology.
Accrued and Other Current Liabilities
Accrued and other current liabilities consists of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Accrued agency commissions	$60,384	$18,053
Interest payable	24,437	58
Accrued tax liabilities	21,385	9,002
Accrued professional fees	12,120	18,630
Operating lease obligations, current	8,879	4,033
Other	13,392	6,413
Total accrued and other current liabilities	$140,597	$56,189
The Company’s accounts payable includes $223.9 million and $193.4 million of traffic acquisition costs as of June 30, 2025 and December 31, 2024, respectively.
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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Level III — Valuations based on unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	June 30, 2025
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$26,789	$22,786	$—	$49,575
Restricted time deposit (2)	—	1,185	—	1,185
Severance pay fund deposits (2)	—	5,310	—	5,310
Foreign currency forward contract (3)	—	1,530	—	1,530
Total financial assets	$26,789	$30,811	$—	$57,600
Financial Liabilities:
Foreign currency forward contract (4)	—	107	—	107
Total financial liabilities	$—	$107	$—	$107

	December 31, 2024
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$30,754	$95,161	$—	$125,915
Restricted time deposit (2)	—	631	—	631
Severance pay fund deposits (2)	—	5,255	—	5,255
Foreign currency forward contract (3)	—	493	—	493
Total financial assets	$30,754	$101,540	$—	$132,294
Financial Liabilities:
Foreign currency forward contract (4)	—	193	—	193
Total financial liabilities	$—	$193	$—	$193
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
The Company enters into foreign currency forward exchange contracts to manage the effects of fluctuations in foreign currency exchange rates on its net cash flows from non-U.S. dollar denominated operations. Pursuant to the new master netting agreement entered into in February 2025, the Company may set off the amounts payable in the same currency. However, the Company records the fair values of the assets and liabilities relating to its undesignated foreign currency forward contracts on a gross basis in its condensed consolidated balance sheets and no amounts have been offset. The Company was required to post $0.5 million of cash collateral as of June 30, 2025.
By entering into foreign currency forward contracts, the Company is exposed to a potential credit risk that the counterparty to its contracts will fail to meet its contractual obligations. If a counterparty fails to perform, the Company’s maximum credit risk exposure would be the positive fair value of the foreign currency forward contracts, or any asset balance, which represents the amount the counterparty owes to the Company. In order to mitigate the counterparty risk, the Company performs an evaluation of its counterparty credit worthiness, and its forward contracts have a term of no more than 18 months. During the three and six

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
months ended June 30, 2025, the Company recognized net gains of $1.9 million and $1.1 million, respectively, within interest income and other income, net in its condensed consolidated statements of operations, related to mark-to-market adjustments on its undesignated foreign currency forward contacts. The Company recorded corresponding net losses of $0.6 million and $1.5 million, respectively, for the three and six months ended June 30, 2024.
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

	June 30, 2025
	Carrying Value	Estimated Fair Value
	(In thousands)
10% Senior Secured Notes	$602,962	$497,084
See Note 9 for additional information relating to the Notes.
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
In connection with the post-merger integration following the Acquisition, the Company made a decision to deprecate the video product offering associated with its prior acquisition of vi. Accordingly, during the six months ended June 30, 2025, the Company recorded impairment charges totaling $15.5 million to fully impair the carrying values of the related definite-lived long lived assets of $15.1 million and capitalized software of $0.4 million, as there are no material remaining future cash flows associated with this technology (see Notes 5 and 6 for additional information). In addition, during the six months ended June 30, 2025, the Company exited one of its office locations, resulting in a non-cash charge of $0.1 million to fully impair the associated right-of-use asset.
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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes assets and liabilities related to the Company’s operating leases:

	Condensed Consolidated Balance Sheets Location	June 30, 2025	December 31, 2024
		(In thousands)
Operating lease assets	Operating lease right-of-use assets, net	$26,315	$15,047

Current liabilities	Accrued and other current liabilities	$8,879	$4,033
Non-current liabilities	Operating lease liabilities, non-current	$19,619	$11,783
The following table presents the components of the Company’s total lease expense:

	Condensed Consolidated Statements	Three Months Ended June 30,		Six Months Ended June 30,
	of Operations Location	2025	2024	2025	2024
		(In thousands)
Operating lease cost:
Fixed lease costs	Cost of revenue and operating expenses	$2,891	$1,291	$5,198	$2,486
Variable lease costs	Operating expenses	306	65	480	196
Short-term lease costs	Operating expenses	418	130	820	245
Lease impairment cost (1)	Impairment charges	—	—	99	—
Sublease income	Operating expenses	(107)	—	(164)	—
Finance lease cost:
Depreciation	Cost of revenue	—	6	—	226
Interest	Interest expense	—	—	—	3
Total lease cost		$3,508	$1,492	$6,433	$3,156
___________________________________________
(1)During the six months ended June 30, 2025, the Company exited one of its office locations, resulting in a non-cash charge of $0.1 million to impair the associated right-of-use asset, recorded within impairment charges.
As of June 30, 2025, the maturities of the Company’s lease liabilities under operating leases were as follows:

Year	Operating Leases
(In thousands)
Remainder of 2025	$5,870
2026	9,857
2027	7,857
2028	5,557
2029	3,114
Thereafter	1,752
Total minimum payments required	$34,007
Less: imputed interest	5,509
Total present value of lease liabilities	$28,498

The following table summarizes weighted-average lease terms and discount rates for the Company’s operating leases:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	3.63 years	4.40 years
Weighted-average discount rate	9.86%	9.68%

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9. Debt Obligations
The Company had no borrowings outstanding as of December 31, 2024. The following table presents the Company’s debt obligations as of June 30, 2025:

June 30, 2025
(In thousands)
10% Senior Secured Notes	$628,226
Debt discount	(11,329)
Unamortized debt issuance costs	(13,935)
Total long-term debt	602,962
Short-term debt (€15 million)	17,562
Total debt	$620,524
10% Senior Secured Notes due 2030
On February 11, 2025, the Company’s wholly-owned subsidiary, OT Midco (“Midco”), completed a private offering (the “Offering”) of $637.5 million in aggregate principal amount of 10.000% senior secured notes due 2030 (the “Notes”) at an issue price of 98.087% of the principal amount thereof in a transaction exempt from registration under the Securities Act of 1933, as amended. The Notes bear interest from February 11, 2025 at an annual rate of 10.000%, payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2025. The Notes will mature on February 15, 2030. The associated discount of $12.2 million and debt issuance costs of $15.0 million were recorded as a reduction in long-term debt and are being amortized using the effective interest method over the five-year term of the Notes. During the three and six months ended June 30, 2025, approximately $16.9 million and $26.1 million of interest, respectively, including the amortization of the related discount and deferred financing costs, were recognized within interest expense in the Company’s condensed consolidated statement of operations.
On June 17, 2025, the Company completed the repurchase of $9.3 million aggregate principal amount of the Notes for $8.0 million in cash, including accrued interest, representing a discount of approximately 17% to the principal amount of the repurchased Notes. As a result, the Company recorded a pre-tax gain of $1.2 million within other income in the Company’s consolidated statements of operations for the three and six months ended June 30, 2025.
The Notes are guaranteed, jointly and severally on a secured, unsubordinated basis by the Company and each existing and future wholly-owned subsidiary of the Company that becomes a borrower, issuer or guarantor under the 2025 Revolving Facility (as defined below). The Notes are also secured by first-priority lien over (i) all or substantially all assets of Midco, the Company and Teads Australia PTY Ltd., a subsidiary of the Company in Australia, and (ii) certain assets of some of the other direct and indirect subsidiaries of the Company in England and Wales, Canada, Germany, Mexico, Singapore, Switzerland, Luxembourg, Japan, Italy, France and Israel.
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

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Short -Term Debt
Upon the close of the Acquisition, the Company’s new French subsidiary has an overdraft short-term credit facility with HSBC (“Overdraft Facility”), which provides Teads France with a revolving line of credit of up to €15 million at a 3-month Euro Interbank Offered Rate (“EURIBOR”), plus a margin of 1.8%, payable quarterly in arrears. This facility may be used to fund general working capital needs of Teads France. Borrowings under this facility are subject to a commission fee of $0.035% per annum, and a facility fee of 1.25% per annum. There are no financial covenants relating to the Overdraft Facility. As of June 30, 2025, approximately $17.6 million (€15 million) in borrowings were outstanding under this credit facility, which were recorded within short-term debt in the Company’s condensed consolidated balance sheets.
Credit Facilities
Credit Agreement
On February 3, 2025 (the “Credit Facilities Closing Date”), the Company and Midco entered into the Credit Agreement, which established the Credit Facilities, including a super senior secured revolving credit facility in an aggregate principal amount of $100.0 million (the “2025 Revolving Facility”) and the a senior secured bridge term loan credit facility in an aggregate principal amount of $625.0 million (the “Bridge Facility”), with Goldman Sachs Bank USA, as sole administrative agent and swingline lender, U.S. Bank Trust Company, National Association, as the collateral agent, and the lenders, issuing banks and arrangers party thereto from time to time. The Bridge Facility had a maturity date of February 2, 2026, which could be extended under some circumstances.
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
On February 11, 2025, the Bridge Facility, including accrued and unpaid interest thereon, was fully repaid and cancelled using proceeds from the private offering of the Notes and cash on hand. During the six months ended June 30, 2025, approximately $13.3 million of the associated costs and fees and interest were recognized within interest expense in the Company’s condensed consolidated statement of operations.
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
As of June 30, 2025, no event of default (as defined in the Credit Agreement) has occurred under the Credit Agreement and its available borrowing capacity was $100.0 million, based on the defined borrowing formula. Other assets in the Company’s condensed consolidated balance sheets as of June 30, 2025 include deferred financing costs of $3.6 million, which are being amortized over the term of the 2025 Revolving Facility. During the three and six months ended June 30, 2025, approximately $0.2 million and $0.3 million of deferred financing costs were recognized within interest expense in the Company’s consolidated condensed statement of operations.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Termination of the 2021 Facility
On February 3, 2025, in connection with the Company’s entry into the Credit Agreement described above, the Company terminated the Second Amended and Restated Loan and Security Agreement, dated as of November 2, 2021, by and among the Company, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, Zemanta Holding USA Inc. and Zemanta Inc. Accordingly, the Company recognized the remaining $0.2 million of unamortized deferred financing costs within interest expense in its condensed consolidated statements of operations for the six months ended June 30, 2025.
10. Income Taxes

Due to the ongoing post-merger integration efforts and inability to reliably estimate the annual effective tax rate, for the three and six months ended June 30, 2025, the Company's interim benefit from income taxes is computed using the actual year-to-date results rather than an estimated annual effective tax rate. For the three and six months ended June 30, 2024, the Company's interim benefit from income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income, and adjusted for the tax effects of any discrete items.
The Company’s effective tax rates for the three and six months ended June 30, 2025 were 28.7% and 21.5%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2024 were 36.3% and 24.4%, respectively. The Company’s effective tax rate for the three months ended June 30, 2025 was higher than the U.S. federal statutory tax rate of 21%, primarily due to increased concentration of profitability in lower-tax jurisdictions, partially offset by an increase in uncertain tax positions, coupled with the pre-tax loss during the three months ended June 30, 2025. The Company’s effective tax rates for the three and six months ended June 30, 2024 were higher than the United States federal statutory tax rate of 21%, primarily due to the tax impact related to the profitability of non-U.S. jurisdictions and certain non-deductible stock-based compensation expenses, partially offset by a deduction related to foreign-derived intangible income and the impact of uncertain tax positions.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S., with certain provisions of OBBBA effective in 2025 and others becoming effective in 2026 and beyond. The OBBBA amends U.S. tax law including provisions related to bonus depreciation, interest deduction limitations, research and development, and foreign derived intangible income. The Company is currently in the process of evaluating the impact of the OBBBA on its condensed consolidated financial statements.
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

In connection with the Acquisition, the Company identified and recorded an $18.1 million provision related to certain income tax items under ASC 740, “Income Taxes,” and an $8.3 million provision related to certain non-income tax items accounted for under ASC 450, “Contingencies,” within contingent tax liabilities in its condensed consolidated balance sheet as of June 30, 2025. The Company has also recorded an indemnification asset in the full amount of the provision of $26.4 million, as the Company is indemnified against certain tax liabilities under the SPA. Altice Teads’ indemnification obligation may be increased if other indemnified risks materialize and will remain in place until all covered matters are resolved.

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
Share Repurchases
On December 14, 2022, our board of directors (“Board”) approved a share repurchase program, authorizing the Company to repurchase up to $30 million of its Common Stock, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The repurchase program may be commenced, suspended, or terminated at any time by the Company at its discretion without prior notice. There were no share repurchases under the Company’s share repurchase program during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company repurchased 464,054 and 1,410,001 shares, respectively, with a fair value of $2.0 million and $5.9 million, respectively, under the repurchase program.
As of June 30, 2025, the remaining availability under the Company’s $30 million share repurchase program was $6.6 million. Commission costs associated with share repurchases and any excise taxes accrued as a result of the Inflation Reduction Act of 2022 do not reduce the remaining authorized amount under the repurchase programs.
In addition, the Company may periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of the Company’s equity incentive plans and the underlying award agreements.
During the three and six months ended June 30, 2025, the Company withheld 70,108 and 143,108 shares, respectively, with a fair value of $0.2 million and $0.6 million, respectively, to satisfy employee tax withholding obligations. During the three and six months ended June 30, 2024, the Company withheld 47,088 and 84,580 shares, respectively, with a fair value of $0.2 million and $0.4 million, respectively.
Accumulated Other Comprehensive Income (Loss)
The following table details the changes in accumulated other compressive loss, net of tax:

	Foreign Currency Translation Loss	Unrealized Gain (Loss) on Investments in Marketable Securities(1)	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance–December 31, 2024	$(9,543)	$63	$(9,480)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	102,043	(30)	102,013
Realized gains from sales of investments in marketable securities reclassified to earnings	—	(40)	(40)
Other comprehensive income (loss), net of tax	102,043	(70)	101,973
Balance–June 30, 2025	$92,500	$(7)	$92,493
(1) The tax effects related to realized and unrealized gains on investments in marketable securities was immaterial for the three and six months ended June 30, 2025. There were no amounts reclassified from accumulated other comprehensive loss to earnings in the three and six months ended June 30, 2024.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. Stock-based Compensation
Equity Incentive Plans
In July 2021, the Board and the Company’s stockholders approved the 2021 Long-Term Incentive Plan (the “2021 Plan”), which may be used to grant, among other award types, stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”). The number of shares of Common Stock reserved for future issuance under the 2021 Plan will be increased pursuant to provisions for annual automatic evergreen increases. The Company’s previous awards issued under its 2007 Omnibus Securities and Incentive Plan, as amended and restated on January 21, 2009 and June 4, 2025 (the “2007 Plan”), remain subject to the 2007 Plan. As of June 30, 2025, 417,865 and 52,458 shares were available for grant under the 2021 Plan and the 2007 Plan, respectively. The Company generally issues new shares for stock option exercises and vesting of RSUs and PSUs.
The Company recognizes stock-based compensation expense for stock-based awards based on the estimated fair value of the awards on the date of grant. The Company accounts for forfeitures as they occur. The following table summarizes stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Research and development	$658	$993	$1,259	$1,706
Sales and marketing	1,512	1,703	2,557	2,770
General and administrative	1,620	1,812	2,915	2,959
Total stock-based compensation	$3,790	$4,508	$6,731	$7,435
As of June 30, 2025, the Company’s remaining unrecognized stock-based compensation expense was approximately $29.2 million for unvested RSUs and $4.3 million for unvested PSUs.
The following table summarizes stock option, RSU and PSU activity for the six months ended June 30, 2025:

	Stock Options	Service-Based RSUs	PSUs
Outstanding—December 31, 2024	1,692,519	3,798,514	1,226,600
Granted	—	6,796,762	2,002,848
Exercised/Vested	—	(1,121,501)	(150,519)
Forfeited	(164,417)	(335,154)	—
Outstanding—June 30, 2025	1,528,102	9,138,621	3,078,929
Service-based RSUs
The fair value of service-based RSUs granted to the Company’s eligible employees and non-employee directors are based on the fair value of the Common Stock on the date of grant. Compensation expense is recognized on a straight-line basis over the service period. During the six months ended June 30, 2025, the Company granted 6,796,762 service-based RSUs with a weighted average grant date fair value of $2.59 per share.
Performance Stock Units
The Company grants PSU awards to its senior executives and other key employees, some of which are subject to vesting conditions based on the Company’s financial or operational metrics and others of which are subject to market-based vesting conditions based on achievement of absolute and relative total shareholder return ("TSR") metrics.
PSUs - Financial & Operational Vesting Conditions
The fair value of PSUs with financial and operational performance conditions is based on the fair value of the Common Stock on the date of grant. PSUs vest subject to employees’ continuing employment and the Company’s achievement of specified performance goals over the specified performance period (typically three years). Expense related to these PSUs is recognized

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

ratably during the performance period, based on the probability of attaining the specified performance targets. The potential number of shares that may be earned is determined based on achievement of the performance targets up to a maximum of 150% of the number of PSUs granted. During the six months ended June 30, 2025, the Company granted 721,424 of these PSUs to its executives with a weighted average fair value of $2.57 per share.
PSUs - Market-Based Vesting Conditions
The Company also grants market-based PSUs, which are based on TSR performance, to its senior executives and other key employees. The absolute TSR awards are subject to achievement of specified stock price hurdles of the Common Stock for 20 days out of a 30-trading day window during the 3-year performance period, as well as continued employment through the quarterly service dates over the 3-year period. The number of shares that are eligible to vest range from 0% to 100% of the number of PSUs granted based on achievement of the specified stock price hurdles, with half of our CEO’s 2024 PSU award subject to vesting based on two additional above-target stock price hurdles.
In June 2025, the Company also granted relative TSR awards with vesting dependent on the Company’s TSR relative to the market performance of the designated peer group. The performance achievement for the relative TSR awards is measured based on the actual performance against the relative TSR goals measured over the period beginning with the date of grant through the end of each calendar year in the 3-year performance period, subject to employee’s continuing employment through the annual settlement dates of the vested awards. The number of shares that are eligible to vest range from 0% to 150% of the relative TSR awards granted, depending on the Company’s relative TSR ranking based on pre-established goals, subject to interpolation between applicable performance levels.
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
The following assumptions are used to estimate the fair value of the Company’s market-based PSUs:

	Six Months Ended June 30,
	2025	2024
Expected volatility	52.35%	60.68%
Risk-free rate	3.83%	4.53%
Expected dividend yield	—	—
During the six months ended June 30, 2025, the Company granted 551,424 relative TSR awards to its senior executives and other key employees with a weighted average grant date fair value of $2.88 per share. In addition, in connection with the Acquisition, the Company granted a total of 730,000 absolute TSR awards to two of its key employees with a weighted average grant date fair value of $0.25 per share.
Stock-Based Awards Granted Outside of Equity Incentive Plans
Warrants
The Company issued equity-classified warrants to purchase shares of Common Stock to certain third-party advisors, consultants, and financial institutions, which expire in September 2026. As of each of June 30, 2025 and December 31, 2024, 48,529 warrants were outstanding and exercisable with a weighted average exercise price of $7.34.
Employee Stock Purchase Plan
As of June 30, 2025, approximately 3,350,446 shares of Common Stock have been reserved for issuance under the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”), which is subject to annual automatic evergreen increases. There have been no shares purchased under the ESPP as it is not yet active.
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
As of June 30, 2025, the Company had net liabilities of $6.1 million recorded within other non-current liabilities in its condensed consolidated balance sheet, which included an aggregate fair value of plan assets of $6.7 million and an aggregate projected benefit obligation of $12.8 million as of June 30, 2025. The plan assets, financed by the employer and employee contributions, are invested in cash, bonds, equities, real estate, and alternative investments.
The following table summarizes the components of the Company’s net periodic benefit cost related to the Company’s defined benefit pension plans:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(In thousands)
Service cost	$247	$400
Interest cost	43	70
Expected return on plan assets	(46)	(75)
Total net periodic benefit cost	$244	$395
The service cost component of net periodic benefit cost is recorded within operating expenses in the condensed consolidated statements of income while the other components are recorded in other income, net.
There were no cash contributions required to be made to the Company’s defined benefit plans during the period from February 2, 2025 through June 30, 2025.
15. Net Loss per Common Share
The following table presents the computation of the Company’s basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Numerator:
Net loss attributed to common stockholders - basic and diluted	$(14,313)	$(2,199)	$(69,156)	$(7,240)

Denominator:
Weighted-average shares - basic and diluted	94,492,931	48,922,017	86,269,441	49,093,515

Net loss per share:
Basic	$(0.15)	$(0.04)	$(0.80)	$(0.15)
Diluted	$(0.15)	$(0.04)	$(0.80)	$(0.15)
The Company has PSUs, which are only included in diluted net income (loss) per share to the extent the underlying performance conditions have been satisfied at the end of the reporting period, or would be considered satisfied if the end of the reporting period was the end of the related performance period and the result would be dilutive.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following weighted-average shares have been excluded from the calculation of diluted net loss per share for each period presented because they are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Convertible debt	—	4,720,000	—	4,720,000
Options to purchase common stock	1,583,460	2,342,050	1,630,613	2,368,800
Warrants	48,529	188,235	48,529	188,235
Restricted stock units	4,941,850	3,601,643	4,293,830	3,465,054
Performance-based stock units	1,260,272	371,014	1,064,825	230,507
Total shares excluded from diluted loss per share	7,834,111	11,222,942	7,037,797	10,972,596
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Revenue from external customers	$343,096	$214,148	$629,453	$431,112
Less:
Traffic acquisition costs	198,927	158,191	382,162	323,001
Personnel-related costs	67,911	33,325	121,538	66,494
Merger and acquisition costs	5,434	3,202	21,852	3,202
Depreciation and amortization	18,337	4,751	31,210	9,651
Marketing and advertising expenses	10,795	2,762	15,222	4,463
Restructuring charges	1,674	575	8,953	742
Impairment charges	—	—	15,614	—
Other segment expenses (1)	42,277	16,969	79,597	35,783
Gain on repurchase of long-term debt	(1,225)	—	(1,225)	—
Interest expense	17,524	569	40,648	1,506
Other expense (income) and interest income, net	1,506	(2,746)	1,990	(4,151)
Benefit from income taxes	(5,751)	(1,251)	(18,952)	(2,339)
Segment and consolidated net loss	$(14,313)	$(2,199)	$(69,156)	$(7,240)
_____________________________________________________________
(1)Other segment expenses primarily consist of hosting and data services, office and related expenses, other professional fees, non-income taxes, provision for credit losses, and other expenses.

OUTBRAIN INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents total revenue based on where the Company’s advertisers are physically located:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
The Americas (1)	$104,099	$64,102	$194,384	$127,805
EMEA (Europe, the Middle East and Africa)	202,988	130,724	367,933	266,543
Asia	36,009	19,322	67,136	36,764
Total revenue	$343,096	$214,148	$629,453	$431,112
______________________________________________________________
(1) Includes U.S. revenues of $90.1 million and $169.3 million for the three and six months ended June 30, 2025, respectively, and $59.9 million and $119.3 million for the three and six months ended June 30, 2024, respectively.
The Company’s long-lived assets by geographic location, which are comprised of property, equipment and capitalized software, net and operating lease right-of-use assets, net are summarized below:

	June 30, 2025	December 31, 2024
	(In thousands)
The Americas	$48,815	$46,056
EMEA (Europe, the Middle East and Africa)	22,216	13,415
Asia	3,549	826
Total long-lived assets, net	$74,580	$60,297

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
Business Overview
Outbrain Inc. (“Outbrain”) was incorporated in August 2006 in Delaware. On February 3, 2025, Outbrain completed the acquisition (“Acquisition”) of TEADS, a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Legacy Teads”). The consideration paid at the closing of the Acquisition was approximately $0.9 billion. Upon closing, we began operating under the new Teads brand and on June 6, 2025, we completed our corporate name change from Outbrain Inc. to Teads Holding Co. (together with its subsidiaries, “Teads,” the “Company,” “we,” “our,” or “us”). Teads Holding Co.’s common stock, par value $0.001 per share (the “Common Stock”), trades on The Nasdaq Stock Market LLC under the new “TEAD” ticker symbol effective June 10, 2025. The Company is headquartered in New York, New York with various wholly-owned subsidiaries, including in Europe, the Middle East and Asia.
As a result of the Acquisition, our results of operations include the results of the acquired business from February 3, 2025 through June 30, 2025. Accordingly, the financial information presented as of and for the three and six months ended June 30, 2025 is not directly comparable to our financial information presented for the corresponding prior year periods.
Teads is the omnichannel outcomes platform for the Open Internet, driving full-funnel results for marketers across premium media. With a focus on meaningful business outcomes for branding and performance objectives, we drive value with every media dollar by leveraging predictive AI technology to connect quality media, beautiful brand creative, and context-driven addressability and measurement.
We operate a two-sided marketplace, which together, creates a scaled end-to-end advertising solution. We have direct relationships with both (i) global advertisers including Fortune 500 brands, agency holding companies, and small-to-medium sized businesses, and (ii) media owners spanning premium publishers to connected TV (“CTV”) platforms. We believe that CTV is an example of our investment in and expansion into high-growth channels. CTV positions our platform to capture increasing advertiser spend as it continues its shift from linear television into on-demand television. We generate revenue from advertisers purchasing media owner inventory through our platforms.
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

By combining the respective sets of exclusive media inventory of Outbrain and Legacy Teads, from publishers to CTV, we believe that we provide a more connected consumer experience across the Open Internet.
The following is a summary of our performance for the periods presented, which incorporate the results of operations for Legacy Teads from February 3, 2025 through June 30, 2025:
•Our revenue was $343.1 million in the three months ended June 30, 2025, compared to $214.1 million in the three months ended June 30, 2024, including net favorable foreign currency effects of approximately $5.4 million. Revenue for the six months ended June 30, 2025 was $629.5 million, compared to $431.1 million for the six months ended June 30, 2024, including net favorable foreign currency effects of $2.9 million.
•Our gross profit was $120.3 million and our gross margin was 35.1% for the three months ended June 30, 2025, compared to gross profit of $45.6 million and gross margin of 21.3% for the comparable period in 2024. Our gross profit was $202.9 million and our gross margin was 32.2% for the six months ended June 30, 2025, compared to gross profit of $87.2 million and gross margin of 20.2% for the six months ended June 30, 2024.
•Our Ex-TAC Gross Profit(1) was $144.2 million in the three months ended June 30, 2025, compared to $56.0 million in the three months ended June 30, 2024. Our Ex-TAC Gross Profit(1) was $247.3 million for the six months ended June 30, 2025, compared to $108.1 million for the six months ended June 30, 2024.
•Our net loss was $14.3 million, or (11.9)% of gross profit, in the three months ended June 30, 2025, compared to net loss of $2.2 million, or (4.8)% of gross profit, for the comparable period in 2024. For the six months ended June 30, 2025, our net loss was $69.2 million, or (34.1)% of gross profit, compared to net loss of $7.2 million, or (8.3)% of gross profit, for the six months ended June 30, 2024.
•Our Adjusted EBITDA(1) was $27.0 million for the three months ended June 30, 2025, compared to $7.4 million for the three months ended June 30, 2024. Adjusted EBITDA(1) was 18.7% and 13.2% of Ex-TAC Gross Profit(1) in the three months ended June 30, 2025 and 2024, respectively. Our Adjusted EBITDA(1) was $37.7 million for the six months ended June 30, 2025, compared to $8.8 million for the six months ended June 30, 2024. Adjusted EBITDA(1) was 15.2% and 8.1% of Ex-TAC Gross Profit(1) for the six months ended June 30, 2025 and 2024, respectively.
______________________
(1)Ex-TAC Gross Profit, Adjusted EBITDA, and Adjusted EBITDA as a percentage of Ex-TAC Gross Profit are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for definitions and limitations of these measures, and reconciliations to the comparable GAAP financial measures.
Recent Developments
Acquisition of Teads
On August 1, 2024, we entered into a definitive share purchase agreement (the “Share Purchase Agreement”) with Altice Teads S.A. (the “Seller” or “Altice Teads”), a public limited liability company (société anonyme) incorporated and existing under the laws of the Grand Duchy of Luxembourg and the sole shareholder of Legacy Teads, and Legacy Teads. Pursuant to the Share Purchase Agreement, we agreed to acquire all of the issued and outstanding share capital of Legacy Teads on the terms and conditions set forth in the Share Purchase Agreement. On February 3, 2025, the parties entered into Amendment No. 1 to the Share Purchase Agreement, which revised certain terms of the Share Purchase Agreement, including the consideration paid at the closing of the Acquisition.
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
During the three and six months ended June 30, 2025, we recorded Acquisition-related costs of approximately $5.4 million and $21.9 million, respectively. See Note 2 to the accompanying condensed consolidated financial statements for additional information on the Acquisition.

2025 Restructuring Plan
On February 3, 2025, in connection with the completion of the Acquisition, we announced a restructuring plan (the “Plan”), involving a reduction in workforce, as part of our efforts to streamline operations and reduce duplication of roles. We estimate that we will incur approximately $14 million to $20 million in charges in connection with the Plan, of which approximately $10 million to $12 million is expected to be incurred in 2025. These charges will consist primarily of severance and related costs.
The actions associated with the employee restructuring under the Plan were initiated in February 2025 and were implemented in large part in the second quarter of 2025, and are expected to be completed by the first quarter of 2026. During the three and six months ended June 30, 2025, the Company recorded associated non-cash charges of approximately $1.7 million and $9.0 million (see Note 3 to the accompanying condensed consolidated financial statements for additional information).
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
On June 17, 2025, the Company completed the repurchase of $9.3 million aggregate principal amount of the Notes for $8.0 million in cash, including accrued interest, representing a discount of approximately 17% to the principal amount of the repurchased Notes.

Impairment of vi
In March 2025, in connection with the post-merger integration of the newly acquired Teads business, we made a decision to discontinue the video product offering associated with our prior acquisition of vi. Accordingly, during the six months ended June 30, 2025, we recorded impairment charges totaling $15.5 million to fully write off the associated intangible assets and capitalized software, as further described below and in Note 5 to the accompanying condensed consolidated financial statements.
Conditions in Israel
Many of our employees, including certain members of our management team and board of directors (“Board”), operate from our offices in Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region directly affect our business and operations. Following the October 7th attacks by Hamas terrorists on Israel's southern border, Israel declared war against Hamas and since then, Israel has been involved in military conflicts with Hamas, Hezbollah, a terrorist organization based in Lebanon, and Iran, both directly and through proxies like the Houthi movement in Yemen and armed groups in Iraq and other terrorist organizations. Additionally, following the fall of the Assad regime in Syria, Israel conducted limited military operations targeting the Syrian army, Iranian military assets and infrastructure linked to Hezbollah and other Iran-supported groups. Although certain ceasefire agreements have been reached with Hamas and Lebanon (with respect to Hezbollah), these agreements failed to be upheld and military activity and hostilities continue to exist at varying levels of intensity, and the situation remains volatile, with the potential for escalation into a broader regional conflict involving additional terrorist organizations and possibly other countries.
In June 2025, a new round of direct hostilities broke out between Israel and Iran, involving significant missile and drone strikes exchanged between the two countries. This escalation and other regional events have heightened regional instability and increased security risks across Israel. These events have resulted in significant travel restrictions, facility closures and shelter-in-place orders, including remote work measures, in various locations, and may further impact critical infrastructure, supply chains, and the broader Israeli economy.
The draft of Israeli military reservists, as well as the evacuation of Israeli citizens from areas near conflict zones have adversely affected our employees impacted by such actions. In addition, future government-imposed restrictions and precautions in response to such conflicts may negatively impact our employees, management and directors by interrupting their ability to effectively perform their roles and responsibilities. In addition, further hostilities involving Israel, possible damage to facilities and infrastructure, increased cyber attacks, the interruption or curtailment of trade between Israel and its trading partners, and/or the willingness to do business with companies with operations in Israel, as well as macroeconomic indications of deterioration of Israel’s economic standing as reflected in the downgrading in Israel’s credit rating by rating agencies that took place in parallel to these events, could adversely affect our business, financial condition and results of operations and could make it more difficult for us to raise capital. The intensity and duration of Israel’s current wars against Hamas, Hezbollah, and other terror organizations and Iran and other countries are difficult to predict and we are continuing to monitor the situation and assessing its potential impact on our business.
We cannot attribute the impact of the current trends in advertising demand to any particular factor, including the conditions in Israel, and cannot predict the impact if the war continues or escalates further. See Item 1A “Risk Factors” included in our 2024 Form 10-K for more information regarding certain risks associated with the conditions in Israel.
Macroeconomic Environment
General worldwide economic conditions have recently experienced significant instability, as well as volatility and disruption in the financial markets, resulting from factors including geopolitical tensions, including the effects of the wars between Russia-Ukraine, Israel-Hamas, and Israel-Iran and the expansion of such conflicts, tariffs and trade wars, new and proposed legislation in the U.S., general economic uncertainty, inflation, increased interest rates, recessionary concerns, bankruptcies, currency exchange rate fluctuations, global supply chain disruptions, and labor market volatility. The global economy is also experiencing heightened uncertainty in part due to market reactions to changes in tariff policies, which have the potential to further exacerbate inflationary pressures, with the duration of any such impact remaining uncertain. These conditions have negatively impacted our advertisers and, as a result, our business and could, if they continue or worsen further, adversely impact us in the future, including if our advertisers were to reduce or further reduce their advertising spending as a result of any of these factors. We continue to monitor our operations, and the operations of those in our ecosystem (including media partners, advertisers, and agencies), but these conditions make it difficult for us, our media partners, advertisers, and agencies to accurately forecast and plan future business activities and they could cause a further reduction or delay in overall advertising demand and spending or impact our advertisers’ ability to pay, any of which would negatively impact our business, financial condition, and results of operations.

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
For the six months ended June 30, 2025, tens of thousands unique advertisers were active on our owned and operated platforms, in addition to the thousands of advertisers who access the platform through programmatic partnerships.
User Engagement with Relevant Media and Advertising Content
Driving attention and engagement is the key pillar of our platform that drives value for consumers, media partners, and advertisers. Our AI prediction engine manages this dynamic, matching consumers with editorial and advertiser experiences that will deliver attention and engagement across the Open Internet. We believe that the user experience has a profound impact on long-term user behavior patterns and thus “compounds” over time, improving our long-term monetization prospects. This principle guides our behavior and, as a result, we strive to compound consumer attention and engagement, continually enhancing value for both advertisers and media owners.
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
Retention and Growth of Relationships with Media Partners
We rely on our relationships with our media partners for our advertising inventory and our corresponding ability to drive advertising revenue. To further strengthen these relationships, we continuously invest in our technology and product functionality to drive user engagement and monetization by taking steps designed to (i) improve our algorithms, referred to as our AI prediction engine; (ii) attract and procure relevant demand; (iii) expand the adoption of our enhanced products by media partners; and (iv) expand our demand capabilities to new formats.
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
Examples of environments in which content consumption is expected to grow include pre-installed applications on Smartphones, Smartphone content feeds, gaming applications, push notifications, and CTV. Through the acquisition of Teads, we have created an omnichannel outcomes platform, enabling advertisers to not only reach their audiences across the entire Open Internet — from web, to CTV, to app environments — but to drive outcomes from those audiences at each step of the marketing funnel.
The development and deployment of new ad formats allow us to better serve consumers, media partners and, ultimately, advertisers who seek to target and engage consumers at scale; we believe this continues to open and grow new types of advertiser demand, while ensuring relevance as the environments in which we operate diversify. As an example, we are rolling out our Connected Ads solutions, a new offering designed to provide a more immersive brand experience by delivering complementary ad placements on a single publisher page. We believe these initiatives are critical to our long-term growth and our ability to deliver differentiated value.
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
Industry Dynamics
Our business depends on the overall demand for digital advertising, on the continuous success of our current and prospective media partners, and on general market conditions. Digital advertising is a rapidly growing industry, with growth that has outpaced the growth of the broader advertising industry. Content consumption continues to shift online, requiring media owners to adapt in order to successfully attract, engage and monetize their consumers. As audiences are increasingly engaged across digital media platforms, and as more purchase data is created, collected, integrated and analyzed digitally, advertisers are increasingly able to leverage sophisticated measurement and attribution solutions in order to optimize their advertising spend across the marketing funnel. As a result, advertisers are increasingly shifting spend away from legacy media offerings towards data-based solutions, driven by performance-centric metrics. We believe that our strength in delivering engagement and clear outcomes for advertisers, built on our proprietary AI prediction engine, aligns well with the ongoing market shift towards increased accountability and expectations of ROAS from digital advertising spend.

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
At the same time, the proliferation of generative AI tools, particularly their integration into major search engines and web browsers, is causing a shift in how users discover and consume content online. These tools can provide users with direct answers and AI-generated summaries, which has reduced their need to click through to original publisher websites. This trend of bypassing the traditional user journey to a publisher’s site could lead to a significant decline in direct user traffic across the Open Internet. A reduction in traffic to our media partners directly decreases the inventory of advertising impressions available for us to monetize, which has affected, and could in the future have a significant effect on, our revenue and results of operations.
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
Impairment Charges. Impairment charges primarily consist of impairments of long-lived assets and capitalized software associated with the discontinuance of the video product offering associated with vi during the first quarter of 2025, as well as impairments of right-of-use assets for exited office locations, both in connection with the post-Acquisition integration of Teads.
Restructuring Charges. Restructuring charges consist primarily of severance and other costs in connection with our announced Plan to streamline our operations and reduce duplicative workforce upon completion of the Acquisition.
Other (Expense) Income , Net
Other (expense) income, net is comprised of gain on repurchase of long-term debt, interest expense, and other (expense) income and interest income, net.
Gain on Repurchase of Long-Term Debt. On June 17, 2025, the Company completed the repurchase of $9.3 million aggregate principal amount of the Notes for approximately $8.0 million in cash, including accrued interest, at a discount of approximately 17% to the principal amount and recorded a pre-tax gain of approximately $1.2 million.
Interest Expense.  Interest expense consists of interest and fees on the Bridge Facility drawn and repaid during the first quarter of 2025, interest on our Notes, the Overdraft Facility (as defined below) assumed in the Acquisition, our revolving credit facilities, and our previously outstanding convertible notes. Interest expense may increase if we incur any borrowings under our 2025 Revolving Facility or if we enter into new debt facilities or finance lease arrangements.
Other (Expense) Income and Interest Income, net. Other (expense) income and interest income, net primarily consists of interest earned on our cash, cash equivalents and investments in marketable securities, discount amortization on our investments in marketable securities, and foreign currency exchange gains and losses. Foreign currency exchange gains and losses, both realized and unrealized, relate to transactions and monetary asset and liability balances denominated in currencies other than the functional currencies, including mark-to-market adjustments on undesignated foreign exchange forward contracts. Foreign currency gains and losses may continue to fluctuate in the future due to changes in foreign currency exchange rates.
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
Results of Operations
We have one operating segment, which is also our reportable segment. The following table sets forth our results of operations for the periods presented, which incorporates the results of Legacy Teads for the period from February 3, 2025 through June 30, 2025:

	Three Months Ended June 30,		Six months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Condensed Consolidated Statements of Operations:
Revenue	$343,096	$214,148	$629,453	$431,112
Cost of revenue:
Traffic acquisition costs	198,927	158,191	382,162	323,001
Other cost of revenue	23,905	10,381	44,377	20,940
Total cost of revenue	222,832	168,572	426,539	343,941
Gross profit	120,264	45,576	202,914	87,171
Operating expenses:
Research and development	13,285	9,330	27,264	18,523
Sales and marketing	79,676	24,377	133,413	47,994
General and administrative	27,888	16,921	64,365	32,136
Impairment charges	—	—	15,614	—
Restructuring charges	1,674	575	8,953	742
Total operating expenses	122,523	51,203	249,609	99,395
Loss from operations	(2,259)	(5,627)	(46,695)	(12,224)
Other (expense) income:
Gain on repurchase of long-term debt	1,225	—	1,225	—
Interest expense	(17,524)	(569)	(40,648)	(1,506)
Other (expense) income and interest income, net	(1,506)	2,746	(1,990)	4,151
Total other (expense) income, net	(17,805)	2,177	(41,413)	2,645
Loss before income taxes	(20,064)	(3,450)	(88,108)	(9,579)
Benefit from income taxes	(5,751)	(1,251)	(18,952)	(2,339)
Net loss	$(14,313)	$(2,199)	$(69,156)	$(7,240)

Other Financial Data:
Ex-TAC Gross Profit (1)	$144,169	$55,957	$247,291	$108,111
Adjusted EBITDA(1)	$26,976	$7,409	$37,665	$8,806
__________________________
(1)Ex-TAC Gross Profit and Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most comparable U.S. GAAP financial measures.

Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024
Revenue
Revenue for the three months ended June 30, 2025 increased $129.0 million, or 60.2%, to $343.1 million, from $214.1 million for the three months ended June 30, 2024. Revenue increased $198.4 million, or 46.0%, to $629.5 million for the six months ended June 30, 2025 from $431.1 million for the six months ended June 30, 2024. Revenue for the three and six months ended June 30, 2025 included net favorable foreign currency effects of approximately $5.4 million and $2.9 million, respectively, and increased $123.6 million and $195.5 million, respectively, on a constant currency basis, compared to the prior year period.
Our reported increases in revenue for the three and six months ended June 30, 2025 were primarily attributable to incremental revenues from the Acquisition of $139.1 million and $219.4 million, respectively, offset in part by lower revenues of $10.1 million and $21.0 million from the legacy Outbrain business, primarily driven by lower ad impressions from certain media partners.
See “Non-GAAP Reconciliations” for information regarding the constant currency measures provided in this discussion and below to supplement our reported results.
Cost of Revenue and Gross Profit
Traffic acquisition costs — increased $40.7 million, or 25.8%, to $198.9 million for the three months ended June 30, 2025, compared to $158.2 million in the prior year period. Traffic acquisition costs increased $59.2 million, or 18.3%, to $382.2 million for the six months ended June 30, 2025, compared to $323.0 million in the prior year period. Traffic acquisition costs for the three and six months ended June 30, 2025 included net unfavorable foreign currency effects of approximately $4.8 million and $2.8 million, respectively, and increased $35.9 million and $56.4 million, respectively on a constant currency basis, compared to the prior year period.
The increase in traffic acquisition costs in both periods was largely driven by incremental costs from the Acquisition, partially offset by lower traffic acquisition costs from the legacy Outbrain business, reflecting lower revenue and a net favorable change in our revenue mix. As a percentage of revenue, traffic acquisition costs decreased to 58.0% for the three months ended June 30, 2025, from 73.9% for the three months ended June 30, 2024 and decreased to 60.7% for the six months ended June 30, 2025, from 74.9% for the six months ended June 30, 2024, reflecting the higher margin profile of the acquired business.
Other cost of revenue — increased $13.5 million, or 130.3%, to $23.9 million for the three months ended June 30, 2025, compared to $10.4 million in the prior year period. Other cost of revenue increased $23.5 million, or 111.9%, to $44.4 million for the six months ended June 30, 2025, compared to $20.9 million in the prior year period. These increases were primarily due to the impact of the Acquisition, including the associated amortization expense for technology intangible assets of approximately $4.1 million and $6.8 million, respectively. As a percentage of revenue, other cost of revenue increased to 7.0% for the three months ended June 30, 2025, from 4.8% for the three months ended June 30, 2024, and increased to 7.1% for the six months ended June 30, 2025, from 4.9% for the six months ended June 30, 2024.
Gross profit — increased $74.7 million, or 163.9%, to $120.3 million for the three months ended June 30, 2025, compared to $45.6 million for the three months ended June 30, 2024. Gross profit increased $115.7 million, or 132.8%, to $202.9 million for the six months ended June 30, 2025, compared to $87.2 million for the six months ended June 30, 2024. These increases were largely due to the impact of the Acquisition.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit increased $88.2 million, or 157.6%, to $144.2 million for the three months ended June 30, 2025, from $56.0 million for the three months ended June 30, 2024. Our Ex-TAC Gross Profit increased $139.2 million, or 128.7%, to $247.3 million for the six months ended June 30, 2025, from $108.1 million for the six months ended June 30, 2024. These increases were largely due to the impact of the Acquisition. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses increased $71.3 million, or 139.3%, to $122.5 million for the three months ended June 30, 2025, from $51.2 million for the three months ended June 30, 2024, including net unfavorable foreign currency effects of approximately $1.5 million. The reported increase was primarily attributable to the impact of the Acquisition, including acquisition and integration costs during the three months ended June 30, 2025.

Operating expenses increased $150.2 million, or 151.1%, to $249.6 million for the six months ended June 30, 2025, from $99.4 million for the six months ended June 30, 2024, including net unfavorable foreign currency effects of approximately $1.2 million. This reported increase was primarily due to the impact of the Acquisition, including incremental acquisition and integration costs of $18.7 million, as well as impairment charges of $15.6 million and higher restructuring charges of $8.2 million recorded during the six months ended June 30, 2025, as further described below.
The following are the components of the operating expenses for the quarterly and the year-to-date periods presented:
Research and development expenses — increased $3.9 million and $8.7 million, respectively, during the three and six months ended June 30, 2025, primarily due to the impact of the Acquisition. This increase was partially offset by lower personnel related costs of approximately $1.6 million in each period, resulting from our cost-saving initiatives.
Sales and marketing expenses — increased $55.3 million and $85.4 million, respectively, during the three and six months ended June 30, 2025, primarily due to the impact of the Acquisition, including amortization expenses recorded on the associated intangible assets of approximately $8.9 million and $14.2 million, respectively.
General and administrative expenses — increased $11.0 million and $32.2 million, respectively, during the three and six months ended June 30, 2025. This increase was primarily due to the impact of the Acquisition, including higher acquisition and integration related costs of $2.2 million and $18.7 million, respectively, during the three and six months ended June 30, 2025.
Impairment charges — were $15.6 million for the six months ended June 30, 2025, and were largely attributable to the full impairment of the carrying values of the definite-lived intangible assets of $15.1 million and capitalized software of $0.4 million associated with our previously acquired vi business, in connection with our decision to discontinue the related video product offering as part of our post-merger integration following the Acquisition (see Notes 5 and 6 to the accompanying condensed consolidated financials statements for additional information).
Restructuring charges — were $1.7 million and $9.0 million, respectively, during the three and six months ended June 30, 2025, including severance costs of $1.4 million and $8.3 million, respectively, and legal costs of $0.3 million and $0.7 million, respectively. These charges were incurred in connection with our previously announced Plan to streamline operations, including a reduction in workforce of approximately 15% to reduce duplicative roles after the Acquisition close. For the three months ended June 30, 2025, approximately $0.9 million related to sales and marketing and $0.8 million related to general and administrative expenses. For the six months ended June 30, 2025, approximately $0.8 million related to research and development, $5.9 million related to sales and marketing and $2.3 million related to general and administrative departments.
We estimate that total charges to be incurred under this Plan in 2025 will range from approximately $10 million to $12 million and we expect it to result in 2025 cost savings of approximately $40 million, with the higher run-rate impact in 2026 and beyond.
During the three and six months ended June 30, 2024, restructuring charges were $0.6 million and $0.7 million, respectively, comprised of severance and related costs.
Total operating expenses as a percentage of revenue increased to 35.7% for the three months ended June 30, 2025 from 23.9% for the three months ended June 30, 2024, and increased to 39.7% for the six months ended June 30, 2025 from 23.1% for the six months ended June 30, 2024. These increases were largely driven by the Acquisition and the associated Acquisition-related costs, as well as restructuring and impairment charges.
Other (Expense) Income
Gain on repurchase of long-term debt — on June 17, 2025, we completed the repurchase of $9.3 million aggregate principal amount of the Notes for approximately $8.0 million in cash, including accrued interest, representing a discount of approximately 17% to the principal amount of the repurchased Notes. As a result, we realized a pre-tax gain of approximately $1.2 million within other income in our consolidated statements of operations for the three and six months ended June 30, 2025.
Interest expense — increased $16.9 million to $17.5 million for the three months ended June 30, 2025, from $0.6 million for the three months ended June 30, 2024, which was primarily due to interest expense of $16.9 million on the Notes, including interest and amortization of the related discount and deferred financing fees, during the three months ended June 30, 2025, partially offset by reduced interest expense of $0.9 million due to the absence of the previously outstanding 2.95% convertible senior notes.

Interest expense increased $39.1 million to $40.6 million for the six months ended June 30, 2025, from $1.5 million for the six months ended June 30, 2024. This increase was primarily driven by $26.1 million of interest expense on the Notes, including interest and amortization of the related discount and deferred financing fees, as well as $13.3 million of fees and interest related to the Bridge Facility, which was drawn to finance the cash portion of the Acquisition consideration and subsequently repaid with the proceeds from the Notes in February 2025. These increases were partially offset by reduced interest expense of $1.7 million due to the absence of the previously outstanding 2.95% convertible senior notes.
Other (expense) income and interest income, net — decreased $4.2 million to net expense $1.5 million for the three months ended June 30, 2025, compared to income of $2.7 million for the three months ended June 30, 2024. This decrease was primarily attributable to increased foreign currency losses of $6.3 million resulting from the remeasurement of transactions denominated in currencies other than the functional currencies and lower investment income of $1.5 million. These decreases were partially offset by more favorable mark-to-market adjustments of $2.5 million on undesignated foreign exchange forward contracts used to manage our foreign currency exchange risk on net cash flows from our non-U.S. dollar denominated operations during the three months ended June 30, 2025.
Other (expense) income and interest income, net, decreased by $6.2 million to net expense of $2.0 million for the six months ended June 30, 2025, compared to income of $4.2 million for the six months ended June 30, 2024. This decrease was primarily attributable to increased foreign currency losses of $6.8 million resulting from the remeasurement of transactions denominated in currencies other than the functional currencies and lower investment income of $2.6 million. These decreases were partially offset by more favorable mark-to-market adjustments of $2.6 million on undesignated foreign exchange forward contracts used to manage our foreign currency exchange risk on net cash flows from our non-U.S. dollar denominated operations during the six months ended June 30, 2025.
Benefit from Income Taxes
Benefit from income taxes increased to $5.8 million for the three months ended June 30, 2025, compared to $1.3 million for the three months ended June 30, 2024, and increased to $19.0 million for the six months ended June 30, 2025, compared to $2.3 million for the six months ended June 30, 2024. These increases were primarily due to higher pre-tax losses during the three and six months ended June 30, 2025, compared to the respective prior year periods. Our effective tax rate decreased to 28.7% in the three months ended June 30, 2025, compared to 36.3% in the three months ended June 30, 2024, and decreased to 21.5% in the six months ended June 30, 2025, compared to 24.4% in the six months ended June 30, 2024. These decreases were primarily due to increased concentration of profitability in lower-tax jurisdictions and lower non-deductible stock-based compensation costs. These declines were partially offset by the unfavorable impact due to the absence of the foreign-derived intangible income deduction in the current year periods, and an increase in uncertain tax positions, coupled with pre-tax losses in each of the periods.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S., with certain provisions of the OBBBA effective in 2025 and others becoming effective in 2026 and beyond. OBBBA amends U.S. tax law including provisions related to bonus depreciation, interest deduction limitations, research and development, and foreign derived intangible income. We are currently in the process of evaluating the impact of the OBBBA on our condensed consolidated financial statements.
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
Net Loss
As a result of the foregoing, we recorded a net loss of $14.3 million for the three months ended June 30, 2025, as compared to net loss of $2.2 million for the three months ended June 30, 2024. Net loss for the six months ended June 30, 2025 was $69.2 million, as compared to net loss of $7.2 million for the six months ended June 30, 2024.
Adjusted EBITDA
Our Adjusted EBITDA increased $19.6 million to $27.0 million for the three months ended June 30, 2025 from $7.4 million for the three months ended June 30, 2024. Adjusted EBITDA increased $28.9 million to $37.7 million for the six months ended June 30, 2025 from $8.8 million for the six months ended June 30, 2024. The increases in both periods were largely driven by the Acquisition. See “Non-GAAP Reconciliations” for the related definitions of Adjusted EBITDA and reconciliations to our net loss.

Non-GAAP Reconciliations
Because we are a global company, the comparability of our operating results is affected by foreign exchange fluctuations. We calculate certain constant currency measures and foreign currency impacts by translating the current year’s reported amounts, excluding new acquisitions, into comparable amounts using the prior year’s exchange rates. All constant currency financial information being presented is non-GAAP and should be used as a supplement to our reported operating results. We believe that this information is helpful to our management and investors to assess our operating performance on a comparable basis. However, these measures are not intended to replace amounts presented in accordance with U.S. GAAP and may be different from similar measures calculated by other companies.
We present Ex-TAC Gross Profit, Adjusted EBITDA, Adjusted EBITDA as a percentage of Ex-TAC Gross Profit, Free Cash Flow, and Adjusted Free Cash Flow because they are key profitability measures used by our management and our Board to understand and evaluate our operating performance and trends, develop short-term and long-term operational plans, and make strategic decisions regarding the allocation of capital. Accordingly, we believe that these measures provide information to investors and the market in understanding and evaluating our operating results in the same manner as our management and the Board.
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
The following table presents the reconciliation of Ex-TAC Gross Profit to gross profit, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Revenue	$343,096	$214,148	$629,453	$431,112
Traffic acquisition costs	(198,927)	(158,191)	(382,162)	(323,001)
Other cost of revenue	(23,905)	(10,381)	(44,377)	(20,940)
Gross profit	120,264	45,576	202,914	87,171
Other cost of revenue	23,905	10,381	44,377	20,940
Ex-TAC Gross Profit	$144,169	$55,957	$247,291	$108,111
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before gain on repurchase of long-term debt; interest expense; other expense (income) and interest income, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation, and other income or expenses that we do not consider indicative of our core operating performance, including, but not limited to acquisition and integration costs, restructuring, and impairment charges. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period.

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
The following table presents the reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net loss	$(14,313)	$(2,199)	$(69,156)	$(7,240)
Gain on repurchase of long-term debt	(1,225)	—	(1,225)	—
Interest expense	17,524	569	40,648	1,506
Other expense (income) and interest income, net	1,506	(2,746)	1,990	(4,151)
Benefit from income taxes	(5,751)	(1,251)	(18,952)	(2,339)
Depreciation and amortization	18,337	4,751	31,210	9,651
Stock-based compensation	3,790	4,508	6,731	7,435
Acquisition and integration costs	5,434	3,202	21,852	3,202
Restructuring charges	1,674	575	8,953	742
Impairment charges	—	—	15,614	—
Adjusted EBITDA	$26,976	$7,409	$37,665	$8,806

Net loss as % of gross profit	(11.9)%	(4.8)%	(34.1)%	(8.3)%
Adjusted EBITDA as % of Ex-TAC Gross Profit	18.7%	13.2%	15.2%	8.1%
Free Cash Flow
Free cash flow is defined as cash flow provided by operating activities, less capital expenditures and capitalized software development costs. Adjusted free cash flow is defined as free cash flow plus direct acquisition costs. Free cash flow and adjusted free cash flow are supplementary measures used by our management and the Board to evaluate our ability to generate cash and we believe it allows for a more complete analysis of our available cash flows. Free cash flow and adjusted free cash flow should be considered as supplemental measures and should not be considered in isolation or as a substitute for any measures of our financial performance that are calculated and reported in accordance with U.S. GAAP.
The following table presents the reconciliation of free cash flow to net cash provided by operating activities.

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$24,078	$12,236
Purchases of property and equipment	(4,064)	(2,140)
Capitalized software development costs	(7,105)	(5,130)
Free cash flow	$12,909	$4,966
Direct acquisition costs	14,447	—
Adjusted free cash flow	27,356	4,966

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
As of June 30, 2025, our available liquidity was follows:

June 30, 2025
(In thousands)
Cash and cash equivalents (1)	$149,449
Short-term investments	16,693
2025 Revolving Facility (2)	100,000
Total	$266,142
_____________________________________________
(1)     As of June 30, 2025, approximately $104.0 million of our cash and cash equivalents was held outside of the United States by our non-U.S. subsidiaries. As of June 30, 2025, we plan to either reinvest indefinitely our earnings from our foreign subsidiaries or repatriate them tax-neutrally. We are in the process of evaluating our cash requirements post-Acquisition. If future earnings are repatriated and we are unable to do so in a tax-neutral manner, we may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and income taxes.
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
As of June 30, 2025, no event of default (as defined in the Credit Agreement) has occurred under the Credit Agreement. See Note 9 to the accompanying condensed consolidated financial statements for additional information related to terms and conditions, covenants, guarantees, and events of default.
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
Debt Obligations
The following table presents our debt obligations as of June 30, 2025. We had no borrowings outstanding as of December 31, 2024.

March 31, 2025
(In thousands)
10% Senior Secured Notes (1)	$628,226
Debt discount	(11,329)
Unamortized debt issuance costs	(13,935)
Total long-term debt	602,962
Short-term debt (€15 million) (2)	17,562
Total debt	$620,524
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
On June 17, 2025, we completed the repurchase of $9.3 million aggregate principal amount of the Notes for $8.0 million in cash, including accrued interest, representing a discount of approximately 17% to the principal amount of the repurchased Notes. As a result, we recorded a pre-tax gain of $1.2 million within other income in our consolidated statements of operations for the three and six months ended June 30, 2025.

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
(2) Upon the close of the Acquisition, the Company’s new French subsidiary has an overdraft short-term credit facility with HSBC (the “Overdraft Facility”), which provides Teads France with a revolving line of credit of up to €15 million at a 3-month Euro Interbank Offered Rate (“EURIBOR”), plus a margin of 1.8%, payable quarterly in arrears. This facility may be used to fund general working capital needs of Teads France. Borrowings under this facility are subject to a commission fee of 0.035% per annum, and a facility fee of 1.25% per annum. There are no financial covenants relating to the Overdraft Facility.
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

The increase in the Company’s future contractual obligation and commitments resulting from our Acquisition primarily relates to the following:
•$628.2 million of the Notes issued on February 11, 2025 to finance the Acquisition;
•future interest payments of approximately $31.7 million in 2025, $62.8 million in each of 2026 through 2029, and $31.4 million in 2030;
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

Share Repurchases
On December 14, 2022, our Board approved a new stock repurchase program, authorizing us to repurchase up to $30 million of our Common Stock, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The repurchase program may be commenced, suspended, or terminated at any time at our discretion without prior notice. There were no shares repurchased under the stock repurchase program during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, we repurchased 464,054 shares and 1,410,001 shares, respectively, with a fair value of $2.0 million and $5.9 million, respectively, under the repurchase program. As of June 30, 2025, the remaining availability under our $30 million share repurchase program was $6.6 million.

In addition, we periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of our equity incentive plans and the underlying award agreements. During the three and six months ended June 30, 2025, we withheld 70,108 shares and 143,108 shares, respectively, with a fair value of $0.2 million and $0.6 million, respectively, to satisfy the minimum employee tax withholding obligations. For the three and six months ended June 30, 2024, the Company withheld 47,088 shares and 84,580 shares, respectively, with a fair value of $0.2 million and $0.4 million, respectively.
Capital Expenditures
Our cash flow from investing activities primarily consists of capital expenditures and capitalized software development costs. We spent $4.1 million in capital expenditures during the six months ended June 30, 2025. We currently anticipate that our capital expenditures will be between $8 million and $11 million in 2025, primarily relating to expenditures for servers and related equipment and other equipment. However, actual amounts may vary from these estimates.
Cash Flows
The following table summarizes the major components of our net cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$24,078	$12,236
Net cash used in investing activities	(548,869)	(759)
Net cash provided by (used in) financing activities	585,553	(6,485)
Effect of exchange rate changes	147	(392)
Net increase in cash, cash equivalents and restricted cash	$60,909	$4,600
Operating Activities
Net cash from operating activities increased $11.9 million, to net cash provided by operating activities of $24.1 million for the six months ended June 30, 2025, as compared to net cash provided by operating activities of $12.2 million for the six months ended June 30, 2024. This increase was primarily due to higher working capital of $41.4 million, which was primarily attributable to cash flow generated by the acquired business, an increase in interest payable relating to the Notes, and the timing of cash collections and payments, which included cash outflows for acquisition-related costs and severance costs. This increase was partially offset by a $33.5 million increase in net loss after non-cash adjustments during the six months ended June 30, 2025, compared to the prior year period.
Our adjusted free cash flow increased to $27.4 million for the six months ended June 30, 2025, as compared to $5.0 million for the six months ended June 30, 2024, primarily driven by higher operating cash flow, adjusted for payments of direct acquisition costs, offset in part by increased capital expenditures and capitalized software development costs. Free cash flow and adjusted free cash flow are supplemental non-GAAP financial measures. See “Non-GAAP Reconciliations” for the related definition and a reconciliation to net cash provided by operating activities.
Investing Activities
Cash related to investing activities decreased $548.1 million to cash used in investing activities of $548.9 million in the six months ended June 30, 2025, from cash used in investing activities of $0.8 million in the six months ended June 30, 2024. This decrease in cash was primarily related to $598.3 million of cash consideration paid, net of cash acquired, in connection with the Acquisition, as well as increased capital expenditures and capitalized software development costs totaling $3.9 million. These decreases in cash were offset in part by higher net proceeds of $53.9 million from sales and maturities of marketable securities under our investment program (net of purchases), due to lower investments and higher early redemptions of available-for-sale securities in connection with the Acquisition.
Financing Activities
Net cash provided by financing activities increased $592.1 million to net cash provided by financing activities of $585.6 million in the six months ended June 30, 2025, from net cash used in financing activities of $6.5 million in the six months ended June 30, 2024. This increase in net proceeds resulted from debt issuances related to the Acquisition of $617.6 million, net of Bridge Loan repayment and our partial repurchase of the Notes, and lower treasury share repurchases of $5.7 million. These increases were partially offset by debt financing related costs payments of $30.8 million during the six months ended June 30, 2025.

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
Foreign Currency Risk
Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates related to our operations and intercompany transactions. Our primary foreign currency exposures are to Euros, the New Israeli Shekels, the British Pound Sterling, among other currencies. Our operating expenses are generally denominated in the currencies in which our operations are located. Foreign currency fluctuations may impact the remeasurement of balances that are denominated in different currencies than the functional currencies of our subsidiaries. In addition, changes in the U.S. Dollar against the currencies of the countries in which we operate impact our operating results, as further described in Item 2, “Results of Operations.” The effect of a hypothetical 10% increase or decrease in our weighted-average exchange rates on our revenue, cost of revenue and operating expenses denominated in foreign currencies would result in a $2.4 million unfavorable or favorable change to our operating income for the three months ended June 30, 2025 and $5.2 million unfavorable or favorable change to our operating income for the six months ended June 30, 2025.
We evaluate periodically the various currencies to which we are exposed and we are a party to, and may from time to time enter into additional foreign currency forward exchange contracts to manage our foreign currency risk and reduce the potential adverse impact from the appreciation or the depreciation of our non-U.S. dollar-denominated operations, as appropriate.
Interest Rate Risk
Our exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States and abroad. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents of $149.4 million, our investments in marketable securities of $16.7 million under our investment program, and any current or future borrowings under our credit facilities. Our investments in marketable securities consist of U.S. Treasuries, U.S. government bonds, commercial paper, U.S. corporate bonds and municipal bonds, all maturing within one year. The primary objectives of our investment program are focused on achieving maximum returns within our investment policy parameters, while preserving capital and maintaining sufficient liquidity. We plan to actively monitor our exposure to the fair value of our investment portfolio in accordance with our policies and procedures, which include monitoring market conditions, to minimize investment risk.
A 100-basis point change in interest rates as of June 30, 2025 would change the fair value of our investment portfolio by less than $0.1 million. Since our debt investments are classified as available-for-sale, the unrealized gains and losses related to fluctuations in market volatility and interest rates are reflected within accumulated other comprehensive loss within stockholders’ equity in our condensed consolidated balance sheets.
There have been no amounts outstanding under our new $100 million 2025 Revolving Facility pursuant to our Credit Agreement entered into in February 2025, or under our prior revolving credit facility with Silicon Valley Bank. However, as part of the Acquisition, we assumed the Overdraft Facility which had outstanding borrowings of $17.6 million as of June 30, 2025. The Overdraft Facility carries a variable rate of interest based on the three-month EURIBOR plus a margin of 1.8%.
Long-term debt recorded on our condensed consolidated balance sheet as of June 30, 2025 relates to our Notes with a carrying value of $603.0 million, which bear a fixed rate of interest. There was no long-term debt outstanding as of December 31, 2024.
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

Credit Risk
Financial instruments that subject us to concentration of credit risk are cash and cash equivalents, investments and receivables. As part of our ongoing procedures, we monitor the credit levels and the financial condition of our customers in order to minimize our credit risk and require certain customers with higher potential credit risk to prepay for their campaigns. See Item 1A, “Risk Factors” in our 2024 Form 10-K under “We are subject to payment-related risks that may adversely affect our business, working capital, financial condition and results of operations.” We generally do not factor our accounts receivables (with an exception of less than 0.1 million factored as of June 30, 2025 by one of our newly acquired subsidiaries), nor do we maintain credit insurance to manage the risk of credit loss. We are also exposed to a risk that the counterparty to our foreign currency forward exchange contracts will fail to meet its contractual obligations. In order to mitigate this risk, we perform an evaluation of our counterparty credit risk and our forward contracts have a term of no more than 18 months.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), as of June 30, 2025. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Except as noted below, there were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Acquisition of Teads
On February 3, 2025, we completed the Acquisition of Teads (see Note 2 to the accompanying condensed consolidated financial statements for additional information). Outbrain was the accounting acquirer in the Acquisition under U.S. GAAP and was subject to Section 404 of the Sarbanes-Oxley Act (“SOX”), while Teads, a privately held company, was not subject to Section 404 of SOX. Teads’ financial results have been included in Outbrain’s financial statements for the period subsequent to the Acquisition, from February 3, 2025 through June 30, 2025. As of June 30, 2025, we are still in the process of evaluating the internal controls of the acquired business and integrating it in our existing operations.
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
In addition, we may from time to time withhold shares in connection with tax obligations related to vesting of restricted stock units in accordance with the terms of our equity incentive plans and the underlying award agreements. The below table sets forth the repurchases of our Common Stock for the three months ended June 30, 2025:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
April 2025	681	$3.26	—	$6,615
May 2025	1,112	$3.37	—	$6,615
June 2025	68,315	$2.81	—	$6,615
TOTAL	70,108		—
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
Item 5. Other Information.
During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

EXHIBIT INDEX

Exhibit No.	Description
10.1*†	2007 Omnibus Securities and Incentive Plan and foreign addenda, as Amended and Restated effective June 4, 2025 (“2007 Plan”).
10.2*†	Form of 2007 Plan Restricted Stock Unit Grant Notice and Award Agreement and related appendices (executive form), adopted June 2025.
10.3*†	Rules of the Outbrain Inc. 2021 Long-Term Incentive Plan for Restricted Stock Units Granted to Employees in France (French Sub-Plan), adopted June 4, 2025.
10.4*†	Form of 2021 Plan Restricted Stock Unit Grant Notice and Award Agreement and related appendices (executive form), adopted June 2025.
10.5*†	Form of 2021 Plan Performance Stock Unit Award Grant Notice and Award Agreement (rTSR) (executive form), adopted June 2025.
10.6*†	Form of 2021 Plan Performance Stock Unit Award Grant Notice and Award Agreement (financial metrics) (executive form), adopted June 2025.
31.1*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*❖	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________
*     Filed herewith.
❖     This certification is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.
† Compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2025.

OUTBRAIN INC.

By:	/s/ David Kostman
Name: David Kostman
Title: Chief Executive Officer

By:	/s/ Jason Kiviat
Name: Jason Kiviat
Title: Chief Financial Officer