Form 10-Q
period 2025-09-30
Teads Holding Co.
filed 2025-11-06
CIK 1454938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of October 31, 2025, Teads Holding Co. had 95,470,825 shares of common stock outstanding.

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
•the volatility of the market price of the Company’s common stock, $.001 par value per share (“Common Stock”) and our ability to meet the continued listing requirements of The Nasdaq Stock Market LLC;
•overall advertising demand and traffic generated by our media partners;
•factors that affect advertising demand and spending, such as the continuation or worsening of unfavorable economic or business conditions or downturns, instability or volatility in financial markets, tariffs and trade wars and other events or factors outside of our control, such as U.S. and global recession concerns, geopolitical concerns, including the ongoing war between Ukraine-Russia and conditions in Israel, Iran and the Middle East generally, supply chain issues, inflationary pressures, labor market volatility, bank closures or disruptions, the impact of challenging economic conditions, new or proposed legislation or other political and policy changes or uncertainties in the U.S., the impact of the U.S. government shutdown, and other factors that have and may further impact advertisers’ ability to pay;
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

•conditions in Israel, including the conflict between Israel and Hamas and the sustainability of the related cease-fire, as well as any conflicts with other terrorist organizations or the conflict between Israel and Iran and any conflicts with other countries;
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

Part I Financial Information
Item 1. Financial Statements
TEADS HOLDING CO.
Condensed Consolidated Balance Sheets
(In thousands, except for number of shares and par value)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$130,751	$89,094
Short-term investments in marketable securities	7,501	77,035
Accounts receivable, net of allowances	312,282	149,167
Prepaid expenses and other current assets	43,175	27,835
Total current assets	493,709	343,131
Non-current assets:
Property, equipment and capitalized software, net	49,698	45,250
Operating lease right-of-use assets, net	24,601	15,047
Intangible assets, net	389,861	16,928
Goodwill	632,960	63,063
Deferred tax assets	71,312	40,825
Indemnification asset	27,176	—
Other assets	22,785	24,969
TOTAL ASSETS	$1,712,102	$549,213

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$265,746	$206,920
Accrued compensation and benefits	35,910	19,430
Deferred revenue	10,343	6,932
Short-term debt	17,606	—
Accrued and other current liabilities	125,867	56,189
Total current liabilities	455,472	289,471
Non-current liabilities:
Long-term debt	604,023	—
Operating lease liabilities, non-current	18,287	11,783
Deferred tax liabilities	62,868	1,554
Contingent tax liabilities	39,452	9,343
Other liabilities	12,665	5,719
TOTAL LIABILITIES	$1,192,767	$317,870

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, par value of $0.001 per share − one billion shares authorized; 95,647,756 shares issued and 95,469,264 shares outstanding as of September 30, 2025; 63,503,274 shares issued and 50,090,114 shares outstanding as of December 31, 2024	96	64
Preferred stock, par value of $0.001 per share − 100,000,000 shares authorized, none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	682,282	484,541
Treasury stock, at cost − 178,492 shares as of September 30, 2025 and 13,413,160 shares as of December 31, 2024	(526)	(74,289)
Accumulated other comprehensive income (loss)	95,822	(9,480)
Accumulated deficit	(258,339)	(169,493)
TOTAL STOCKHOLDERS’ EQUITY	519,335	231,343
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,712,102	$549,213

See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO.
Condensed Consolidated Statements of Operations
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$318,772	$224,177	$948,225	$655,289
Cost of revenue:
Traffic acquisition costs	188,230	164,483	570,392	487,484
Other cost of revenue	24,794	10,825	69,171	31,765
Total cost of revenue	213,024	175,308	639,563	519,249
Gross profit	105,748	48,869	308,662	136,040
Operating expenses:
Research and development	10,743	9,053	38,007	27,576
Sales and marketing	68,658	23,201	202,071	71,195
General and administrative	31,970	19,564	96,335	51,700
Impairment charges	—	—	15,614	—
Restructuring charges	657	—	9,610	742
Total operating expenses	112,028	51,818	361,637	151,213
Loss from operations	(6,280)	(2,949)	(52,975)	(15,173)
Other (expense) income:
Gain on repurchase of long-term debt	—	8,782	1,225	8,782
Interest expense	(17,084)	(1,444)	(57,732)	(2,950)
Other (expense) income and interest income, net	(994)	3,536	(2,984)	7,687
Total other (expense) income, net	(18,078)	10,874	(59,491)	13,519
(Loss) income before income taxes	(24,358)	7,925	(112,466)	(1,654)
(Benefit) provision for income taxes	(4,668)	1,229	(23,620)	(1,110)
Net (loss) income	$(19,690)	$6,696	$(88,846)	$(544)

Weighted average shares outstanding:
Basic	95,113,669	49,325,518	89,249,913	49,171,414
Diluted	95,113,669	53,908,058	89,249,913	53,701,925

Net (loss) income per common share:
Basic	$(0.21)	$0.14	$(1.00)	$(0.01)
Diluted	$(0.21)	$0.01	$(1.00)	$(0.10)
See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(19,690)	$6,696	$(88,846)	$(544)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,322	21	105,365	(1,024)
Unrealized gain (loss) on available-for-sale investments in debt securities (net of taxes of $(1) and $(132) for the three months ended September 30, 2025 and 2024, respectively and $20 and $(39) for the nine months ended September 30, 2025 and 2024, respectively)	7	444	(63)	134
Total other comprehensive income (loss)	3,329	465	105,302	(890)
Comprehensive (loss) income	$(16,361)	$7,161	$16,456	$(1,434)
See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except for number of shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2025	63,503,274	$64	$484,541	(13,413,160)	$(74,289)	$(9,480)	$(169,493)	$231,343
Acquisition of Teads	30,320,161	30	186,864	13,429,839	74,402	—	—	261,296
Vesting of restricted stock units, net of shares withheld for taxes	526,076	—	—	(73,000)	(355)	—	—	(355)
Stock-based compensation	—	—	3,037	—	—	—	—	3,037
Other comprehensive income	—	—	—	—	—	34,187	—	34,187
Net loss	—	—	—	—	—	—	(54,843)	(54,843)
Balance – March 31, 2025	94,349,511	$94	$674,442	(56,321)	$(242)	$24,707	$(224,336)	$474,665
Vesting of restricted stock units, net of shares withheld for taxes	745,944	1	(1)	(70,108)	(198)	—	—	(198)
Stock-based compensation	—	—	4,022	—	—	—	—	4,022
Other comprehensive income	—	—	—	—	—	67,786	—	67,786
Net loss	—	—	—	—	—	—	(14,313)	(14,313)
Balance – June 30, 2025	95,095,455	$95	$678,463	(126,429)	$(440)	$92,493	$(238,649)	$531,962
Vesting of restricted stock units, net of shares withheld for taxes	552,301	1	(1)	(52,063)	(86)	—	—	(86)
Stock-based compensation	—	—	3,820	—	—	—	—	3,820
Other comprehensive income	—	—	—	—	—	3,329	—	3,329
Net loss	—	—	—	—	—	—	(19,690)	(19,690)
Balance – September 30, 2025	95,647,756	$96	$682,282	(178,492)	$(526)	$95,822	$(258,339)	$519,335

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2024	61,567,520	$62	$468,525	(11,841,002)	$(67,689)	$(9,052)	$(168,782)	$223,064
Vesting of restricted stock units, net of shares withheld for taxes	348,151	—	—	(37,492)	(153)	—	—	(153)
Shares repurchased under the share repurchase program	—	—		(945,947)	(3,862)	—	—	(3,862)
Stock-based compensation	—	—	3,068	—	—	—	—	3,068
Other comprehensive loss	—	—	—	—	—	(148)	—	(148)
Net loss	—	—	—	—	—	—	(5,041)	(5,041)
Balance – March 31, 2024	61,915,671	$62	$471,593	(12,824,441)	$(71,704)	$(9,200)	$(173,823)	$216,928
Vesting of restricted stock units, net of shares withheld for taxes	635,263	1	(1)	(47,088)	(207)	—	—	(207)
Shares repurchased under the share repurchase program	—	—	—	(464,054)	(2,000)	—	—	(2,000)
Stock-based compensation	—	—	4,661	—	—	—	—	4,661
Other comprehensive loss	—	—	—	—	—	(1,207)	—	(1,207)
Net loss	—	—	—	—	—	—	(2,199)	(2,199)
Balance – June 30, 2024	62,550,934	$63	$476,253	(13,335,583)	$(73,911)	$(10,407)	$(176,022)	$215,976
Vesting of restricted stock units, net of shares withheld for taxes	478,164	—	—	(39,323)	(187)	—	—	(187)
Shares repurchased under the share repurchase program	—	—	—	—	19	—	—	19
Stock-based compensation	—	—	4,187	—	—	—	—	4,187
Other comprehensive income	—	—	—	—	—	465	—	465
Net income	—	—	—	—	—	—	6,696	6,696
Balance – September 30, 2024	63,029,098	$63	$480,440	(13,374,906)	$(74,079)	$(9,942)	$(169,326)	$227,156
See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO
Condensed Consolidated Statements of Cash Flows
(In thousands, Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,846)	$(544)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on repurchase of long-term debt	(1,225)	(8,782)
Depreciation and amortization of property and equipment	6,763	4,654
Amortization of capitalized software development costs	7,041	7,281
Amortization of intangible assets	34,903	2,559
Amortization of discount on marketable securities	(784)	(1,839)
Stock-based compensation	10,372	11,487
Non-cash operating lease expense	8,175	3,825
Provision for credit losses	5,614	2,951
Amortization of debt issuance costs	15,337	—
Deferred income taxes	(42,709)	(4,431)
Impairment of assets	15,614	—
Unrealized foreign currency transaction losses (gains)	6,677	(1,054)
Other	25	436
Changes in operating assets and liabilities:
Accounts receivable	57,827	31,434
Prepaid expenses and other current assets	16,863	9,121
Accounts payable and other current liabilities	(45,007)	(30,563)
Operating lease liabilities	(8,445)	(3,869)
Deferred revenue	(3,942)	(2,051)
Other non-current assets and liabilities	6,091	5,283
Net cash provided by operating activities	344	25,898

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of cash acquired	(598,319)	(181)
Purchases of property and equipment	(4,853)	(4,668)
Capitalized software development costs	(12,020)	(7,592)
Purchases of marketable securities	(16,603)	(56,166)
Proceeds from sales and maturities of marketable securities	86,471	144,257
Other	(56)	(81)
Net cash (used in) provided by investing activities	(545,380)	75,569

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Bridge Facility	625,000	—
Repayments of borrowings under the Bridge Facility	(625,000)	—
Proceeds from senior secured notes	625,305	—
Partial repayment of long-term debt	(7,674)	(109,740)
Payment of deferred financing costs	(30,969)	(501)
Payment of stock issuance costs	(775)	—
Treasury stock repurchases and share withholdings on vested awards	(639)	(6,390)
Principal payments on finance lease obligations	—	(263)
Proceeds from bank overdrafts, net	110	—
Net cash provided by (used in) financing activities	585,358	(116,894)

Effect of exchange rate changes	1,834	2,034

Net increase in cash, cash equivalents and restricted cash	42,156	(13,393)
Cash, cash equivalents and restricted cash — Beginning	89,725	71,079
Cash, cash equivalents and restricted cash — Ending	$131,881	$57,686

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$130,751	$57,061
Restricted cash, included in other assets	$1,130	$625
Total cash, cash equivalents, and restricted cash	$131,881	$57,686

OUTBRAIN INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$16,848	$11,112
Cash paid for interest	$34,661	$4,263

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock consideration issued for acquisition of a business	$262,938	$—
Purchases of property and equipment included in accounts payable	$2,673	$2,219
Operating lease right-of-use assets obtained in exchange for lease obligations	$13,656	$6,445
Stock-based compensation capitalized for software development costs	$507	$423
Unpaid deferred financing costs in accounts payable and accrued expenses	$—	$2,855

See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization, Description of Business and Summary of Significant Accounting Policies
Organization and Description of Business
On June 6, 2025, Outbrain Inc. (“Outbrain”), operating under the new Teads brand following Outbrain’s acquisition (the “Acquisition”) of TEADS, a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Legacy Teads”) in February 2025, completed its corporate name change from Outbrain Inc. to Teads Holding Co. (together with its subsidiaries, “Teads,” the “Company,” “we,” “our,” or “us”). Combining the offerings of Outbrain and Legacy Teads, the Company is a leading omnichannel advertising platform focused on driving outcomes across the Open Internet. The Company is headquartered in New York, New York with various wholly-owned subsidiaries, including in Europe, the Middle East and Asia. The Company’s Common Stock, par value $0.001 per share (“Common Stock”), began trading on The Nasdaq Stock Market LLC under the new “TEAD” ticker symbol effective June 10, 2025.
The Company generates revenue from advertisers purchasing media owner inventory through its platforms. Teads is an omnichannel outcomes platform for the Open Internet, driving full-funnel results for marketers across premium media. With a focus on meaningful business outcomes, the Company ensures value is driven with every media dollar by leveraging predictive AI technology to connect quality media, beautiful brand creative, and context-driven addressability and measurement. The Company’s platform provides advertisements on media owners’ online properties. The Company generates revenue from advertisers through consumer engagements with advertisements that it delivers across a variety of third-party media owners’ online properties, including through connected TV (“CTV”). Advertising campaigns are priced using various models, including cost per click (“CPC”), cost per thousand impressions (“CPM”) or other actions, such as a cost per view (“CPV”) based on a number of completed video views. Accordingly, revenues are recognized when an action associated with an advertisement occurs, whether that be an ad is clicked on, displayed or viewed by the end user. The Company pays traffic acquisition costs to its media owner partners on whose digital properties the advertisements are shown.
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
On February 3, 2025, Outbrain completed the previously announced Acquisition. As such, the accompanying condensed consolidated financial statements of the Company include the results of operations for Legacy Teads from February 3, 2025 through September 30, 2025. As a result of the Acquisition, the financial information presented as of and for the three and nine months ended September 30, 2025 is not directly comparable to our financial information presented for the corresponding prior year periods.
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
Contract Balances. There were no contract assets as of September 30, 2025 or December 31, 2024. Contract liabilities primarily relate to advance payments and consideration received from customers. As of September 30, 2025 and December 31, 2024, the Company’s contract liabilities were recorded as deferred revenue in its consolidated balance sheets. See Note 16 for disaggregation of the Company’s revenue based on geography of where the Company’s marketers are physically located.
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
The Company generally does not require collateral to secure accounts receivable, with the exception of certain customers with higher potential credit risk who are required to prepay for their campaigns. No single advertiser accounted for 10% or more of the Company’s total revenue for the three and nine months ended September 30, 2025 or 2024, or 10% or more of its gross accounts receivable balance as of September 30, 2025 and December 31, 2024. During the three and nine months ended September 30, 2025 and 2024, none of the Company’s media owners accounted for 10% of its total traffic acquisition costs.
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
Recently Issued Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 removes all references to software project development stages, and requires capitalization to begin when management has authorized and committed to funding the project, and it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for our annual reporting periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2025-06 on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides a practical expedient, which simplifies the calculation for estimating credit losses on current accounts receivable and contract assets by assuming that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption is permitted. The Company is currently in the process of evaluating the impact of ASU 2025-05 on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 is focused on increased visibility into specific income tax components, requiring disclosures of specific categories and a greater disaggregation of information by jurisdiction within the effective tax rate reconciliation and income taxes paid disclosures. ASU 2023-09 is effective beginning with the Company’s annual reporting period for the year ended December 31, 2025. The Company is in the process of evaluating the impact of ASU 2023-09 on its tax-related disclosures.
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
2. Acquisition
On February 3, 2025, the Company completed the Acquisition, with consideration paid at the closing of approximately $0.9 billion, comprised of a cash payment of $625 million, subject to certain customary adjustments, and 43.75 million shares of Outbrain’s Common Stock, pursuant to Amendment No. 1 to the definitive share purchase agreement, dated August 1, 2024, by and between the Company, Altice Teads S.A. (“Altice Teads”), a public limited liability company (société anonyme) incorporated and existing under the laws of the Grand Duchy of Luxembourg and the sole shareholder of Legacy Teads, and Legacy Teads, as amended (the “SPA). The Company also appointed two additional new directors designated by Altice Teads to its Board of Directors (“Board”), as required by the SPA. Following the closing, Altice Teads owned approximately 46.6% of the Company’s issued and outstanding shares of Common Stock. The Acquisition combined the offerings of Outbrain and Legacy Teads into one of the largest Open Internet platforms, allowing the Company to better serve enterprise brands and agencies, as well as mid-market and direct response advertisers across different media environments.
The following table summarizes the total purchase consideration as of the Acquisition date:

February 3, 2025
(In thousands)
Cash consideration paid on Acquisition date(1)	$621,948
Fair value of stock consideration(2)	262,938
Total consideration	$884,886
___________________________________________
(1) The cash portion of consideration was funded by the Bridge Facility pursuant to the Credit Agreement, each as defined below, entered into on February 3, 2025. See Note 9 for additional information.
(2) Calculated based on the stock price of $6.01 per share prior to Acquisition close.
This Acquisition was accounted for as a business combination under Accounting Standards Codification 805, “Business Combinations,” using the acquisition method of accounting and Outbrain was determined to be the accounting acquirer. During the three and nine months ended September 30, 2025, the Company recorded transaction costs (direct acquisition costs) of $0.4 million and $12.5 million, respectively, which were included in general and administrative expenses in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2025. The Company allocated the purchase price to identifiable assets acquired based on their estimated fair values at Acquisition date, which required management to use significant judgment and estimates, including valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and identifying comparable companies. The Company engaged third-party valuation specialists to assist in determining the fair values of the acquired assets and liabilities.

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
The Company also recorded an indemnification asset and a corresponding liability of $25.4 million related to certain tax matters that existed prior to the Acquisition, for which Altice Teads has agreed to provide an indemnity (see Note 11 for further details). The indemnification asset and liability are included within indemnification asset and contingent tax liabilities in our condensed consolidated balance sheet as of September 30, 2025. Altice Teads’ indemnification obligation may be increased if other indemnified risks materialize and will remain in place until all covered matters are resolved.

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

Pro forma financial information
The Company’s consolidated statements of operations include Teads’ results of operations from February 3, 2025 through September 30, 2025. For the three months ended September 30, 2025, the Legacy Teads business contributed revenue and net loss of $126.8 million and $16.4 million, respectively. For the period from February 3, 2025 to September 30, 2025, the Legacy Teads business contributed revenues and net loss of $346.2 million and $53.3 million, respectively. These amounts include the interest expense on the debt used to finance the Acquisition and the amortization of intangible assets recognized on Acquisition.
The following unaudited pro forma financial information for the periods presented are based on our historical consolidated financial statements, adjusted to reflect the Acquisition as if it occurred on January 1, 2024. The unaudited pro forma financial results are as follows:

	Nine Months Ended		Three Months Ended
	September 30, 2025	September 30, 2024	September 30, 2024
	(In thousands)
Revenue	$978,712	$1,083,664	$373,521
Net loss	$(117,259)	$(22,198)	$(3,427)
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
3. Restructuring
2025 Restructuring Plan
On February 3, 2025, in connection with the completion of the Acquisition, the Company announced a restructuring plan (the “Plan”), as part of its efforts to streamline operations and reduce duplication of roles. The Plan involves a reduction in workforce of approximately 15%. The Company estimates that it will incur approximately $11 million to $14 million in charges in connection with the Plan, of which approximately $9 million to $11 million is expected to be incurred in 2025. These charges primarily consist of severance and other related payments.
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

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	(In thousands)
Severance and related costs	$607		$8,879
Legal costs	50		731
Total restructuring charges	$657	(1)	$9,610	(2)
_________________________
(1) Includes $0.1 million related to research and development, $0.4 million related to sales and marketing, and $0.1 million related to general and administrative expenses.
(2) Includes $0.9 million related to research and development, $6.3 million related to sales and marketing and $2.4 million related to general and administrative expenses.
The severance and related costs for the nine months ended September 30, 2025 are related to the termination of approximately 199 employees.
The following table summarizes accrued severance and related liabilities recorded within accrued compensation and benefits and accrued and other current liabilities in the Company’s condensed consolidated balance sheets for the nine months ended September 30, 2025.

	Severance and related costs	Legal costs	Total
	(In thousands)
Restructuring charges	$8,879	$731	$9,610
Cash payments	(8,441)	(585)	(9,026)
Foreign currency translation	(47)	—	(47)
Balance as of September 30, 2025	$391	$146	$537
4. Investments in Marketable Securities
All of the Company’s debt securities are classified as available-for-sale. The Company’s cash equivalents and investments as of September 30, 2025 and December 31, 2024 consisted of the following:

		September 30, 2025
(In thousands)	Fair Value Level	Amortized cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments
Money market funds	1	$39,880	$—	$—	$39,880	$39,880	$—
U.S. Treasuries	2	1,998	—	—	1,998	—	1,998
Commercial paper	2	1,995	—	(2)	1,993	—	1,993
U.S. Corporate bonds	2	3,509	1	—	3,510	—	3,510
Total cash equivalents and investments		$47,382	$1	$(2)	$47,381	$39,880	$7,501

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
__________________________
(1) The amortized cost of debt securities excludes accrued interest of less than $0.1 million and $0.7 million, respectively, recorded within prepaid expenses and other current assets in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.
During the nine months ended September 30, 2025, proceeds from the sales of securities were $22.5 million, which included gross realized gains of approximately $0.1 million, which were released from other comprehensive loss and recorded within interest income and other income, net in the Company’s condensed consolidated statement of operations for the period.

During the three months ended September 30, 2024, the Company redeemed some of its available-for-sale marketable securities prior to their maturities in connection with its repurchase of its remaining outstanding 2.95% Convertible Senior Notes due 2026 (“Convertible Notes”). Proceeds from the sales of securities were $53.0 million, which included gross realized gains of $0.4 million, which were released from other comprehensive loss and recorded within interest income and other income, net in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2024. The gross realized gains and losses were determined using the specific identification method.
As of September 30, 2025, all of the Company’s available-for-sale securities with a fair value of $47.4 million mature within one year.
As of September 30, 2025 and December 31, 2024, the Company’s investments have been in an immaterial gross unrealized loss position for less than 12 months. As such, no allowance for credit losses was recorded for these securities as of September 30, 2025 and December 31, 2024.
5. Goodwill and Intangible Assets
The changes in the carrying value of the Company’s goodwill balance were as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Goodwill, opening balance	$63,063	$63,063
Acquisition of Teads	502,582	—
Foreign currency translation	67,315	—
Goodwill, closing balance	$632,960	$63,063
The Company has not recorded any impairments and has no accumulated impairments of goodwill.

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows:

	September 30, 2025
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
		(In thousands)
Developed technology	5.0 years	$91,676	$(19,385)	$72,291
Customer relationships	10.3 years	264,402	(23,214)	241,188
Publisher relationships	8.0 years	64,618	(13,315)	51,303
Trade names	11.0 years	27,472	(2,943)	24,529
Other	15.8 years	906	(356)	550
Total intangible assets, net		$449,074	$(59,213)	$389,861

	December 31, 2024
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
		(In thousands)
Developed technology	8.0 years	$18,411	$(12,149)	$6,262
Customer relationships	5.0 years	5,743	(5,448)	295
Publisher relationships	8.0 years	18,509	(11,747)	6,762
Trade names	8.8 years	5,235	(2,328)	2,907
Content provider relationships	5.0 years	284	(169)	115
Other	15.8 years	906	(319)	587
Total intangible assets, net		$49,088	$(32,160)	$16,928
During the nine months ended September 30, 2025, in connection with the post-merger integration of the newly acquired Teads business, the Company made a decision to discontinue its video product offering associated with its prior acquisition of vi. Accordingly, the Company fully wrote off the associated intangible assets, as detailed below:

Nine Months Ended September 30, 2025
(In thousands)
Developed technology	$5,950
Customer relationships	259
Publisher relationships	6,426
Trade names	2,373
Content provider relationships	100
Impairment charge	$15,108
No impairment charges were recorded for the Company’s intangible assets subject to amortization during the three and nine months ended September 30, 2024.

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2025, estimated amortization related to the Company’s identifiable Acquisition-related intangible assets in future periods was as follows:

Amount
(In thousands)
Remainder of 2025	$13,392
2026	53,133
2027	52,971
2028	52,917
2029	52,917
Thereafter	164,531
Total	$389,861
6. Balance Sheet Components
Accounts Receivable and Allowance for Credit Losses
Accounts receivable, net of allowance for credit losses consists of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Accounts receivable	$325,271	$155,089
Allowance for credit losses	(12,989)	(5,922)
Accounts receivable, net of allowance for credit losses	$312,282	$149,167
The allowance for credit losses consists of the following activity:

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
	(In thousands)
Allowance for credit losses, beginning balance	$5,922	$10,380
Provision for credit losses	10,271	2,445
Write-offs, net of recoveries	(3,204)	(6,903)
Allowance for credit losses, ending balance	$12,989	$5,922
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Prepaid taxes	$20,957	$9,247
Prepaid traffic acquisition costs	7,723	11,379
Prepaid software licenses	5,466	2,233
Other prepaid expenses and other current assets	9,029	4,976
Total prepaid expenses and other current assets	$43,175	$27,835

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consists of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Capitalized software development costs(1)	$99,575	$88,302
Computer and equipment	69,416	68,303
Leasehold improvements	4,244	3,036
Software	3,480	3,137
Furniture and fixtures	1,627	978
Property, equipment, and capitalized software, gross	178,342	163,756
Less: accumulated depreciation and amortization	(128,644)	(118,506)
Total property, equipment and capitalized software, net	$49,698	$45,250
_____________________
(1) During the nine months ended September 30, 2025, in connection with the post-merger integration following the Acquisition, the Company decided to discontinue its vi video product offering and recorded a charge of $0.4 million to fully impair the remaining unamortized capitalized software development costs associated with this technology.
Accrued and Other Current Liabilities
Accrued and other current liabilities consists of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Accrued agency commissions	$65,044	$18,053
Accrued tax liabilities	23,749	9,002
Operating lease obligations, current	8,463	4,033
Accrued professional fees	8,324	18,630
Interest payable	7,955	58
Other	12,332	6,413
Total accrued and other current liabilities	$125,867	$56,189
The Company’s accounts payable includes $224.3 million and $193.4 million of traffic acquisition costs as of September 30, 2025 and December 31, 2024, respectively.
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

TEADS HOLDING CO.
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
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	September 30, 2025
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$39,880	$7,501	$—	$47,381
Restricted time deposit (2)	—	1,144	—	1,144
Severance pay fund deposits (2)	—	4,838	—	4,838
Foreign currency forward contract (3)	—	825	—	825
Total financial assets	$39,880	$14,308	$—	$54,188
Financial Liabilities:
Foreign currency forward contract (4)	—	36	—	36
Total financial liabilities	$—	$36	$—	$36

	December 31, 2024
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$30,754	$95,161	$—	$125,915
Restricted time deposit (2)	—	631	—	631
Severance pay fund deposits (2)	—	5,255	—	5,255
Foreign currency forward contract (3)	—	493	—	493
Total financial assets	$30,754	$101,540	$—	$132,294
Financial Liabilities:
Foreign currency forward contract (4)	—	193	—	193
Total financial liabilities	$—	$193	$—	$193
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
The Company enters into foreign currency forward exchange contracts to manage the effects of fluctuations in foreign currency exchange rates on its net cash flows from non-U.S. dollar denominated operations. Pursuant to the new master netting agreement entered into in February 2025, the Company may set off the amounts payable in the same currency. However, the Company records the fair values of the assets and liabilities relating to its undesignated foreign currency forward contracts on a gross basis in its condensed consolidated balance sheets and no amounts have been offset. The Company was required to post $0.3 million of cash collateral as of September 30, 2025.
By entering into foreign currency forward contracts, the Company is exposed to a potential credit risk that the counterparty to its contracts will fail to meet its contractual obligations. If a counterparty fails to perform, the Company’s maximum credit risk exposure would be the positive fair value of the foreign currency forward contracts, or any asset balance, which represents the amount the counterparty owes to the Company. In order to mitigate the counterparty risk, the Company performs an evaluation of its counterparty credit worthiness, and its forward contracts have a term of no more than 18 months. During the three and

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
nine months ended September 30, 2025, the Company recognized net losses of $0.6 million and net gains $0.5 million, respectively, within interest income and other income, net in its condensed consolidated statements of operations, related to mark-to-market adjustments on its undesignated foreign currency forward contacts. The Company recorded corresponding net gains of $0.4 million and net losses of $1.1 million, respectively, for the three and nine months ended September 30, 2024.
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

	September 30, 2025
	Carrying Value	Estimated Fair Value
	(In thousands)
10% Senior Secured Notes	$604,023	$426,974
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
In connection with the post-merger integration following the Acquisition, the Company made a decision to deprecate the video product offering associated with its prior acquisition of vi. Accordingly, during the nine months ended September 30, 2025, the Company recorded impairment charges totaling $15.5 million to fully impair the carrying values of the related definite-lived long lived assets of $15.1 million and capitalized software of $0.4 million, as there are no material remaining future cash flows associated with this technology (see Notes 5 and 6 for additional information). In addition, during the nine months ended September 30, 2025, the Company exited one of its office locations, resulting in a non-cash charge of $0.1 million to fully impair the associated right-of-use asset.
8. Leases
The Company leases certain office facilities, managed data center facilities and vehicles under non-cancelable operating lease arrangements for its U.S. and international locations that expire on various dates through 2034.
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

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes assets and liabilities related to the Company’s operating leases:

	Condensed Consolidated Balance Sheets Location	September 30, 2025	December 31, 2024
		(In thousands)
Operating lease assets	Operating lease right-of-use assets, net	$24,601	$15,047

Current liabilities	Accrued and other current liabilities	$8,463	$4,033
Non-current liabilities	Operating lease liabilities, non-current	$18,287	$11,783
The following table presents the components of the Company’s total lease expense:

	Condensed Consolidated Statements	Three Months Ended September 30,		Nine Months Ended September 30,
	of Operations Location	2025	2024	2025	2024
		(In thousands)
Operating lease cost:
Fixed lease costs	Cost of revenue and operating expenses	$2,977	$1,339	$8,175	$3,825
Variable lease costs	Operating expenses	618	74	1,098	270
Short-term lease costs	Operating expenses	282	141	1,102	386
Lease impairment cost (1)	Impairment charges	—	—	99	—
Sublease income	Operating expenses	(197)	—	(361)	—
Finance lease cost:
Depreciation	Cost of revenue	—	—	—	226
Interest	Interest expense	—	—	—	3
Total lease cost		$3,680	$1,554	$10,113	$4,710
___________________________________________
(1)During the nine months ended September 30, 2025, the Company exited one of its office locations, resulting in a non-cash charge of $0.1 million to impair the associated right-of-use asset, recorded within impairment charges.
As of September 30, 2025, the maturities of the Company’s lease liabilities under operating leases were as follows:

Year	Operating Leases
(In thousands)
Remainder of 2025	$2,959
2026	9,868
2027	8,016
2028	5,722
2029	3,286
Thereafter	1,944
Total minimum payments required	$31,795
Less: imputed interest	5,045
Total present value of lease liabilities	$26,750

As of September 30, 2025, the Company entered into three new operating lease agreements that have not yet commenced. These lease agreements terminate between 2029-2034 with undiscounted future lease payments of approximately $17.8 million, relating to its office locations in the United States, France, and Germany.

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes weighted-average lease terms and discount rates for the Company’s operating leases:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	3.54 years	4.40 years
Weighted-average discount rate	9.91%	9.68%
9. Debt Obligations
The Company had no borrowings outstanding as of December 31, 2024. The following table presents the Company’s debt obligations as of September 30, 2025:

September 30, 2025
(In thousands)
10% Senior Secured Notes	$628,226
Debt discount	(10,853)
Unamortized debt issuance costs	(13,350)
Total long-term debt	604,023
Short-term debt (€15 million)	17,606
Total debt	$621,629
10% Senior Secured Notes due 2030
On February 11, 2025, the Company’s wholly-owned subsidiary, OT Midco (“Midco”), completed a private offering (the “Offering”) of $637.5 million in aggregate principal amount of 10.000% senior secured notes due 2030 (the “Notes”) at an issue price of 98.087% of the principal amount thereof in a transaction exempt from registration under the Securities Act of 1933, as amended. The Notes bear interest from February 11, 2025 at an annual rate of 10.000%, payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2025. The Notes will mature on February 15, 2030. The associated discount of $12.2 million and debt issuance costs of $15.0 million were recorded as a reduction in long-term debt and are being amortized using the effective interest method over the five-year term of the Notes. During the three and nine months ended September 30, 2025, approximately $16.8 million and $42.9 million of interest, respectively, including the amortization of the related discount and deferred financing costs, were recognized within interest expense in the Company’s condensed consolidated statement of operations.
On June 17, 2025, the Company completed the repurchase of $9.3 million aggregate principal amount of the Notes for $8.0 million in cash, including accrued interest, representing a discount of approximately 17% to the principal amount of the repurchased Notes. As a result, the Company recorded a pre-tax gain of $1.2 million within other income in the Company’s consolidated statements of operations for the nine months ended September 30, 2025.
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

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Upon certain change of control events, the holders of the Notes may require Midco to repurchase all or a portion of the Notes at a purchase price of 101.000% of their principal amount plus accrued and unpaid interest, if any, to, but excluding the date of purchase. In addition, subject to certain conditions and limitations, Midco must, within 30 days after the Company’s delivery of its annual report, with respect to its fiscal years ending December 31, 2025 and 2026, apply an amount equal to the Excess Cash Flow Amount (as defined in the Indenture) to make an offer to purchase outstanding Notes at a price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to but excluding the date of purchase.
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
Short -Term Debt
Following the close of the Acquisition, the Company’s new French subsidiary has an overdraft short-term credit facility with HSBC (“Overdraft Facility”), which provides Teads France with a revolving line of credit of up to €15 million at a 3-month Euro Interbank Offered Rate (“EURIBOR”), plus a margin of 1.8%, payable quarterly in arrears. The Overdraft Facility may be used to fund general working capital needs of Teads France. Borrowings under the Overdraft Facility are subject to a commission fee of $0.035% per annum, and a facility fee of 1.25% per annum. There are no financial covenants relating to the Overdraft Facility. As of September 30, 2025, approximately $17.6 million (€15 million) in borrowings were outstanding under the Overdraft Facility, which were recorded within short-term debt in the Company’s condensed consolidated balance sheets.
Convertible Notes
On September 19, 2024, the Company repurchased the remaining $118.0 million aggregate principal amount of its previously outstanding Convertible Notes via a privately negotiated repurchase agreement with Baupost, for approximately $109.7 million in cash, including accrued interest, representing a discount of approximately 7.5% to the principal amount of the repurchased notes. As a result, the Company recorded a pre-tax gain of approximately $8.8 million within gain on repurchase of long-term debt in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2024.
Following the closing of the repurchases, the repurchased notes were cancelled by the Trustee, and there were no Convertible Notes outstanding as of December 31, 2024. See Note 9 to the Company’s 2024 Annual Report on Form 10-K for additional information relating to the Company’s Convertible Notes.

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Credit Facilities
Credit Agreement
On February 3, 2025 (the “Credit Facilities Closing Date”), the Company and Midco entered into a credit agreement (the "Credit Agreement"), among the Company, Midco, the additional borrowers party thereto from time to time, Goldman Sachs Bank USA, as sole administrative agent and swingline lender, U.S. Bank Trust Company, National Association, as the collateral agent, and the lenders, issuing banks and arrangers party thereto from time to time. The Credit Agreement established a super senior secured revolving credit facility in an aggregate principal amount of $100.0 million (the “2025 Revolving Facility”) and a senior secured bridge term loan credit facility in an aggregate principal amount of $625.0 million (the “Bridge Facility”). The Bridge Facility had a maturity date of February 2, 2026, which could be extended under some circumstances.
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
On February 11, 2025, the Bridge Facility, including accrued and unpaid interest thereon, was fully repaid and cancelled using proceeds from the private offering of the Notes and cash on hand. During the nine months ended September 30, 2025, approximately $13.3 million of the associated costs and fees and interest were recognized within interest expense in the Company’s condensed consolidated statement of operations.
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
Additional wholly-owned subsidiaries of the Company organized in certain jurisdictions may become borrowers under the 2025 Revolving Facility from time to time. The 2025 Revolving Credit Facility is a senior secured obligation of the Company, Midco and the Credit Facilities Guarantors (as defined below), provided, that, with respect to the application of proceeds from enforcement or distressed disposals of collateral, the 2025 Revolving Facility will rank super senior to other senior secured indebtedness of the Company, Midco and the Credit Facilities Guarantors (as defined below).
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

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Credit Agreement includes a number of affirmative and negative covenants, that among other things, will restrict, subject to certain exceptions, the Company’s ability and the ability of the Company’s restricted subsidiaries to: incur or guarantee additional indebtedness; pay dividends on, redeem or repurchase our capital stock; make certain other restricted payments and investments; create or incur certain liens; impose restrictions on the ability of subsidiaries to pay dividends or other payments to the Company; transfer or sell certain assets; merge or consolidate with other entities; and enter into certain transactions with affiliates.
The Credit Agreement includes a customary springing financial covenant with respect to the 2025 Revolving Facility that will require the Company and its restricted subsidiaries to comply with a maximum senior secured net leverage ratio from and after the fiscal quarter ending September 30, 2025, in the event that utilization under the 2025 Revolving Facility exceeds 40%.

The Credit Agreement also contains customary events of default, including, among other things, payment default, cross default, judgment default and certain provisions related to bankruptcy events, subject to cure and grace periods in certain cases. If an event of default occurs under the Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
The Company was in compliance with all related financial covenants as of September 30, 2025. As of September 30, 2025, the Company had no borrowings outstanding under the Credit Agreement and its available borrowing capacity was $100.0 million, based on the defined borrowing formula. Other assets in the Company’s condensed consolidated balance sheets as of September 30, 2025 include deferred financing costs of $3.4 million, which are being amortized over the term of the 2025 Revolving Facility. During the three and nine months ended September 30, 2025, approximately $0.2 million and $0.5 million of deferred financing costs were recognized within interest expense in the Company’s consolidated condensed statement of operations.
Termination of the 2021 Facility
On February 3, 2025, in connection with the Company’s entry into the Credit Agreement described above, the Company terminated the Second Amended and Restated Loan and Security Agreement, dated as of November 2, 2021, by and among the Company, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, Zemanta Holding USA Inc. and Zemanta Inc. Accordingly, the Company recognized the remaining $0.2 million of unamortized deferred financing costs within interest expense in its condensed consolidated statements of operations for the nine months ended September 30, 2025.
10. Income Taxes

Due to the ongoing post-merger integration efforts and inability to reliably estimate the annual effective tax rate, for the three and nine months ended September 30, 2025, the Company's interim benefit from income taxes is computed using the actual year-to-date results rather than an estimated annual effective tax rate. For the three and nine months ended September 30, 2024, the Company's interim benefit from income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income, and adjusted for the tax effects of any discrete items.
The Company’s effective tax rates for the three and nine months ended September 30, 2025 were 19.2% and 21.0%, respectively. The Company’s effective tax rate for the three months ended September 30, 2025 was lower than the U.S. federal statutory tax rate of 21%, primarily due to increased concentration of profitability in lower-tax jurisdictions, partially offset by an increase in uncertain tax positions, coupled with the pre-tax loss during the three months ended September 30, 2025.
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

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the U.S., with certain provisions of OBBBA effective in 2025 and others becoming effective in 2026 and beyond. The OBBBA amends U.S. tax law including provisions related to bonus depreciation, interest deduction limitations, research and development, and foreign derived intangible income. The OBBBA provisions did not have a material impact on the Company’s total tax benefits for the three and nine month periods ended September 30, 2025. For the full 2025 year, the Company expects that the OBBBA provisions will result in lower cash taxes due to a favorable change to the US interest expense limitation regime, which allowed for more interest to be deducted in 2025 rather than carried forward into future years. The Company will continue to evaluate discretionary elections available and other provisions which become effective in 2026.
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

In connection with the Acquisition, the Company identified and recorded an $18.6 million provision related to certain income tax items under ASC 740, “Income Taxes,” and an $8.6 million provision related to certain non-income tax items accounted for under ASC 450, “Contingencies,” within contingent tax liabilities in its condensed consolidated balance sheet as of September 30, 2025. The Company has also recorded an indemnification asset in the full amount of the provision of $27.2 million, as the Company is indemnified against certain tax liabilities under the SPA. Altice Teads’ indemnification obligation may be increased if other indemnified risks materialize and will remain in place until all covered matters are resolved.
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
Share Repurchases
On December 14, 2022, the Board approved a share repurchase program, authorizing the Company to repurchase up to $30 million of Common Stock, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The repurchase program may be commenced, suspended, or terminated at any time by the Company at its discretion without prior notice. There were no share repurchases under the Company’s share repurchase program during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company repurchased 1,410,001 shares with a fair value of $5.8 million under the repurchase program.
As of September 30, 2025, the remaining availability under the Company’s $30 million share repurchase program was $6.6 million. Commission costs associated with share repurchases and any excise taxes accrued as a result of the Inflation Reduction Act of 2022 do not reduce the remaining authorized amount under the repurchase programs.

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In addition, the Company may periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of the Company’s equity incentive plans and the underlying award agreements.
During the three and nine months ended September 30, 2025, the Company withheld 52,063 and 195,171 shares, respectively, with a fair value of $0.1 million and $0.6 million, respectively, to satisfy employee tax withholding obligations. During the three and nine months ended September 30, 2024, the Company withheld 39,323 and 123,903 shares, respectively, with a fair value of $0.2 million and $0.5 million, respectively.
Accumulated Other Comprehensive Income (Loss)
The following table details the changes in accumulated other compressive loss, net of tax:

	Foreign Currency Translation Loss	Unrealized Gain (Loss) on Investments in Marketable Securities(1)	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance–December 31, 2024	$(9,543)	$63	$(9,480)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	105,365	(23)	105,342
Realized gains from sales of investments in marketable securities reclassified to earnings	—	(40)	(40)
Other comprehensive income (loss), net of tax	105,365	(63)	105,302
Balance–September 30, 2025	$95,822	$—	$95,822
(1) The tax effects related to realized and unrealized gains on investments in marketable securities was immaterial for the three and nine months ended September 30, 2025.
During the nine months ended September 30, 2024, $0.3 million of realized gains on investments in marketable securities, net of taxes, were released from accumulated other comprehensive loss to earnings, and recorded within interest income and other income, net in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2024.
13. Stock-based Compensation
Equity Incentive Plans
In July 2021, the Board and the Company’s stockholders approved the 2021 Long-Term Incentive Plan (the “2021 Plan”), which may be used to grant, among other award types, stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”). The number of shares of Common Stock reserved for future issuance under the 2021 Plan will be increased pursuant to provisions for annual automatic evergreen increases. The Company’s previous awards issued under its 2007 Omnibus Securities and Incentive Plan, as amended and restated on January 21, 2009 and June 4, 2025 (the “2007 Plan”), remain subject to the 2007 Plan. As of September 30, 2025, 715,191 and 145,135 shares were available for grant under the 2021 Plan and the 2007 Plan, respectively. The Company generally issues new shares for stock option exercises and vesting of RSUs and PSUs.
The Company recognizes stock-based compensation expense for stock-based awards based on the estimated fair value of the awards on the date of grant. The Company accounts for forfeitures as they occur. The following table summarizes stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the periods presented:

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Research and development	$611	$823	$1,870	$2,529
Sales and marketing	1,756	1,324	4,313	4,094
General and administrative	1,274	1,905	4,189	4,864
Total stock-based compensation	$3,641	$4,052	$10,372	$11,487
As of September 30, 2025, the Company’s remaining unrecognized stock-based compensation expense was approximately $24.9 million for unvested RSUs and $2.1 million for unvested PSUs.
The following table summarizes stock option, RSU and PSU activity for the nine months ended September 30, 2025:

	Stock Options	Service-Based RSUs	PSUs
Outstanding—December 31, 2024	1,692,519	3,798,514	1,226,600
Granted	—	6,866,910	2,002,848
Exercised/Vested	—	(1,649,398)	(174,923)
Forfeited	(232,727)	(677,047)	(40,948)
Outstanding—September 30, 2025	1,459,792	8,338,979	3,013,577
Service-based RSUs
The fair value of service-based RSUs granted to the Company’s eligible employees and non-employee directors is based on the fair value of the Common Stock on the date of grant. Compensation expense is recognized on a straight-line basis over the service period. During the nine months ended September 30, 2025, the Company granted 6,866,910 service-based RSUs with a weighted average grant date fair value of $2.58 per share.
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
PSUs - Financial & Operational Vesting Conditions
The fair value of PSUs with financial and operational performance conditions is based on the fair value of the Common Stock on the date of grant. PSUs vest subject to employees’ continuing employment and the Company’s achievement of specified performance goals over the specified performance period (typically three years). Expense related to these PSUs is recognized ratably during the performance period, based on the probability of attaining the specified performance targets. The potential number of shares that may be earned is determined based on achievement of the performance targets up to a maximum of 150% of the number of PSUs granted. During the nine months ended September 30, 2025, the Company granted 721,424 of these PSUs to its executives with a weighted average fair value of $2.57 per share.
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

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
During the nine months ended September 30, 2025, the Company granted 551,424 relative TSR awards to its senior executives and other key employees with a weighted average grant date fair value of $2.88 per share. In addition, in connection with the Acquisition, the Company granted a total of 730,000 absolute TSR awards to two of its key employees with a weighted average grant date fair value of $0.25 per share.
Stock-Based Awards Granted Outside of Equity Incentive Plans
Warrants
The Company issued equity-classified warrants to purchase shares of Common Stock to certain third-party advisors, consultants, and financial institutions, which expire in September 2026. As of each of September 30, 2025 and December 31, 2024, 48,529 warrants were outstanding and exercisable with a weighted average exercise price of $7.34.
Employee Stock Purchase Plan
As of September 30, 2025, approximately 3,350,446 shares of Common Stock have been reserved for issuance under the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”), which is subject to annual automatic evergreen increases. There have been no shares purchased under the ESPP as it is not yet active.
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
As of September 30, 2025, the Company had net liabilities of $6.3 million recorded within other non-current liabilities in its condensed consolidated balance sheet, which included an aggregate fair value of plan assets of $6.7 million and an aggregate projected benefit obligation of $13.0 million as of September 30, 2025. The plan assets, financed by the employer and employee contributions, are invested in cash, bonds, equities, real estate, and alternative investments.

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the components of the Company’s net periodic benefit cost related to the Company’s defined benefit pension plans:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(In thousands)
Service cost	$259	$659
Interest cost	45	115
Expected return on plan assets	(48)	(123)
Total net periodic benefit cost	$256	$651
The service cost component of net periodic benefit cost is recorded within operating expenses in the condensed consolidated statements of income while the other components are recorded in other income, net.
There were no cash contributions required to be made to the Company’s defined benefit plans during the period from February 2, 2025 through September 30, 2025.
15. Net Income (Loss) per Common Share
The following table presents the computation of the Company’s basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Numerator:
Net (loss) income attributed to common stockholders - basic	$(19,690)	$6,696	$(88,846)	$(544)
Adjustments related to convertible debt	—	(6,173)	—	(4,834)
Net (loss) income attributed to common stockholders - diluted	$(19,690)	$523	$(88,846)	$(5,378)

Denominator:
Basic weighted-average shares	95,113,669	49,325,518	89,249,913	49,171,414
Weighted-average dilutive share equivalents
Convertible debt	—	4,155,652	—	4,530,511
Restricted stock units	—	426,888	—	—
Diluted weighted-average shares	95,113,669	53,908,058	89,249,913	53,701,925

Net (loss) income per share:
Basic	$(0.21)	$0.14	$(1.00)	$(0.01)
Diluted	$(0.21)	$0.01	$(1.00)	$(0.10)
The Company has PSUs, which are only included in diluted net income (loss) per share to the extent the underlying performance conditions have been satisfied at the end of the reporting period, or would be considered satisfied if the end of the reporting period was the end of the related performance period and the result would be dilutive.

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following weighted-average shares have been excluded from the calculation of diluted net loss per share for each period presented because they are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	1,483,074	2,275,077	1,580,893	2,337,331
Warrants	48,529	188,235	48,529	188,235
Restricted stock units	8,803,475	794,716	5,813,564	3,854,406
Performance-based stock units	1,840,068	1,010,353	1,219,680	492,353
Total shares excluded from diluted loss per share	12,175,146	4,268,381	8,662,666	6,872,325
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Revenue from external customers	$318,772	$224,177	$948,225	$655,289
Less:
Traffic acquisition costs	188,230	164,483	570,392	487,484
Personnel-related costs	63,157	33,208	184,695	99,702
Merger and acquisition costs	3,656	5,585	25,508	8,787
Depreciation and amortization	17,497	4,843	48,707	14,494
Marketing and advertising expenses	7,524	2,225	22,746	6,688
Restructuring charges	657	—	9,610	742
Impairment charges	—	—	15,614	—
Other segment expenses (1)	44,331	16,782	123,928	52,565
Gain on repurchase of long-term debt	—	(8,782)	(1,225)	(8,782)
Interest expense	17,084	1,444	57,732	2,950
Other expense (income) and interest income, net	994	(3,536)	2,984	(7,687)
(Benefit) provision for income taxes	(4,668)	1,229	(23,620)	(1,110)
Segment and consolidated net (loss) income	$(19,690)	$6,696	$(88,846)	$(544)
_____________________________________________________________
(1)Other segment expenses primarily consist of hosting and data services, office and related expenses, other professional fees, non-income taxes, provision for credit losses, and other expenses.

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents total revenue based on where the Company’s advertisers are physically located:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
The Americas (1)	$103,839	$67,496	$298,223	$195,301
EMEA (Europe, the Middle East and Africa)	182,048	134,469	549,981	401,012
Asia	32,885	22,212	100,021	58,976
Total revenue	$318,772	$224,177	$948,225	$655,289
______________________________________________________________
(1) Includes U.S. revenues of $92.2 million and $261.5 million for the three and nine months ended September 30, 2025, respectively, and $64.0 million and $183.3 million for the three and nine months ended September 30, 2024, respectively.
The Company’s long-lived assets by geographic location, which are comprised of property, equipment and capitalized software, net and operating lease right-of-use assets, net are summarized below:

	September 30, 2025	December 31, 2024
	(In thousands)
The Americas	$48,149	$46,056
EMEA (Europe, the Middle East and Africa)	23,047	13,415
Asia	3,103	826
Total long-lived assets, net	$74,299	$60,297

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
As a result of the Acquisition, our results of operations include the results of the acquired business from February 3, 2025 through September 30, 2025. Accordingly, the financial information presented as of and for the three and nine months ended September 30, 2025 is not directly comparable to our financial information presented for the corresponding prior year periods.
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
The following is a summary of our performance for the periods presented, which incorporate the results of operations for Legacy Teads from February 3, 2025 through September 30, 2025:
•Our revenue was $318.8 million in the three months ended September 30, 2025, compared to $224.2 million in the three months ended September 30, 2024, including net favorable foreign currency effects of approximately $5.0 million. Revenue for the nine months ended September 30, 2025 was $948.2 million, compared to $655.3 million for the nine months ended September 30, 2024, including net favorable foreign currency effects of $7.8 million.
•Our gross profit was $105.7 million and our gross margin was 33.2% for the three months ended September 30, 2025, compared to gross profit of $48.9 million and gross margin of 21.8% for the comparable period in 2024. Our gross profit was $308.7 million and our gross margin was 32.6% for the nine months ended September 30, 2025, compared to gross profit of $136.0 million and gross margin of 20.8% for the nine months ended September 30, 2024.
•Our Ex-TAC Gross Profit(1) was $130.5 million in the three months ended September 30, 2025, compared to $59.7 million in the three months ended September 30, 2024. Our Ex-TAC Gross Profit(1) was $377.8 million for the nine months ended September 30, 2025, compared to $167.8 million for the nine months ended September 30, 2024.
•Our net loss was $19.7 million, or (18.6)% of gross profit, in the three months ended September 30, 2025, compared to net income of $6.7 million, or 13.7% of gross profit, for the comparable period in 2024. For the nine months ended September 30, 2025, our net loss was $88.8 million, or (28.8)% of gross profit, compared to net loss of $0.5 million, or (0.4)% of gross profit, for the nine months ended September 30, 2024.
•Our Adjusted EBITDA(1) was $19.2 million for the three months ended September 30, 2025, compared to $11.5 million for the three months ended September 30, 2024. Adjusted EBITDA(1) was 14.7% and 19.3% of Ex-TAC Gross Profit(1) in the three months ended September 30, 2025 and 2024, respectively. Our Adjusted EBITDA(1) was $56.8 million for the nine months ended September 30, 2025, compared to $20.3 million for the nine months ended September 30, 2024. Adjusted EBITDA(1) was 15.0% and 12.1% of Ex-TAC Gross Profit(1) for the nine months ended September 30, 2025 and 2024, respectively.
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
During the three and nine months ended September 30, 2025, we recorded Acquisition and integration costs of approximately $3.7 million and $25.5 million, respectively. See Note 2 to the accompanying condensed consolidated financial statements for additional information on the Acquisition.

2025 Restructuring Plan
On February 3, 2025, in connection with the completion of the Acquisition, we announced a restructuring plan (the “Plan”), involving a reduction in workforce, as part of our efforts to streamline operations and reduce duplication of roles. We estimate that we will incur approximately $11 million to $14 million in charges in connection with the Plan, of which approximately $9 million to $11 million is expected to be incurred in 2025. These charges will consist primarily of severance and related costs.
The actions associated with the employee restructuring under the Plan were initiated in February 2025 and were implemented in large part in the second quarter of 2025, and are expected to be completed by the first quarter of 2026. During the three and nine months ended September 30, 2025, the Company recorded associated non-cash charges of approximately $0.7 million and $9.6 million, respectively (see Note 3 to the accompanying condensed consolidated financial statements for additional information).
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

Impairment of vi
In March 2025, in connection with the post-merger integration of the newly acquired Teads business, we made a decision to discontinue the video product offering associated with our prior acquisition of vi. Accordingly, during the nine months ended September 30, 2025, we recorded impairment charges totaling $15.5 million to fully write off the associated intangible assets and capitalized software, as further described below and in Note 5 to the accompanying condensed consolidated financial statements.
Conditions in Israel
Many of our employees, including certain members of our management team and board of directors (“Board”), operate from our offices in Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region directly affect our business and operations. Following the October 7, 2023 attacks by Hamas terrorists on Israel's southern border, Israel declared war against Hamas and since then, Israel has been involved in military conflicts with Hamas, Hezbollah, a terrorist organization based in Lebanon, and Iran, both directly and through proxies like the Houthi movement in Yemen and armed groups in Iraq and other terrorist organizations. Additionally, following the fall of the Assad regime in Syria, Israel conducted limited military operations targeting the Syrian army, Iranian military assets and infrastructure linked to Hezbollah and other Iran-supported groups. Although certain cease-fire agreements have been reached with Hamas and Lebanon (with respect to Hezbollah), these agreements failed to be upheld and military activity and hostilities continue to exist at varying levels of intensity, and the situation remains volatile, with the potential for escalation into a broader regional conflict involving additional terrorist organizations and possibly other countries.
In June 2025, a new round of direct hostilities broke out between Israel and Iran, involving significant missile and drone strikes exchanged between the two countries. This escalation and other regional events have heightened regional instability and increased security risks across Israel. These events have resulted in significant travel restrictions, facility closures and shelter-in-place orders, including remote work measures, in various locations, and may further impact critical infrastructure, supply chains, and the broader Israeli economy. In October 2025, a cease-fire was brokered between Israel and Hamas. However, we cannot predict if and to what extent this cease-fire will remain in effect or upheld.
The draft of Israeli military reservists, as well as the evacuation of Israeli citizens from areas near conflict zones have adversely affected our employees impacted by such actions. In addition, future government-imposed restrictions and precautions in response to such conflicts may negatively impact our employees, management and directors by interrupting their ability to effectively perform their roles and responsibilities. In addition, further hostilities involving Israel, possible damage to facilities and infrastructure, increased cyber attacks, the interruption or curtailment of trade between Israel and its trading partners, and/or the willingness to do business with companies with operations in Israel, as well as macroeconomic indications of deterioration of Israel’s economic standing as reflected in the downgrading in Israel’s credit rating by rating agencies that took place in parallel to these events, could adversely affect our business, financial condition and results of operations and could make it more difficult for us to raise capital. The intensity and duration of the conflict between Israel and Hamas and the sustainability of the related cease-fire, as well as the conflicts with Hezbollah and other terror organizations and Iran and other countries are difficult to predict and we are continuing to monitor the situation and assessing its potential impact on our business.
We cannot attribute the impact of the current trends in advertising demand to any particular factor, including the conditions in Israel, and cannot predict the impact if the war continues or escalates further. See Item 1A “Risk Factors” included in our 2024 Form 10-K for more information regarding certain risks associated with the conditions in Israel.
Recent Trends, Risks and Uncertainties

Together with those risk factors we have identified in the 2024 Form 10-K, we have identified the following important factors that could impact our future financial performance or condition:

In the second and third quarters of 2025, we faced operational challenges in returning to growth while implementing the complex integration of two similarly scaled companies. During the third quarter of 2025, we restructured our go-to-market organization and implemented several measures related to our organizational leadership, structure and processes. While these changes have resulted in measurable improvements in leading indicators, they have not yet translated into revenues at the pace we anticipated. We are seeing an increase in new business-generating meetings, a growing pipeline, and a shift in the trajectory of cross-sell revenue. Despite this progress in early-stage metrics, the impact of these improvements on revenue is nascent and has been influenced by factors such as increased competition, advertiser volatility, and agency relationships in certain geographies and verticals. Accordingly, we continue to see a lower rate of sales, a lagging indicator, in the following key countries: the U.S., the United Kingdom and France.

We are facing a changing eco-system, including declining traffic trends on the traditional publisher side of the Open Internet, and increased competition on the demand side. The proliferation of generative AI tools, particularly their integration into major search engines and web browsers, is causing a shift in how users discover and consume content online. These tools can provide users with direct answers and AI-generated summaries, which has reduced their need to click through to original publisher websites. This trend of bypassing the traditional user journey to a publisher’s site has led to a decline in direct user traffic across the Open Internet. For a representative segment of our premium publisher partners, we have observed this trend result in an approximate 10% to 15% decline in paid page views. A reduction in traffic to our media partners directly decreases the inventory of advertising impressions available for us to monetize, which has affected and continues to affect our revenue and results of operations.
Our legacy Outbrain DSP business also experienced headwinds, including from the clean-up of underperforming supply partners and other quality control changes. These changes had a meaningful impact, with a small number of customers spending a combined $30.0 million less on our platform year over year, driving a $5.0 million decline in year over year Ex-TAC Gross Profit.

During the third quarter, we engaged an external consulting firm to conduct a comprehensive review of our business to identify opportunities to restore growth and improve profitability. This review provided analysis and specific implementation plans regarding the rationalization of our business portfolio, our operational and organizational structure, and potential further efficiencies, which are being converted into a detailed execution plan.
Macroeconomic Environment
General worldwide economic conditions have experienced significant instability, as well as volatility and disruption in the financial markets, resulting from factors including geopolitical tensions, including the effects of the war between Russia-Ukraine, the conflict between Israel-Hamas and the sustainability of the related cease-fire, the conflict between Israel-Iran and the uncertain trajectories of such conflicts, tariffs and trade wars, new and proposed legislation in the U.S., the impact of the U.S. government shutdown, general economic uncertainty, inflation, increased interest rates, recessionary concerns, bankruptcies, currency exchange rate fluctuations, global supply chain disruptions, and labor market volatility. The global economy is also experiencing heightened uncertainty in part due to market reactions to changes in tariff policies, which have the potential to further exacerbate inflationary pressures, with the duration of any such impact remaining uncertain. These conditions have negatively impacted our advertisers and, as a result, our business and could, if they continue or worsen further, adversely impact us in the future, including if our advertisers were to reduce or further reduce their advertising spending as a result of any of these factors. We continue to monitor our operations, and the operations of those in our ecosystem (including media partners, advertisers, and agencies), but these conditions make it difficult for us, our media partners, advertisers, and agencies to accurately forecast and plan future business activities and they could cause a further reduction or delay in overall advertising demand and spending or impact our advertisers’ ability to pay, any of which would negatively impact our business, financial condition, and results of operations.
Factors Affecting Our Business
Advertiser Retention and Growth
Our engine serves the ad experiences that are predicted to deliver high attention or engagement, rather than prioritizing simply based on price of the ads. We believe this approach leads to better return on advertiser spend (“ROAS”) for advertisers, whether they are focused on driving a performance outcome, or a branding outcome. Our growth is partially driven by retaining and expanding the amount of spend by advertisers on our platform, as well as by acquiring new advertisers. Through the Acquisition, we have expanded our total addressable market to now include top of the funnel marketing, while also attracting more diverse, premium demand. We view our full-funnel offering of both branding and performance capabilities as an opportunity to increase our share of wallet from advertisers and agencies. In addition, our joint business partnerships, or JBPs, represent a significant overall portion of our revenue and are strategic for driving advertiser retention and growth.
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

For the nine months ended September 30, 2025, tens of thousands unique advertisers were active on our owned and operated platforms, in addition to the thousands of advertisers who access the platform through programmatic partnerships.
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
Examples of environments in which content consumption is expected to grow include pre-installed applications on Smartphones, Smartphone content feeds, gaming applications, push notifications, and CTV. Through the Acquisition, we have created an omnichannel outcomes platform, enabling advertisers to not only reach their audiences across the entire Open Internet — from web, to CTV, to app environments — but to drive outcomes from those audiences at each step of the marketing funnel.
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
We believe in the transformative power of AI in shaping the future of sustainable media, and we are powered by our deep expertise in using AI technology for years to empower both media owners and advertisers in their businesses. We leverage AI in a manner designed to enable media owners to increase their revenues and connect with audiences on their own platforms within the Open Internet. We use machine learning to predict consumer interest and propensity to convert ads to sales. Our technology has developed into a robust AI machine learning system and is largely homegrown by our Research and Development team. One of the strongest long-term levers in our business is the continuous improvement of our algorithms and the data sets our algorithms learn from. Our direct integrations across our media partners’ properties provide us with a large volume of proprietary first-party data, including context, user interest and behavioral signals. The more data points we have, the better our advertisers’ ROAS, and yield potential can be.
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
Other (Expense) Income, Net
Other (expense) income, net is comprised of gains on repurchases of our long-term debt, interest expense, and other (expense) income and interest income, net.
Gain on Repurchase of Long-Term Debt. On June 17, 2025, we completed the repurchase of $9.3 million aggregate principal amount of the Notes for approximately $8.0 million in cash, including accrued interest, at a discount of approximately 17% to the principal amount and recorded a pre-tax gain of approximately $1.2 million. In September 2024, we repurchased the remaining $118.0 million of our 2.95% Convertible Senior Notes due 2026 (“Convertible Notes”) at a discount of approximately 7.5% of the principal amount and recorded a pre-tax gain of $8.8 million.
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

Results of Operations
We have one operating segment, which is also our reportable segment. The following table sets forth our results of operations for the periods presented, which incorporates the results of Legacy Teads for the period from February 3, 2025 through September 30, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Condensed Consolidated Statements of Operations:
Revenue	$318,772	$224,177	$948,225	$655,289
Cost of revenue:
Traffic acquisition costs	188,230	164,483	570,392	487,484
Other cost of revenue	24,794	10,825	69,171	31,765
Total cost of revenue	213,024	175,308	639,563	519,249
Gross profit	105,748	48,869	308,662	136,040
Operating expenses:
Research and development	10,743	9,053	38,007	27,576
Sales and marketing	68,658	23,201	202,071	71,195
General and administrative	31,970	19,564	96,335	51,700
Impairment charges	—	—	15,614	—
Restructuring charges	657	—	9,610	742
Total operating expenses	112,028	51,818	361,637	151,213
Loss from operations	(6,280)	(2,949)	(52,975)	(15,173)
Other (expense) income:
Gain on repurchase of long-term debt	—	8,782	1,225	8,782
Interest expense	(17,084)	(1,444)	(57,732)	(2,950)
Other (expense) income and interest income, net	(994)	3,536	(2,984)	7,687
Total other (expense) income, net	(18,078)	10,874	(59,491)	13,519
(Loss) income before income taxes	(24,358)	7,925	(112,466)	(1,654)
(Benefit) provision for income taxes	(4,668)	1,229	(23,620)	(1,110)
Net (loss) income	$(19,690)	$6,696	$(88,846)	$(544)

Other Financial Data:
Ex-TAC Gross Profit (1)	$130,542	$59,694	$377,833	$167,805
Adjusted EBITDA(1)	$19,171	$11,531	$56,836	$20,337
__________________________
(1)Ex-TAC Gross Profit and Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most comparable U.S. GAAP financial measures.
Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024
Revenue
Revenue for the three months ended September 30, 2025 increased $94.6 million, or 42.2%, to $318.8 million, from $224.2 million for the three months ended September 30, 2024. Revenue increased $292.9 million, or 44.7%, to $948.2 million for the nine months ended September 30, 2025 from $655.3 million for the nine months ended September 30, 2024. Revenue for the three and nine months ended September 30, 2025 included net favorable foreign currency effects of approximately $5.0 million and $7.8 million, respectively, and increased $89.6 million and $285.1 million, respectively, on a constant currency basis, compared to the prior year period.
Our reported increases in revenue for the three and nine months ended September 30, 2025 were primarily attributable to incremental revenues from the Acquisition of $126.8 million and $346.2 million, respectively, offset in part by lower revenues of $32.2 million and $53.3 million from the legacy Outbrain business, primarily driven by lower ad impressions from certain media partners.

See “Non-GAAP Reconciliations” for information regarding the constant currency measures provided in this discussion and below to supplement our reported results.
Cost of Revenue and Gross Profit
Traffic acquisition costs — increased $23.7 million, or 14.4%, to $188.2 million for the three months ended September 30, 2025, compared to $164.5 million in the prior year period. Traffic acquisition costs increased $82.9 million, or 17.0%, to $570.4 million for the nine months ended September 30, 2025, compared to $487.5 million in the prior year period. Traffic acquisition costs for the three and nine months ended September 30, 2025 included net unfavorable foreign currency effects of approximately $4.6 million and $7.2 million, respectively, and increased $19.1 million and $75.7 million, respectively on a constant currency basis, compared to the prior year period.
The increase in traffic acquisition costs in both periods was largely driven by incremental costs from the Acquisition, partially offset by lower traffic acquisition costs from the legacy Outbrain business, reflecting lower revenue and a net favorable change in our revenue mix. As a percentage of revenue, traffic acquisition costs decreased to 59.0% for the three months ended September 30, 2025, from 73.4% for the three months ended September 30, 2024 and decreased to 60.2% for the nine months ended September 30, 2025, from 74.4% for the nine months ended September 30, 2024, reflecting the higher margin profile of the acquired business.
Other cost of revenue — increased $14.0 million, or 129.0%, to $24.8 million for the three months ended September 30, 2025, compared to $10.8 million in the prior year period. Other cost of revenue increased $37.4 million, or 117.8%, to $69.2 million for the nine months ended September 30, 2025, compared to $31.8 million in the prior year period. These increases were primarily due to the impact of the Acquisition, and higher amortization expense related to technology intangible assets of approximately $3.9 million and $10.0 million, respectively. As a percentage of revenue, other cost of revenue increased to 7.8% for the three months ended September 30, 2025, from 4.8% for the three months ended September 30, 2024, and increased to 7.3% for the nine months ended September 30, 2025, from 4.8% for the nine months ended September 30, 2024.
Gross profit — increased $56.8 million, or 116.4%, to $105.7 million for the three months ended September 30, 2025, compared to $48.9 million for the three months ended September 30, 2024. Gross profit increased $172.7 million, or 126.9%, to $308.7 million for the nine months ended September 30, 2025, compared to $136.0 million for the nine months ended September 30, 2024. These increases were largely due to the impact of the Acquisition.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit increased $70.8 million, or 118.7%, to $130.5 million for the three months ended September 30, 2025, from $59.7 million for the three months ended September 30, 2024. Our Ex-TAC Gross Profit increased $210.0 million, or 125.2%, to $377.8 million for the nine months ended September 30, 2025, from $167.8 million for the nine months ended September 30, 2024. These increases were largely due to the impact of the Acquisition. See “Non-GAAP Reconciliations” for the related definition and reconciliations to our gross profit.
Operating Expenses
Operating expenses increased $60.2 million, or 116.2%, to $112.0 million for the three months ended September 30, 2025, from $51.8 million for the three months ended September 30, 2024, including net unfavorable foreign currency effects of approximately $2.0 million. The reported increase was primarily attributable to the impact of the Acquisition, including acquisition and integration costs during the three months ended September 30, 2025.
Operating expenses increased $210.4 million, or 139.2%, to $361.6 million for the nine months ended September 30, 2025, from $151.2 million for the nine months ended September 30, 2024, including net unfavorable foreign currency effects of approximately $3.1 million. This reported increase was primarily due to the impact of the Acquisition, including incremental acquisition and integration costs of $16.7 million, as well as impairment charges of $15.6 million and higher restructuring charges of $8.9 million recorded during the nine months ended September 30, 2025, as further described below.
The following are the components of the operating expenses for the quarterly and the year-to-date periods presented:
Research and development expenses — increased $1.7 million and $10.4 million, respectively, during the three and nine months ended September 30, 2025, primarily due to increased costs resulting from the Acquisition, largely offset by lower personnel related costs of $3.3 million and $5.4 million, respectively, resulting from our cost-saving initiatives.

Sales and marketing expenses — increased $45.4 million and $130.9 million, respectively, during the three and nine months ended September 30, 2025, primarily due to the impact of the Acquisition, and higher amortization expenses recorded on the associated intangible assets of approximately $8.6 million and $22.3 million, respectively.
General and administrative expenses — increased $12.4 million and $44.6 million, respectively, during the three and nine months ended September 30, 2025. These increases were primarily due to the impact of the Acquisition, including higher acquisition and integration related costs of $16.7 million during the nine months ended September 30, 2025, compared to the prior year period. The increase for the three months ended September 30, 2025 was also attributable to increased credit loss reserve of approximately $3.0 million.
Impairment charges — were $15.6 million for the nine months ended September 30, 2025, and were largely attributable to the full impairment of the carrying values of the definite-lived intangible assets of $15.1 million and capitalized software of $0.4 million associated with our previously acquired vi business, in connection with our decision to discontinue the related video product offering as part of our post-merger integration following the Acquisition (see Notes 5 and 6 to the accompanying condensed consolidated financials statements for additional information).
Restructuring charges — were $0.7 million and $9.6 million, respectively, during the three and nine months ended September 30, 2025, including severance costs of $0.6 million and $8.9 million, respectively, and legal costs of $0.1 million and $0.7 million, respectively. These charges were incurred in connection with our previously announced Plan to streamline operations, including a reduction in workforce of approximately 15% to reduce duplicative roles after the Acquisition close. For the three months ended September 30, 2025, approximately $0.1 million related to research and development. $0.4 million related to sales and marketing and $0.1 million related to general and administrative expenses. For the nine months ended September 30, 2025, approximately $0.9 million related to research and development, $6.3 million related to sales and marketing and $2.4 million related to general and administrative departments.
We estimate that total charges to be incurred under this Plan in 2025 will range from approximately $9 million to $11 million and we expect it to result in 2025 cost savings of approximately $40 million, with the higher run-rate impact in 2026 and beyond.
During the nine months ended September 30, 2024, restructuring charges were $0.7 million, comprised of severance and related costs.
Total operating expenses as a percentage of revenue increased to 35.1% for the three months ended September 30, 2025 from 23.1% for the three months ended September 30, 2024, and increased to 38.1% for the nine months ended September 30, 2025 from 23.1% for the nine months ended September 30, 2024. These increases were largely driven by the Acquisition and the associated Acquisition-related costs, as well as restructuring and impairment charges.
Other (Expense) Income
Gain on repurchase of long-term debt — In June 2025, we completed the repurchase of $9.3 million aggregate principal amount of the Notes for approximately $8.0 million in cash, including accrued interest, representing a discount of approximately 17% to the principal amount of the repurchased Notes. As a result, we realized a pre-tax gain of approximately $1.2 million within other income in our consolidated statements of operations for the nine months ended September 30, 2025. During the nine months ended September 30, 2024, we recorded a pre-tax gain of approximately $8.8 million in connection with our repurchase of the remaining $118.0 million aggregate principal amount of Convertible Notes in September 2024.
Interest expense — increased $15.7 million to $17.1 million for the three months ended September 30, 2025, from $1.4 million for the three months ended September 30, 2024, which was primarily due to interest expense of $16.8 million on the Notes, including interest and amortization of the related discount and deferred financing fees, during the three months ended September 30, 2025, partially offset by reduced interest expense of $0.8 million due to the absence of the previously outstanding Convertible Notes.
Interest expense increased $54.7 million to $57.7 million for the nine months ended September 30, 2025, from $3.0 million for the nine months ended September 30, 2024. This increase was primarily driven by $42.9 million of interest expense on the Notes, including interest and amortization of the related discount and deferred financing fees, as well as $13.3 million of fees and interest related to the Bridge Facility, which was drawn to finance the cash portion of the Acquisition consideration and subsequently repaid with the proceeds from the Notes in February 2025. These increases were partially offset by reduced interest expense of $2.5 million due to the absence of the previously outstanding Convertible Notes.

Other (expense) income and interest income, net — decreased $4.5 million to net expense $1.0 million for the three months ended September 30, 2025, compared to income of $3.5 million for the three months ended September 30, 2024. This decrease was primarily attributable to increased foreign currency losses of $2.5 million resulting from the remeasurement of transactions denominated in currencies other than the functional currencies and less favorable mark-to-market adjustments of $1.0 million on undesignated foreign exchange forward contracts used to manage our foreign currency exchange risk on net cash flows from our non-U.S. dollar denominated operations. The decline was also attributable lower investment income of $1.6 million during the three months ended September 30, 2025.
Other (expense) income and interest income, net, decreased $10.7 million to net expense of $3.0 million for the nine months ended September 30, 2025, compared to income of $7.7 million for the nine months ended September 30, 2024. This decrease was primarily attributable to increased foreign currency losses of $9.4 million resulting from the remeasurement of transactions denominated in currencies other than the functional currencies and lower investment income of $4.2 million. These decreases were partially offset by more favorable mark-to-market adjustments of $1.6 million on undesignated foreign exchange forward contracts used to manage our foreign currency exchange risk on net cash flows from our non-U.S. dollar denominated operations during the nine months ended September 30, 2025.
(Benefit) Provision for Income Taxes
Benefit from income taxes was $4.7 million for the three months ended September 30, 2025, compared to provision for income taxes of $1.2 million for the three months ended September 30, 2024. Benefit from income taxes was $23.6 million for the nine months ended September 30, 2025, compared to benefit of $1.1 million for the nine months ended September 30, 2024. These increases in benefits from income taxes were primarily due to higher pre-tax losses during the three and nine months ended September 30, 2025, compared to the respective prior year periods.

Our effective tax rate increased to 19.2% in the three months ended September 30, 2025, compared to 15.5% in the three months ended September 30, 2024. This increase was primarily due to the unfavorable impact of the absence of the foreign-derived intangible income deduction in the current period, increase in uncertain tax positions and impact of state taxes, partially offset by increased concentration of profitability in lower-tax jurisdictions and lower non-deductible stock-based compensation in the current period.

Our effective tax rate decreased to 21.0% in the nine months ended September 30, 2025, compared to 67.1% in the nine months ended September 30, 2024. This decrease was primarily due to increases in valuation allowance and uncertain tax positions combined with a pre-tax loss in the period, as well as increased concentration of profitability in lower-tax jurisdictions, partially offset by the absence of the foreign-derived intangible income deduction in the current year, and changes in the non-deductible transaction costs and non-deductible stock-based compensation.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the U.S., with certain provisions of the OBBBA effective in 2025 and others becoming effective in 2026 and beyond. The OBBBA amends U.S. tax law including provisions related to bonus depreciation, interest deduction limitations, research and development, and foreign derived intangible income. The OBBBA provisions did not have a material impact on our total tax benefits for the three and nine month periods ended September 30, 2025. For the full 2025 year, we expect that the OBBBA provisions will result in lower cash taxes due to a favorable change to the US interest expense limitation regime, which allowed for more interest to be deducted in 2025 rather than carried forward into future years. We will continue to evaluate discretionary elections available and other provisions which become effective in 2026.
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
Net (Loss) Income
As a result of the foregoing, we recorded a net loss of $19.7 million for the three months ended September 30, 2025, as compared to net income of $6.7 million for the three months ended September 30, 2024. Net loss for the nine months ended September 30, 2025 was $88.8 million, as compared to net loss of $0.5 million for the nine months ended September 30, 2024.

Adjusted EBITDA
Our Adjusted EBITDA increased $7.7 million to $19.2 million for the three months ended September 30, 2025 from $11.5 million for the three months ended September 30, 2024, including net unfavorable foreign currency effects of approximately $1.6 million. Adjusted EBITDA increased $36.5 million to $56.8 million for the nine months ended September 30, 2025 from $20.3 million for the nine months ended September 30, 2024, including net unfavorable foreign currency effects of approximately $2.5 million. The increases in both periods were largely driven by the Acquisition. See “Non-GAAP Reconciliations” for the related definitions of Adjusted EBITDA and reconciliations to our net loss.
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

The following table presents the reconciliation of Ex-TAC Gross Profit to gross profit, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Revenue	$318,772	$224,177	$948,225	$655,289
Traffic acquisition costs	(188,230)	(164,483)	(570,392)	(487,484)
Other cost of revenue	(24,794)	(10,825)	(69,171)	(31,765)
Gross profit	105,748	48,869	308,662	136,040
Other cost of revenue	24,794	10,825	69,171	31,765
Ex-TAC Gross Profit	$130,542	$59,694	$377,833	$167,805
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
The following table presents the reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net (loss) income	$(19,690)	$6,696	$(88,846)	$(544)
Gain on repurchase of long-term debt	—	(8,782)	(1,225)	(8,782)
Interest expense	17,084	1,444	57,732	2,950
Other expense (income) and interest income, net	994	(3,536)	2,984	(7,687)
(Benefit) provision for income taxes	(4,668)	1,229	(23,620)	(1,110)
Depreciation and amortization	17,497	4,843	48,707	14,494
Stock-based compensation	3,641	4,052	10,372	11,487
Acquisition and integration costs	3,656	5,585	25,508	8,787
Restructuring charges	657	—	9,610	742
Impairment charges	—	—	15,614	—
Adjusted EBITDA	$19,171	$11,531	$56,836	$20,337

Net (loss) income as % of gross profit	(18.6)%	13.7%	(28.8)%	(0.4)%
Adjusted EBITDA as % of Ex-TAC Gross Profit	14.7%	19.3%	15.0%	12.1%

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
The following table presents the reconciliation of free cash flow to net cash provided by operating activities.

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$344	$25,898
Purchases of property and equipment	(4,853)	(4,668)
Capitalized software development costs	(12,020)	(7,592)
Free cash flow	$(16,529)	$13,638
Direct acquisition costs	19,918	—
Adjusted free cash flow	3,389	13,638
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
As of September 30, 2025, our available liquidity was follows:

September 30, 2025
(In thousands)
Cash and cash equivalents (1)	$130,751
Short-term investments	7,501
2025 Revolving Facility (2)	100,000
Total	$238,252
_____________________________________________
(1)     As of September 30, 2025, approximately $77.2 million of our cash and cash equivalents was held outside of the United States by our non-U.S. subsidiaries. As of September 30, 2025, we plan to either reinvest indefinitely our earnings from our foreign subsidiaries or repatriate them tax-neutrally. We are in the process of evaluating our cash requirements post-Acquisition. If future earnings are repatriated and we are unable to do so in a tax-neutral manner, we may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and income taxes.

(2) On February 3, 2025, we entered into the Credit Agreement, which established the Credit Facilities, including the 2025 Revolving Facility and the Bridge Facility, and our subsidiary, Midco, borrowed $625 million in aggregate principal amount of Bridge Loans under the Bridge Facility to finance the cash portion of the Acquisition consideration and the related transaction fees, costs and expenses. On February 11, 2025, the Bridge Facility, including accrued and unpaid interest thereon, was fully repaid and cancelled using proceeds from the Offering and cash on hand.
Loans under the 2025 Revolving Facility (the “Revolving Loans”) bear interest, at the Company’s option, at (x) secured overnight financing rate, subject to a “zero” floor, plus an interest rate margin of 4.25% per annum or (y) an alternate base rate plus an interest rate margin of 3.25% per annum. In addition, the 2025 Revolving Facility accrues an unused commitment fee at a rate ranging from 0.375% to 0.50%, depending on the Company’s senior secured net leverage ratio, as set forth in the Credit Agreement.
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
Additional wholly-owned subsidiaries of the Company organized in certain jurisdictions may become borrowers under the 2025 Revolving Facility from time to time. The Credit Facilities are senior secured obligations of the Company, Midco and the Credit Facilities Guarantors (as defined in Note 9 to the accompanying condensed consolidated financial statements), provided, that, with respect to the application of proceeds from enforcement or distressed disposals of collateral, the 2025 Revolving Facility will rank super senior to other senior secured indebtedness of the Company, Midco and the Credit Facilities Guarantors, including the Bridge Facility.
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
As of September 30, 2025, we were in compliance with the financial covenants under the Credit Agreement. See Note 9 to the accompanying condensed consolidated financial statements for additional information related to terms and conditions, covenants, guarantees, and events of default.
Material Cash Requirements
We plan to meet our liquidity needs through available cash, cash generated from our operations and our borrowing capacity. Our primary uses of liquidity are payments to our media partners, our operating expenses, capital expenditures, our long-term debt and the related interest payments. We primarily use our operating cash for payments due to media partners and vendors, as well as for personnel costs, and other employee-related expenditures. Our contracts with media partners are generally variable based bids on impressions or guaranteed minimum payments if the media partner reaches certain performance targets, and for legacy Outbrain may also include revenue share arrangements with media partners. See “Definitions of Financial and Performance Measures —Traffic Acquisition Costs.” We may also acquire or make investments in complementary companies or technologies, such as the Acquisition.

Debt Obligations
The following table presents our debt obligations as of September 30, 2025. We had no borrowings outstanding as of December 31, 2024.

September 30, 2025
(In thousands)
10% Senior Secured Notes (1)	$628,226
Debt discount	(10,853)
Unamortized debt issuance costs	(13,350)
Total long-term debt	604,023
Short-term debt (€15 million) (2)	17,606
Total debt	$621,629
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
On June 17, 2025, we completed the repurchase of $9.3 million aggregate principal amount of the Notes for $8.0 million in cash, including accrued interest, representing a discount of approximately 17% to the principal amount of the repurchased Notes. As a result, we recorded a pre-tax gain of $1.2 million within other income in our consolidated statements of operations for the three and nine months ended September 30, 2025.
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
•future interest payments of approximately $62.8 million in each of 2026 through 2029, and $31.4 million in 2030; and
•future operating lease obligations, which are included in the maturities of the Company’s lease liabilities under operating leases in Note 8 to our accompanying condensed consolidated financial statements.
The acquired business also has media partner agreements entered into in the normal course of business, the payments under which are contingent on publishers fulfilling their obligations to provide to the Company the related inventory.

Share Repurchases
On December 14, 2022, our Board approved a new stock repurchase program, authorizing us to repurchase up to $30 million of our Common Stock, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The repurchase program may be commenced, suspended, or terminated at any time at our discretion without prior notice. There were no shares repurchased under the stock repurchase program during the three and nine months ended September 30, 2025. During the nine months ended September 30, 2024, we repurchased 1,410,001 shares with a fair value of $5.8 million under the repurchase program. As of September 30, 2025, the remaining availability under our $30 million share repurchase program was $6.6 million.
In addition, we periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of our equity incentive plans and the underlying award agreements. During the three and nine months ended September 30, 2025, we withheld 52,063 shares and 195,171 shares, respectively, with a fair value of $0.1 million and $0.6 million, respectively, to satisfy the minimum employee tax withholding obligations. For the three and nine months ended September 30, 2024, the Company withheld 39,323 shares and 123,903 shares, respectively, with a fair value of $0.2 million and $0.5 million, respectively.
Capital Expenditures
Our cash flow from investing activities primarily consists of capital expenditures and capitalized software development costs. We spent $4.9 million in capital expenditures during the nine months ended September 30, 2025. We currently anticipate that our capital expenditures will be between $6 million and $8 million in 2025, primarily relating to expenditures for servers and related equipment and other equipment. However, actual amounts may vary from these estimates.
Cash Flows
The following table summarizes the major components of our net cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$344	$25,898
Net cash (used in) provided by investing activities	(545,380)	75,569
Net cash provided by (used in) financing activities	585,358	(116,894)
Effect of exchange rate changes	1,834	2,034
Net increase (decrease) in cash, cash equivalents and restricted cash	$42,156	$(13,393)

Operating Activities
Net cash provided by operating activities decreased $25.6 million, to $0.3 million for the nine months ended September 30, 2025, as compared to $25.9 million for the nine months ended September 30, 2024. This decrease was primarily attributable to due to an unfavorable change of $39.6 million in net income (loss) after non-cash adjustments during the nine months ended September 30, 2025, compared to the prior year period. The decrease in cash from operating activities was partially offset by higher working capital of $13.2 million, which was primarily attributable to cash flow generated by the acquired business, and the timing of cash collections and payments, which included cash outflows for interest on our debt obligations, acquisition-related costs and severance costs.
Our adjusted free cash flow decreased to $3.4 million for the nine months ended September 30, 2025, as compared to adjusted free cash flow of $13.6 million for the nine months ended September 30, 2024, primarily driven by lower operating cash flow, adjusted for payments of direct acquisition costs, offset in part by increased capitalized software development costs. Free cash flow and adjusted free cash flow are supplemental non-GAAP financial measures. See “Non-GAAP Reconciliations” for the related definition and a reconciliation to net cash provided by operating activities.
Investing Activities
Cash related to investing activities decreased $621.0 million to cash used in investing activities of $545.4 million in the nine months ended September 30, 2025, from cash provided by investing activities of $75.6 million in the nine months ended September 30, 2024. This decrease in cash was primarily related to $598.3 million of cash consideration paid, net of cash acquired, in connection with the Acquisition, an $18.2 million decrease in net proceeds from sales and maturities of marketable securities under our investment program (net of purchases), and increased capitalized software development costs of $4.4 million.
Financing Activities
Net cash provided by financing activities increased $702.3 million to net cash provided by financing activities of $585.4 million in the nine months ended September 30, 2025, from net cash used in financing activities of $116.9 million in the nine months ended September 30, 2024. This increase was primarily attributable to debt issuances related to the Acquisition of $625.3 million (net of Bridge Loan repayment), lower repayments of long-term debt obligations of $102.1 million, and lower treasury share repurchases of $5.8 million. This increase was partially offset by debt financing related costs payments of $31.0 million during the nine months ended September 30, 2025.
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
Foreign Currency Risk
Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates related to our operations and intercompany transactions. Our primary foreign currency exposures are to Euros, the New Israeli Shekels, the British Pound Sterling, among other currencies. Our operating expenses are generally denominated in the currencies in which our operations are located. Foreign currency fluctuations may impact the remeasurement of balances that are denominated in different currencies than the functional currencies of our subsidiaries. In addition, changes in the U.S. Dollar against the currencies of the countries in which we operate impact our operating results, as further described in Item 2, “Results of Operations.” The effect of a hypothetical 10% increase or decrease in our weighted-average exchange rates on our revenue, cost of revenue and operating expenses denominated in foreign currencies would result in a $2.2 million unfavorable or favorable change to our operating income for the three months ended September 30, 2025 and $7.5 million unfavorable or favorable change to our operating income for the nine months ended September 30, 2025.
We evaluate periodically the various currencies to which we are exposed and we are a party to, and may from time to time enter into additional foreign currency forward exchange contracts to manage our foreign currency risk and reduce the potential adverse impact from the appreciation or the depreciation of our non-U.S. dollar-denominated operations, as appropriate.
Interest Rate Risk
Our exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States and abroad. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents of $130.8 million, our investments in marketable securities of $7.5 million under our investment program, and any current or future borrowings under our credit facilities. Our investments in marketable securities consist of U.S. Treasuries, U.S. government bonds, commercial paper, U.S. corporate bonds and municipal bonds, all maturing within one year. The primary objectives of our investment program are focused on achieving maximum returns within our investment policy parameters, while preserving capital and maintaining sufficient liquidity. We plan to actively monitor our exposure to the fair value of our investment portfolio in accordance with our policies and procedures, which include monitoring market conditions, to minimize investment risk.
A 100-basis point change in interest rates as of September 30, 2025 would change the fair value of our investment portfolio by less than $0.1 million. Since our debt investments are classified as available-for-sale, the unrealized gains and losses related to fluctuations in market volatility and interest rates are reflected within accumulated other comprehensive loss within stockholders’ equity in our condensed consolidated balance sheets.
There have been no amounts outstanding under our new $100 million 2025 Revolving Facility pursuant to our Credit Agreement entered into in February 2025, or under our prior revolving credit facility with Silicon Valley Bank. However, as part of the Acquisition, we assumed the Overdraft Facility which had outstanding borrowings of $17.6 million as of September 30, 2025. The Overdraft Facility carries a variable rate of interest based on the three-month EURIBOR plus a margin of 1.8%.
Long-term debt recorded on our condensed consolidated balance sheet as of September 30, 2025 relates to our Notes with a carrying value of $604.0 million, which bear a fixed rate of interest. There was no long-term debt outstanding as of December 31, 2024.
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

Credit Risk
Financial instruments that subject us to concentration of credit risk are cash and cash equivalents, investments and receivables. As part of our ongoing procedures, we monitor the credit levels and the financial condition of our customers in order to minimize our credit risk and require certain customers with higher potential credit risk to prepay for their campaigns. See Item 1A, “Risk Factors” in our 2024 Form 10-K under “We are subject to payment-related risks that may adversely affect our business, working capital, financial condition and results of operations.” We generally do not factor our accounts receivables, nor do we maintain credit insurance to manage the risk of credit loss. We are also exposed to a risk that the counterparty to our foreign currency forward exchange contracts will fail to meet its contractual obligations. In order to mitigate this risk, we perform an evaluation of our counterparty credit risk and our forward contracts have a term of no more than 18 months.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), as of September 30, 2025. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Except as noted below, there were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Acquisition of Teads
On February 3, 2025, we completed the Acquisition (see Note 2 to the accompanying condensed consolidated financial statements for additional information). Outbrain was the accounting acquirer in the Acquisition under U.S. GAAP and was subject to Section 404 of the Sarbanes-Oxley Act (“SOX”), while Teads, a privately held company, was not subject to Section 404 of SOX. Teads’ financial results have been included in Outbrain’s financial statements for the period subsequent to the Acquisition, from February 3, 2025 through September 30, 2025. As of September 30, 2025, we are still in the process of evaluating the internal controls of the acquired business and integrating it in our existing operations.
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
In addition, we may from time to time withhold shares in connection with tax obligations related to vesting of restricted stock units in accordance with the terms of our equity incentive plans and the underlying award agreements. The below table sets forth the repurchases of our Common Stock for the three months ended September 30, 2025:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
July 2025	496	$2.49	—	$6,615
August 2025	760	$1.94	—	$6,615
September 2025	50,807	$1.63	—	$6,615
TOTAL	52,063		—
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
Item 5. Other Information.
During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2025.

OUTBRAIN INC.

By:	/s/ David Kostman
Name: David Kostman
Title: Chief Executive Officer

By:	/s/ Jason Kiviat
Name: Jason Kiviat
Title: Chief Financial Officer