Form 10-K
period 2025-12-31
Teads Holding Co.
filed 2026-03-16
CIK 1454938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _______
Commission file number 001-40643
______________________________
Teads Holding Co.
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the shares of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $99.5 million.
As of February 28, 2026, Teads Holding Co. had 95,980,437 shares of common stock outstanding, $0.001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2026 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

Note About Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements may include, without limitation, statements generally relating to possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives, and statements relating to the acquisition (the “Acquisition”) by Outbrain Inc. of TEADS, a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Legacy Teads”), following which we changed our corporate name to Teads Holding Co. (hereinafter, together with its subsidiaries, the “Company” or “Teads”). You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “guidance,” “outlook,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “foresee,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions or are not statements of historical fact. We have based these forward-looking statements largely on our expectations and projections regarding future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including, but not limited to:

•our ability to successfully integrate the two companies or manage the combined business effectively;
•overall advertising demand and traffic generated by our media partners;
•our ability to continue to innovate, and adoption by our advertisers and media partners of our expanding solutions;
•the success of our sales and marketing investments, which may require significant investments and may involve long sales cycles;
•our ability to compete effectively against current and future competitors;
•the potential impact of artificial intelligence (“AI”) on our industry, our ability to adapt to advancements in AI and the regulation of generative AI content within the context of the Open Internet and display advertising, and our need to invest in AI-based solutions;
•our ability to attract and retain customers, management and other key personnel;
•the volatility of the market price of our Common Stock and our ability to satisfy the continued listing requirements of The Nasdaq Stock Market LLC, including the potential adverse effects on market liquidity and share price if our Common Stock is delisted;
•our ability to grow our business and manage growth effectively;
•our ability to raise additional financing in the future to fund our operations or service our existing indebtedness;
•loss of media partners could have a significant impact on our revenue and results of operations;
•our ability to maintain the integrity of our platform and prevent invalid, low quality or other non-human traffic that does not meet ad quality standards, and the impact of such activity on our relationships with media partners and advertisers;
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

•unexpected costs, charges or expenses resulting from the Acquisition;
•our internal controls over financial reporting may not meet the standard required by Section 404 of the Sarbanes-Oxley Act;
•factors that affect advertising demand and spending, such as the continuation or worsening of unfavorable economic or business conditions or downturns, instability or volatility in financial markets, tariffs and trade wars and other events or factors outside of our control, such as U.S. and global recession concerns, geopolitical concerns, including the ongoing war between Ukraine-Russia, the conflict involving Israel, the U.S., Iran and surrounding nations, and conditions in Israel, Iran, the Middle East generally and Venezuela, supply chain issues, inflationary pressures, labor market volatility, bank closures or disruptions, the impact of challenging economic conditions, new or proposed legislation or other political and policy changes or uncertainties in the U.S., the impact of the U.S. government shutdown, and other factors that have and may further impact advertisers’ ability to pay;
•conditions in Israel, including the conflict between Israel and Hamas and the sustainability of the related cease-fire, the conflict involving Israel, the U.S., Iran and surrounding nations, as well as any conflicts with other terrorist organizations or any conflicts involving other countries;
•our ability to maintain our revenues or profitability despite quarterly fluctuations in our results, whether due to seasonality, large cyclical events, or other causes;
•the challenges of compliance with differing and changing regulatory requirements, particularly with respect to privacy and data protection;
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
•the outcome of legal proceedings, which we are subject to from time to time, including intellectual property, commercial and privacy disputes;
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

PART I
Item 1. Business

Acquisition of Teads
On February 3, 2025, Outbrain Inc. (“Outbrain”) completed its acquisition (the “Acquisition”) of TEADS, a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Legacy Teads”). The consideration paid at the closing of the Acquisition was approximately $900 million, comprising a cash payment of $625 million, subject to certain customary adjustments, and 43.75 million shares of the Company’s common stock, $0.001 par value per share, and following the closing, Altice Teads S.A. owned approximately 46.6% of the Company’s issued and outstanding Common Stock. Effective June 6, 2025, Outbrain changed its corporate name to Teads Holding Co. (“Teads”). Effective June 10, 2025, Teads’ shares started trading on The Nasdaq Stock Market LLC under the trading symbol TEAD.
In this Annual Report on Form 10-K (this “Report”), the consolidated financial statements of the Company include the results of operations for Legacy Teads from February 3, 2025 through December 31, 2025. We are presenting the results of predecessor Outbrain’s operations as of and for the year ended December 31, 2024, which do not include the financial position or results of operations of Legacy Teads as of and for the year ended December 31, 2024.
Throughout this Report, except where otherwise stated or indicated by context, references to the “Company,” “we,” “our,” or “us” are to Teads together with its consolidated subsidiaries, references to “Outbrain” are to our predecessor Outbrain, and references to “Legacy Teads” are to TEADS prior to its acquisition by Outbrain.
General
The Company is a leading omnichannel advertising platform focused on driving outcomes for brand and performance advertisers across screens. The Company is headquartered in New York, New York with various wholly-owned subsidiaries, including in Europe, the Middle East and Asia.
The Company was initially formed as Outbrain in Delaware in 2006. Effective June 6, 2025, following the Acquisition, the Company changed its corporate name to Teads.
We operate a two-sided marketplace, which creates a scaled end-to-end advertising solution. We have direct relationships with both (i) global advertisers including Fortune 500 brands, agency holding companies, and small-to-medium sized businesses, and (ii) media owners spanning premium publishers to connected TV (“CTV”), application developers and other existing and emerging content platforms. We generate revenue from advertisers purchasing media owner inventory through our platform.
Our platform is designed to enable advertisers to not only reach their audiences across the digital advertising ecosystem — from web, to CTV, to app environments — but to drive desired outcomes from those audiences at each step of the marketing funnel. These outcomes include completed views, post-click engagement, brand uplift, sign-ups, sales, and more. Leveraging our expansive and often exclusive media inventory across platforms, we believe we provide a more connected consumer experience across the digital advertising ecosystem. Our solution is designed to directly address some of the largest challenges in the advertising industry today — including inefficient supply chains and fragmentation, the threat to publisher page views from generative artificial intelligence (“AI”), quality and scale of inventory, and the ability to correlate advertising investment to concrete business outcomes. For advertisers and their agencies, we offer a single access point to scaled audiences across premium, curated media environments, with technology solutions that drive outcomes from branding to performance. For media owners, we provide both sustainable, year-round advertising revenue and technology solutions to more deeply engage and retain audiences.
Our Offerings
As noted above, we operate a two-sided marketplace, forming an end-to-end advertising platform with direct media owner and advertiser relationships. For advertisers, our platform is one of the most scaled solutions to reach audiences across the vast and fragmented channels of the digital advertising ecosystem — including exclusive environments accessible only to us.
Advertiser Solutions: There are multiple buying methods for advertisers to access our solutions — including by cost per click (“CPC”) or cost per thousand impressions (“CPM”), and based on managed- and self-service models. This gives us greater ability to work with a wider set of brands, agencies, and performance marketers, by providing strong value through the level of service, buying preference and platform availability. Regardless of the channel through which an advertiser decides to work with us, we believe our unique value proposition remains that we drive advertising outcomes across the full marketing funnel, from branding to consideration to performance objectives. We also provide extensive, bespoke creative studio solutions —

offering data-driven creative that is tailored to the many environments and channels we offer access to. These offerings are underpinned by omnichannel data and measurement solutions, as well as our predictive AI capabilities, all of which are powered by the proprietary audience and contextual data accessible to us through our media owner relationships.
Go-to-Market Strategy
We vary our approach and investment strategy based on the type of advertisers. For example, for enterprise brands and their agencies, we operate a two-pronged approach that targets both the brand itself and their media planning and buying agencies.
•Strategic Accounts: We manage relationships with our large, global, strategic advertisers through a dedicated strategic accounts team, which aims to secure new strategic advertiser partners and grow spend from existing ones. The strategic accounts team offers a range of in-house consultative services for our largest advertisers, including: (A) Account Strategy: advising on how to utilize our product portfolio; (B) Creative Consultancy: maximizing campaign effectiveness by supporting the creation of elevated video, CTV, and display assets; (C) Data Consultancy: improving an advertiser’s targeting strategy including through context-driven addressability and predictive analytics; and (D) Research and Insights: measuring campaign effectiveness and business outcomes. We believe that the value added through this consultative approach has a positive impact on average spend per customer and on customer retention. As part of our go-to-market strategy, we focus on large, enterprise brands and in some cases establish strategic joint business partnerships (“JBPs”). These JBPs include non-contractual commitments of spend while utilizing the full breadth of our platform across data, creative and measurement.
•Agencies: In addition to our direct relationships with advertisers, we are deeply integrated into the agency ecosystem. We maintain long-standing relationships with global agency holding companies, as well as a range of independent agencies. We employ a combination of global and local account management to navigate these relationships. Finally, we have master service agreements in place with agency holding companies for our proprietary buying interface, Teads Ad Manager. These agency partnerships provide efficient centralized management of advertisers who leverage these agencies to manage their advertising spend.
Media Owner Solutions: We partner with approximately 10,000 media owners, ranging from premium publishers to original equipment manufacturers (“OEMs”) including CTV and smartphone manufacturers. Many of these strategic, long-standing partnerships span multiple years; as of December 31, 2025, our top 20 media partners had an average tenure of 7 years. We believe we are a unique partner to media owners due to the diversity and scale of advertising revenue we provide, with budgets spanning video, high-impact display, native, vertical video and other formats. In addition, we provide technology solutions that enable media owners to more deeply engage their audiences, increasing the total revenue opportunity media owners can realize.
Our media partner agreements generally fall into the following categories: (A) Revenue Share: We share the revenue generated on media partner sites and applications, including variable percentages based on page view volume or total revenue; (B) Programmatic Bidding: We maintain arrangements with media partners to bid on inventory, often on a programmatic basis, where the contract defines the mechanics to participate in the media partner’s auction for access to the media partner’s inventory, with neither party committing to provide or bid on inventory; and (C) Guaranteed Minimums: We may commit to a guaranteed minimum rate of payment to the media partner during the year in order to access such inventory, which may include various media partner commitments, such as defined placements across the media partner sites. The commercial terms of these arrangements, including revenue share percentages, tiering, guaranteed minimum rates and programmatic participation, are influenced by factors such as geography and the size of the media partner, all of which contribute to our overall revenue mix.
Industry
Advertising remains a critical source of revenue for digital media properties, spanning traditional media environments, gaming, streaming and CTV and retail media. As a result, digital advertising enables media consumption for billions of consumers globally, as it finances the creation of journalism, news, and innovative mediums of content and entertainment across thousands of independent properties — creating the diverse content ecosystem that underpins our public discourse and culture. We believe that the following trends are fundamental to the advertising industry and our business.
The digital advertising market is large and our key focus areas within it are growing.
We operate in a large global and growing digital advertising market. The key areas where we operate, namely online video, high-impact display, and CTV, are projected to grow from $140 billion of spend in 2023 to $192 billion in 2027, an 8% compound annual growth rate (‘‘CAGR’’), with video and CTV being the fastest growing segments, with a 10% and 12% CAGR for 2023 and 2027, respectively, as reflected in a third-party report commissioned by us. We believe this projected growth and overall spend across our key geographies is driven by several factors, including:

•The continued proliferation of digital content. As digital has become the mainstream delivery method for content, publishers continue to invest in existing as well as new forms of digital content and content distribution (CTV apps and video content, short videos, curated user-generated content, AI generated summaries, and more), driving further user engagement and growing monetizable advertising inventory.
•The gap between consumer attention and advertising spend. According to industry data, while consumers continue to spend the majority of their online time engaging with independent publishers, news sites, CTV, and streaming audio, digital advertising budgets remain disproportionately concentrated within closed walled garden ecosystems. We believe this discrepancy presents a substantial market opportunity for us. As advertisers increasingly seek to align their expenditures with actual consumer attention, optimize reach beyond the saturation of social platforms, and demand greater transparency than closed systems provide, we are well-positioned to capture any shifting demand in this space by enabling efficient, data-driven access to premium inventory across the digital advertising ecosystem.
•A continuous shift towards data-driven outcomes and performance-oriented advertising. As audiences increasingly engage across digital media platforms, and more purchase data is created, collected, integrated and analyzed digitally, advertisers are leveraging sophisticated measurement and attribution solutions to optimize their advertising spend across the entire marketing funnel. This trend is driving a shift away from legacy media offerings toward data-based solutions capable of delivering concrete business outcomes, from brand awareness to performance-centric metrics.
The digital advertising ecosystem is highly fragmented and inefficient.
The digital advertising ecosystem remains highly fragmented with disparate technology partners providing different, and often competing, services to both advertisers and publishers. Demand-Side Platforms (“DSPs”) focus on advertiser efficiency to provide an at-scale advertising platform to advertisers and brands. Meanwhile, Supply-Side Platforms (“SSPs”) focus on delivering superior yield and monetization solutions to publishers and media owners, ranging from CTV OEMs to traditional web publishers and app developers. This fragmentation involves multiple software, data and quality measurement intermediaries, creating a complex supply chain and ecosystem.
As a result, user targeting is often sub-optimal, driven by the lack of end-to-end integration and technology and privacy challenges (commonly referred to as “signal loss”). This signal loss often affects the ability to demonstrate return-on-ad-spend (“ROAS”) for advertisers. In addition, the reliance on multiple technology intermediaries often leads to higher transaction costs which reduces the working media dollars available for effective advertising and consequently net revenue for publishers.
Large advertisers and their agencies are increasingly seeking to consolidate their technology partnerships. Advertising spend continues to migrate toward large, integrated technology platforms, including both social and walled-gardens players as well as Open Internet vendors, as consolidation provides the following benefits:
•Operational Efficiency. Agencies often experience high employee churn across digital media buying functions, making it challenging and costly to train, onboard and support multiple, redundant, buying platforms and vendors. In addition, advertisers will typically migrate towards using a select number of platforms that enable them to perform their tasks most efficiently – because of reach, features, capabilities, ingrained habits, or a mix thereof.
•Technological Simplification. Advertisers and their agencies are increasingly unable, or unwilling, to manage multiple technological integrations, especially when there is no clear differentiation between vendors. Platforms that offer a single access point to diverse inventory sources can improve operational efficiency by reducing integration complexity and coordination across systems.
•Data Efficacy. Larger and integrated end-to-end platforms benefit from richer data signals, enabling them to provide better results, especially when integrating advertiser and publisher first-party data. An interoperable identity infrastructure that enables connectivity across advertiser, publisher, and agency systems enhances the ability to activate first-party data for targeting, measurement, and optimization.
•Supply-Path Optimization (“SPO”). Larger and integrated end-to-end platforms are generally capable of forcing SPO, which removes unnecessary intermediaries from the transaction chain. This enables the platform to offer better ROAS to advertisers and higher yield to publishers, while potentially retaining higher margins to invest in innovation.
The impact of AI. AI is revolutionizing content creation, distribution and personalization. We expect generative AI to be increasingly used to create highly personalized or engaging content at scale, enabling publishers to efficiently create more monetizable content and grow user engagement. In addition, AI-powered systems are improving content delivery by helping media platforms suggest relevant movies, shows, articles and advertisements. We believe that AI models, including Large

Language Models (LLMs) used in targeting and predictive algorithms, will increasingly enable advertisers to create custom, highly personalized and engaging ads, driving better user engagement, impact and overall spend efficacy. For additional information regarding our strategic approach to these technologies and related risks, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report.
Challenges from generative AI. At the same time, the proliferation of generative AI tools, particularly their integration into major search engines and web browsers, is causing a shift in how users discover and consume content online. These tools can provide users with direct answers and AI-generated summaries, which has reduced their need to click through to original publisher websites. This trend of bypassing the traditional user journey to a publisher’s site could lead to a significant decline in direct user traffic. A reduction in traffic to our media partners directly decreases the inventory of advertising impressions available for us to monetize, which has affected, and could in the future have a significant effect on, our revenue and results of operations. For additional information regarding the impact of these trends and the related risks to our business, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report.
Continued focus on antitrust and privacy. In recent years, regulators in the United States and in Europe have brought a number of lawsuits against some of the largest digital advertising companies, claiming various violations of anti-trust and privacy laws. As a result, we believe that some of these companies may be forced to amend their business practices, now or in the future, in a way that may be favorable to their competitors.
In addition to regulatory action targeted towards the largest digital advertising companies, multiple privacy laws and regulations have been adopted in recent years by various government actors and regulatory agencies, including in the United States and Europe. These laws grant customers rights over how their online data is viewed, stored, processed, and used, with many tracking functions requiring ‘‘opt-in’’ or proactive affirmative selections by users. Beyond the legal landscape, Apple has, for a number of years, been actively limiting the use of various user targeting technologies (such as device ID sharing, the use of third-party cookies, and location sharing) and although Google has announced it will not completely deprecate third party cookies, it is expected to introduce new privacy options that may limit the use of such technologies across its platforms. This shift is likely to result in a significant portion of users opting out of tracking, further underscoring the advertising industry’s focus on creating methods to deliver tailored experiences without infringing on user privacy or risking data leakage. As a result, platforms which focus on delivering relevant experiences to consumers based on context and interest, rather than user-based factors, will ostensibly be best positioned to meet advertiser needs in a post-cookie environment. For additional information regarding these platform changes and the current regulatory environment, see “Item 1. Business—Regulatory Environment”, “Item 1A. Risk Factors”, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report.
Our Strengths
We are a category leader in brand advertising, omnichannel video and performance advertising solutions. We leverage over 18 years of expertise to drive brand awareness, predict audience engagement, and deliver conversions across the digital advertising ecosystem. Following the Acquisition, the Company represents one of the largest Open Internet advertising platforms, with over $1.4 billion of advertising spend in 2025. We believe that the core key strengths of our combined business are:
Scaled global digital advertising partner, offering advertisers and their agencies a differentiated, comprehensive branding and performance platform.
•Differentiated. We deliver branding and performance solutions to advertisers and their agencies, serving objectives up and down the marketing funnel. We believe that our ability to address all objectives, from building brand awareness, attention, and recall (branding), to engaging potential customers, through to driving actions and, ultimately, conversions and sales (performance), differentiates us compared to our competitors. Addressing a broader set of marketing objectives and budgets in a single platform, at scale, is highly attractive for advertisers and their agencies, as it tends to unlock efficiencies and business performance improvements, as evidenced by the success of the largest Internet advertising platforms.
•Global presence and extensive, often exclusive, curated advertising inventory. Operating across more than 30 countries, our significant scale allows us to better serve major advertisers as they seek a global partner. In addition, the combined scale and diversity of our media owners better position us to capture advertiser budgets.
•Scale flywheel. We believe that the increased scale of our publisher inventory and data helps us improve our AI-enabled audience targeting and prediction models, fueling spend growth as advertiser performance improves, thus driving better publisher monetization, and in turn helping us attract more publishers, leading to even more inventory and data.
Highly strategic, long-term relationships with advertisers and their agencies, with a globally diverse customer base ranging from the world’s largest brands to small and midsize businesses and direct-to-consumer advertisers.
We have a proven go-to-market strategy, working directly with the leading brands and agencies, and the most sophisticated performance buyers around the world. In 2025, we derived 93% of our revenue directly from advertisers, leveraging our proprietary digital buying platforms. We serve a large, diverse and complementary set of advertisers globally.
In addition, our strategic accounts team focuses exclusively on large, global brands. In some instances, we enter into JBPs with some of the world’s largest brands, such as Apple and LVMH, and other leading global brands across a variety of verticals including Retail and Consumer, Luxury, Fashion and Beauty, Automotive, Finance, Travel and TMT. As of December 31, 2025, we had or had in process approximately 50 JBPs representing, on average, $4 million of annual spend. JBPs represent mutually agreed annual spend targets and incentives. While typically non-binding, these arrangements highlight the depth of these relationships. These JBPs are strategic partnerships with advertisers, where we deliver the full breadth of our platform, from audience targeting solutions to creative optimization and post campaign measurement solutions. JBPs represent a significant overall portion of our revenue and an opportunity for expansion with leading global brands.
Comprehensive omnichannel offering, underpinned by deep capabilities and track-record within the key growth sectors of online video and CTV.
Our digital advertising platform is adopted by leading advertisers and agencies and has a reputation for delivering branding outcomes across all channels including mobile, desktop and CTV. Through our platform, buyers run omnichannel campaigns with access to proprietary audience targeting, advanced contextual targeting and creative optimization solutions. Across our offerings, we believe this represents a scaled and diverse omnichannel platform capable of addressing advertisers’ needs in high-growth, high-value advertising segments.
We believe that our innovative CTV offering is a significant growth driver and enables omnichannel ad campaigns across premium online video and CTV environments. Teads is integrated with leading CTV apps and smart TV original equipment manufacturers (“OEMs”), offering advertisers access to exclusive and high-value ad inventory. Along with typical video CTV inventory, these integrations, such as with LG and VIDAA, also offer clients the opportunity to advertise on the CTV home screen with unique, high impact native ad placements. Revenue from our CTV offering experienced consistent year-over-year quarterly growth in 2025.
We also believe that our emphasis on premium and exclusive placements, together with our omnichannel offering, is highly differentiated as it enables advertisers to deliver high quality, high impact campaigns across all screens.
Furthermore, we believe that our ability to offer comprehensive omnichannel campaigns aligns with the convergence of all forms of video from a media planning and buying perspective. Whereas linear television, digital video, and display advertising were historically planned and executed as separate budgets, typically by separate teams at an advertiser’s agency, these are increasingly executed together. We believe that our ability to offer all solutions will increasingly position us as a valuable partner for advertisers while enabling us to capture incremental spend.
Differentiated inventory across mobile, desktop and CTV environments, driven by exclusive, long-term and strategic relationships with publishers, media owners and OEMs.
Premium publishers, media owners and OEMs around the world rely on our differentiated ad formats and monetization capabilities. We believe that our access to quality, diverse, at-scale audiences, often on an exclusive basis, is a key selling proposition to advertisers. By providing media owners with solutions that improve user engagement and retention, inventory monetization and access to diverse advertiser budgets, we are better positioned to expand our publisher footprint and to retain our long-term relationships with many of the world’s most prominent publishers, including Axel Springer, BBC, Condé Nast, CNN, ESPN, Hearst, Le Monde, LG, New York Post, Samsung and Sky News. Today, the Company serves publishers across more than 30 countries, reaching over 2 billion consumers per month, with the Company serving approximately 10,000 media owners across CTV, online, and in-app environments.
Advanced technology platform leveraging proprietary data and sophisticated AI prediction capabilities.
Our proprietary technology platforms benefit from access to a tremendous amount of user engagement signals such as content, context, visit and session data and interaction signals, among others. We combine these signals with state-of-the-art large-scale

AI models to predict full-funnel outcomes for all advertiser types with high precision and low latency. With our end-to-end approach, our algorithms simultaneously maximize advertiser and media owner outcomes to maintain an optimal two-sided marketplace. As most advertising spend is directly executed on our platform, we are able to deliver unique and highly efficient features, capabilities and outcomes, such as the prediction of consumer attention, curated “moments of decision-making” and consumer action and engagement. We provide advertisers with advanced creative optimization capabilities, generating optimal creative variations based on ad size and device (mobile, desktop and CTV). Our generative AI capabilities are especially important in enabling much broader advertiser participation in CTV advertising, which was historically prohibitively expensive for all but the largest advertisers due to the high cost of creative. In addition, with many of our publishers, our platform and algorithms drive decisioning related to the selection of editorial content and content experiences, further highlighting the depth of our relationships and the extent of our data assets.
Our Strategy
Combining end-to-end efficiency with full-funnel capabilities at scale.
Our platform delivers advertising solutions leveraging full-funnel capabilities and differentiated outcomes for advertisers.
Today, digital advertisers on the Open Internet largely rely on point solutions, such as a DSP or SSP, that are limited to serving specific marketing objectives and serving the needs of either advertisers or publishers. We believe a scaled end-to-end platform with branding and performance solutions, directly connecting demand (advertisers) with supply (media owners), will improve efficiency and deliver better business outcomes for all. Our offerings enable advertisers and their agencies to realize the full potential of the digital media ecosystem through a single provider, reaching and engaging our scaled global audience.
Fundamental to our strategy is our ability to predict moments of attention to build brand awareness, prompt moments of engagement to help advertisers engage potential customers, and create moments of decision-making in order to drive actions, conversions and sales. We plan to continue to invest in enhancing and expanding a unified, full-funnel solution for advertisers, similar to solutions offered by the walled garden platforms but with the benefits of reaching users in premium editorial, high-trust, transparent and brand-safe media environments.
Deepen relationships with agencies and advertisers, leveraging our comprehensive product suite.
We have developed an advertiser offering that we believe drives business outcomes across multiple steps of the marketing funnel. Operating today in more than 30 countries, the Company addresses a broad spectrum of industry verticals and client types from large enterprise brands to small and midsize businesses and direct response advertisers. As of December 31, 2025, the Company had tens of thousands of customers, defined as an advertiser group in a local market, and approximately 2,000 agency relationships. We believe that our capabilities, especially to strategic accounts that include JBPs, continue to represent a significant opportunity. We believe that continued innovation at scale will allow us to better serve our existing clients and attract increased ad spend.
Deepen relationships with media owners, maintaining and growing our access to premium, exclusive inventory.
Our direct, often exclusive, access to premium inventory across desktop, mobile and CTV environments makes us one of the largest, direct supply paths on the Open Internet. Strengthening our offering for and deepening our partnerships with media owners will continue to be a cornerstone of our business strategy. We plan to continuously improve our robust monetization opportunities for media owners by attracting increasingly diverse advertiser budgets while seeking to capture incremental spend from existing and new advertisers.
In addition, we plan to continue innovating across new and existing ad formats, user engagement tools and inventory monetization capabilities, benefiting our media partners and our business. We plan to focus on high-growth media environments, such as CTV, online video, mobile in-app environments, Large Language Models (“LLMs”) and retail media, where we seek to replicate our differentiated formats and creative approach, helping us secure valuable, exclusive inventory across leading media owners and publishers.
Continued innovation to capture sustainable, long-term growth opportunities.
We are one of the largest companies focused on the Open Internet digital advertising market. We plan to continue to leverage our resources to invest in innovation that fuels long-term growth opportunities. Given our end-to-end platform, we plan to invest in developing new solutions and capabilities aimed both at advertisers and agencies as well as publishers and media owners.
We expect CTV to continue to be a key area of investment with potential for significant expansion and continued growth, especially given our ability to achieve incremental average campaign spend when activating omnichannel campaigns versus standalone online video or CTV campaigns. To further support this effort, we plan to continue to invest in expanding our access to exclusive supply through partnerships with leading media owners, OEMs and publishers.
Maintain financial discipline with a focus on growing free cash flow, lowering our debt leverage and delivering long-term, sustainable growth.
We intend to prioritize deleveraging in the coming years, while also continuing to invest in our business to ensure we are building new solutions that will drive long term growth.
Our Competition
The digital advertising industry is highly competitive and fragmented. The Company has peers of varying sizes and ranges of establishment, including the major Big Tech platforms (e.g., Google, Meta, Amazon, Apple, X, ByteDance and Microsoft), major independent competitors like The Trade Desk, as well as competitors of more comparable size like Taboola, Magnite, Connatix, TripleLift, Kargo, Ogury, Criteo, SeedTag, RevContent and GumGum. Many of our competitors provide only one element of our full demand offering. We believe we are in a differentiated position as we provide quality at scale through an end-to-end platform that has the ability to service advertiser objectives from branding to performance and provide media owners with full-page monetization as a result.
In addition, key factors that enable us to compete effectively for advertising dollars include: tenure of advertiser relationships; breadth of our advertiser services, including account strategy, creative and data consultancy, and insights; deep understanding of consumer interest and intent across editorial environments; utilization of our core AI prediction technology to leverage this data to deliver better branding, consideration and performance outcomes; access to massive audience scale on premium, often exclusive media owner inventory across the globe; and a full-funnel offering providing advertisers efficient and direct access to media owner inventory at scale.
Our Technology
Our integrated technology stack combines proprietary and public cloud infrastructure to host our sophisticated AI and machine learning capabilities at scale. We process over one billion new data events per minute to support our high-performance integrated demand and supply platforms. We believe such infrastructure is a key technology component of our success.
Our technology and development teams are primarily located in Netanya (Israel), Montpellier and Paris (France), and Ljubljana (Slovenia), strategic locations where we attract world-class engineers and scientists.
Our ability to compete depends in large part on our continuous commitment to technology and development and our ability to rapidly introduce new technologies, features and functionality. To enable this speed, our engineering philosophy emphasizes autonomy to maximize agility and impact. We actively delegate end-to-end ownership of business challenges to dedicated “Solution Teams” that operate without service or platform boundaries, coupled with the comprehensive adoption of AI development tools.
We plan to focus our efforts on enhancing and optimizing our existing technologies and algorithms, developing new solutions for our advertisers and media owners, and investing in step-change improvements to our platform through industry-leading AI. We believe that continued investment in our platform, including its technologies and functionalities, is critical to our success and long-term growth.
Sales and Marketing
We focus our sales and marketing efforts on supporting, advising, and training our advertisers, agencies and media partners. We are deeply integrated into the advertising ecosystem, employing a two-pronged approach that targets both brands and their media planning and buying agencies.

We employ in-market sales teams across our markets, helping us attract advertisers and agencies, as well as premium digital media owners to our platform. In addition to local teams, we utilize global support hubs to manage certain client types and sizes.
Our sales teams educate prospective media owners, partners, and advertisers on the use, technical capabilities, and benefits of our platforms. Our dedicated teams work with potential customers through the entire sales cycle, from initial contact to contract execution and implementation. Throughout the process, our teams provide guidance as to how our platforms can optimize the value of a media owner’s audience or how an advertiser can reach relevant consumers and reach their desired outcomes. Our strategic accounts team offers a range of in-house consultative services for the largest advertisers, including account strategists that advise on product portfolio, creative consultancy to help maximize campaign effectiveness, data consultancy to improve an advertiser’s targeting strategy, and research and insights services to measure campaign effectiveness. Additionally, following contract execution and implementation, our account management teams guide our media partners on how additional platform deployment and optimizations can deliver incremental monetization.
Our marketing team is focused on delivering strategies that drive efficient new media partner and advertiser acquisition, increasing awareness of our brand and our evolving solutions, and educating the market in order to enhance our position as key industry thought leaders.
Human Capital Resources
We believe that the Company is comprised of a highly talented and driven group of individuals from varying backgrounds who are instrumental to our continued innovation in digital technology and advertising. Our culture and team are critical assets in building and expanding our business. We believe that our strong teams deepen customer relationships, promote innovation, and increase productivity.
Our people strategy revolves around creating employee experiences. We strive to foster deep employee engagement built upon personal development and achievement that is supported by continuous feedback, learning, and team building. As our team continues to evolve, and become more diverse culturally and geographically, we want to make sure we retain a shared mission among the people that become part of our Company.
As of March 2026, we have approximately 1,700 employees. This headcount excludes employees who have received final termination notices in connection with the two restructuring plans described further below. Approximately 17% of our workforce is located in Israel, 17% in France, 13% in the United States, and the remaining 53% across our other global offices. The Company operates according to a hybrid schedule under which employees work three days per week in the office and two days per week from their homes.
Seasonality
In the advertising industry, companies commonly experience seasonal fluctuations in revenue, and therefore overall operating results. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the year in order to coincide with increased holiday purchasing. Historically, the fourth quarter of the year reflects the Company’s highest level of advertising activity and the first quarter reflects the lowest level of such activity. The Company expects its revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole. For more information regarding the effects of seasonality on the Company, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Factors Affecting our Business” included in this Report.
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
We consider our trademarks, patents, copyrights, trade secrets, and other intellectual property rights to be, in the aggregate, material to our business. In addition to our intellectual property rights, we also consider the skills and ingenuity of our employees and the functionality and frequent enhancements to our solutions to be contributors to our success. We accordingly believe our platforms would be difficult, time consuming and costly to replicate. We seek to protect our competitive technology position through innovation and by continually developing new intellectual property.

We have built an extensive intellectual property portfolio to date. This portfolio includes 17 granted U.S. utility patents, 35 granted U.S. design patents, 15 European registered community designs and 14 UK registered designs.
Regulatory Environment
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, many of which are still evolving and being tested in courts, and could be interpreted or enforced in ways that could harm our business. These laws and regulations involve matters including privacy, use of AI, data use, data protection and personal information, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, competition, protection of minors, consumer protection, accessibility, taxation, environmental reporting and economic or other trade controls including sanctions, and securities law compliance. Foreign laws and regulations can impose different obligations, or penalties or fines for non-compliance, or be more restrictive than those in the United States. More generally, the application, interpretation, and enforcement of applicable laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction, industry or size of company. For example, the Digital Services Act (“DSA”) in the European Union, which became enforceable in February 2024, is aimed at protecting users and the digital space from harmful and illegal content. Although we have not been named a “Very Large Online Platform” under the DSA, we are required to meet certain content transparency requirements which require technical and compliance changes. The DSA includes significant penalties for non-compliance. Laws such as the DSA are designed to address challenges like unfair business practices by dominant platforms, illegal content, disinformation, and harmful algorithmic systems. They aim to safeguard users, promote transparency, and foster innovation and competition in the digital economy and should be read alongside laws governing data practices. Other legislation, such as the UK Online Safety Act 2023, may impose additional compliance obligations relating to online content and advertising practices, and non-compliance could result in significant penalties, reputational harm, and operational restrictions. In addition, the rapid global adoption of AI technologies has resulted in multiple AI focused laws, including the European Artificial Intelligence Act, 2023 (“EU AI Act”) and various U.S. state statutes and national frameworks which impose obligations around high-risk AI, transparency for generative content, bias mitigation and data governance. These requirements may affect our business practices, including data collection and content practices and may increase compliance costs and potential liability.
We have been subject to significant legislative and regulatory developments in the past, and proposed or new legislation and regulations could significantly affect our business in the future. For example, we implemented a number of changes and controls as a result of requirements under the General Data Protection Regulation (EU) 2016/679 (“GDPR”), and as laws and regulatory interpretations evolve and/or their applicability to our business continues to develop, we will be required to conduct ongoing reviews of our practices and implement further changes. The GDPR includes significant penalties for non-compliance with the notification obligation as well as other requirements of the regulation. The interpretation of the GDPR continues to evolve and draft decisions of regulators are subject to review by other European privacy regulators as part of the GDPR’s consistency mechanism, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, is subject to significant uncertainty. Our compliance obligations under the GDPR must also be interpreted and implemented alongside the EU ePrivacy framework, which sets out specific rules regarding electronic communications and tracking technologies. This layered regime is complex, nationally variable, and may increase our compliance costs, operational burden, and exposure to enforcement and litigation. In addition, “omnibus” rulemaking and enforcement action may impose broad, overlapping, and evolving obligations that increase our compliance burden, operational risk, and exposure to penalties and litigation. For example, on November 19, 2025, the European Commission published the “EU Digital Simplification Package,” also referred to as the “Digital Omnibus,” comprising two proposed regulations: (i) a regulation on the simplification of the implementation of harmonized rules on artificial intelligence (the “Digital Omnibus on AI”), and (ii) a regulation simplifying and consolidating parts of data, privacy, and cybersecurity laws (the “Digital Legislation Omnibus”). If adopted, these proposals would make sweeping changes intended to harmonize and streamline EU rules and, as a result, we may incur substantial costs to evaluate, redesign, and implement new compliance frameworks. Orders, recommendations, inquiries or enforcement actions issued or initiated by government or regulatory authorities have caused us, and in the future will likely continue to cause us, to incur substantial costs and expose us to civil and criminal liability (including liability for our personnel) or penalties (including substantial monetary remedies). Such orders, inquiries or enforcement actions could be materially adverse to our business, result in negative publicity and reputational harm, divert resources and the time and attention of management from our business, or subject us to other structural or behavioral remedies that adversely affect our business.
The United Kingdom, Brazil, India, Israel, Japan, Singapore and other countries in which we operate have enacted similar data protection regulations imposing data privacy-related requirements on products and services offered to users in their respective jurisdictions that could increase the cost and complexity of delivering our services, cause us to cease the offering of our products and services in certain countries, or result in fines or other penalties. In the U.S. for example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, and similar laws recently proposed or enacted by other states also establish certain transparency rules and create certain data privacy rights for users. Changes to our products or business practices as a result of these or similar developments have in the past adversely affected, and may in the future adversely affect, our business and add complexity to our and our partner’s compliance programs.
We are also subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including the collection of data and the data shared between countries or regions in which we operate. If we are unable to collect data and/or transfer data between and among countries and regions in which we operate, it could affect our ability to provide our services or our ability to target ads, which could adversely affect our financial results. For example, in July 2023 the E.U.-U.S. Data Privacy Framework (“DPF”), a voluntary certification program for the transfers of personal data from the E.U. to the U.S., became effective. We have been certified under the DPF, which replaced the prior transfer framework that was invalidated in July 2020 by the Court of Justice of the European Union. Although the DPF survived its first major challenge in the EU Court in September 2025, this mechanism, as well as the Standard Contractual Clauses, for transfers of data continue to face legal challenges and invalidation of such schemes or restrictions on data transfers could materially and adversely affect our business, financial condition, and results of operations.
Interest-based advertising specifically, or the use of data to draw inferences about a consumer’s interests and deliver relevant advertising to that consumer, is under increasing scrutiny by legislative bodies, regulatory bodies, self-regulatory bodies, privacy advocates, academics, and the press in the United States and abroad. Our Company, our media partners and advertisers rely upon large volumes of such data collected primarily through cookies and other tracking technologies. Although much of this scrutiny has focused on the use of cookies and other tracking technologies that collect or aggregate information regarding consumers’ online browsing and mobile app activity, data collection practices related to contextual-based advertising are also subject to laws and regulations. We monitor legal requirements and other developments in this area, both domestically and globally, and maintain a robust privacy and security compliance program, which anticipates the evolution of regulations applicable to us, including providing consumers with notice of the types of data we collect, how we collect it, with whom we share it, how we use that data to provide our solutions and how consumers can exercise their rights and personalization choices. We typically collect IP addresses and device identifiers that are considered to be personal data or personal information under the privacy laws of some jurisdictions or otherwise may be the subject of current or future data privacy legislation or regulation. The definition of personally identifiable information, personal information, or personal data varies by jurisdiction and continues to evolve in ways that may require us to adapt our practices to comply with laws and regulations related to the collection, storage, use, and sharing of consumer data. As a result, our technology platform and business practices must be assessed regularly against a continuously evolving legal, regulatory, and technology landscape.
Beyond laws and regulations, we are also members of self-regulatory bodies that impose additional requirements related to the collection, use, and disclosure of consumer data. We are members in good standing of the Network Advertising Initiative (“NAI”), an association dedicated to responsible data collection and its use for digital advertising. We adhere to the NAI Code of Conduct, along with the IAB Self-Regulatory Principles for Online Behavioral Advertising. We are participants in the Digital Advertising Alliance and the European Interactive Digital Advertising Alliance and adhere to the Self-Regulatory Principles set forth by these organizations. Some of these self-regulatory bodies have the ability to review or sanction members or participants, which could result in penalties and cause reputational harm. Additionally, some of these bodies might refer violations of their requirements to the Federal Trade Commission or other regulators.
For additional information regarding the current regulatory environment and how it may impact us, see Item 1A. “Risk Factors” under “Risks Relating to Legal or Regulatory Matters” included in this Report.
Antitrust and Platform Privacy Shifts. In recent years, regulators in the United States and Europe have brought a number of lawsuits against some of the largest digital advertising companies, claiming various violations of antitrust and privacy laws. We believe that as a result, some of these companies may be forced to amend their business practices in a way that may be favorable to competitors. Additionally, Apple has for a number of years been actively limiting the use of various user targeting technologies and, although Google has announced it will not completely deprecate third-party cookies, it is expected to introduce new privacy options to restrict the availability of such technologies across its platforms. This shift further underscores the advertising industry’s focus on creating methods to deliver tailored experiences without infringing on user privacy. For additional information regarding these platform changes and the current regulatory environment, see “Item 1. Business—Industry” and “Item 1A. Risk Factors” included in this Report.

Security
We view being a trusted partner as a core value; accordingly, security and privacy are ongoing commitments we seek to integrate into the design and operation of our products. We maintain tight controls over the personal data we collect, encrypting it where necessary and retaining it in our databases with strictly limited and controlled access rights to ensure security while utilizing advanced monitoring over our environment. All traffic to and between our data centers is encrypted, along with all sensitive configurations, while our users’ and customers’ passwords are hashed.
Secure advertising is a building block of user trust.
•To provide secure ads, we integrated an advanced, industry-leading third-party technology to scan live ads for potential security violations in the ads themselves or on the pages to which they directly link. Combined with internally developed capabilities and our content review process we are tackling both malicious ads and the bad actors behind them.
•Providing a clean, non-fraudulent premium network for media owners, advertisers and consumers is a top priority. Our dedicated anti-fraud team monitors our platform to identify and investigate unusual web traffic patterns. We detect, block and prevent fraudulent web traffic by using both internal and external third-party TAG Anti-Fraud certified solutions. We also implement certain Media Rating Council Invalid Traffic Detection and Filtration Standards in our internal fraud detection technological ecosystem.
•We continue to maintain our Trustworthy Accountability Group (TAG) brand safety certifications. We use a robust suite of fraud detection and prevention tools — including DoubleVerify, the TAG DCIP List, and proprietary internal solutions — to report on our supply. We are currently formalizing unified TAG certifications for Brand Safety and Certified Against Fraud, which we expect to finalize in the coming months.

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
Risk Factor Summary
The following is a summary of some of the principal risks we face:
•Our ability to successfully integrate the two companies or manage the combined business effectively;
•Our revenue and results of operations are highly dependent on overall advertising demand and spending and traffic generated by our media partners;
•Our ability to continue to innovate and the adoption of our solutions by advertisers and media partners;
•Our sales and marketing efforts may require significant investments and involve long sales cycles;
•The digital advertising industry is intensely competitive and we must effectively compete against current and future competitors;
•The potential impact of AI on our industry, including evolving laws and regulations regarding generative AI content, and our need to invest in AI-based solutions;
•The Company’s ability to attract and retain customers, management and other key personnel;
•The volatility of the market price of our Common Stock and our ability to satisfy the continued listing requirements of The Nasdaq Stock Market LLC, including the potential adverse effects on market liquidity and share price if our Common Stock is delisted;
•A failure to grow or to manage growth effectively may cause the quality of our platform and solutions to suffer;
•We may need to raise additional financing in the future to fund our operations or to service our existing indebtedness, which may not be available to us on favorable terms or at all;
•Loss of media partners could have a significant impact on our revenue and results of operations;
•Our ability to maintain the integrity of our platform and prevent invalid, low quality, or other non-human traffic;
•Our research and development efforts may not meet the demands of a rapidly evolving technology market;
•The failure of our recommendation engine and algorithms to accurately predict outcomes;
•Limitations on our ability to collect, use, and disclose data to deliver advertisements;
•Our ability to extend our reach into evolving digital media platforms;
•Our ability to maintain and scale our technology platform;
•Growth in our business may place demands on our infrastructure and resources;
•Our ability to realize anticipated benefits and synergies of the Acquisition;
•Unexpected costs, charges or expenses resulting from the Acquisition;
•Our internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act;
•Factors affecting advertising demand, such as unfavorable economic conditions, geopolitical concerns, and the impact of the U.S. government shutdown;

•Conditions in Israel and the Middle East, including ongoing conflicts and potential escalations involving surrounding nations;
•Our ability to maintain our revenues or profitability despite quarterly fluctuations in our results;
•The challenges of compliance with differing and changing regulatory requirements, particularly with respect to privacy and data protection;
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
•The outcome of legal proceedings, which we are subject to from time to time, including intellectual property, commercial and privacy disputes; and
•The timing and execution of any cost-saving measures and the impact on our business or strategy.

Risks Related to the Integration of Outbrain and Legacy Teads
Our integration of the businesses of Outbrain and Legacy Teads has been, and may continue to be, more difficult, costly and time-consuming than expected, which may materially and adversely affect the value of the Common Stock.
We are continuing to combine the predecessor businesses of Outbrain and Legacy Teads in a manner that permits anticipated benefits to be realized. The combination of two large, previously independent companies is a complex, costly and time-consuming process. As a result, the Company is currently devoting significant management attention and resources to integrating the business practices and operations of Outbrain and Legacy Teads. The integration process has been, and may continue to be, disruptive to our business and, if the integration is ultimately implemented ineffectively, it could preclude realization of the full benefits previously expected by us from the Acquisition. Any failure of the Company to meet the challenges involved in successfully integrating the management and certain predecessor operations of Outbrain and Legacy Teads or otherwise to realize the anticipated benefits of the Acquisition could cause an interruption of the activities of the Company and could materially and adversely affect our results of operations. The overall integration has resulted in, and may continue to create, unanticipated problems and costs, including liabilities, competitive responses, and potential loss of client relationships. These factors, alongside the diversion of management’s attention, could materially harm our business and cause the price of the Common Stock to further decline. The difficulties of combining the operations of Outbrain and Legacy Teads include, among others:
•managing a significantly larger company;
•coordinating geographically dispersed organizations;
•the potential diversion of management focus and resources from other strategic opportunities and from operational matters;
•aligning and executing the strategy of the Company;
•retaining existing customers and attracting new customers;
•maintaining employee morale and retaining key management and other employees;
•integrating two business cultures, which may prove to be incompatible;
•the possibility of faulty assumptions underlying expectations regarding the integration of certain operations;
•consolidating certain corporate and administrative infrastructure and eliminating duplicative operations;
•challenges inherent in ensuring compliance with applicable laws and regulations across a greater number of jurisdictions; and
•unforeseen expenses or delays associated with the Acquisition.

Many of these factors are outside of our control and any one of these factors could result in increased costs, decreased revenues and diversion of management’s time and energy, which could materially and adversely impact our business, financial condition and results of operations. As discussed above, even if the prior operations of Outbrain and Legacy Teads are integrated successfully, we may not realize the full benefits of the Acquisition, including the synergies, cost savings or revenue or growth opportunities that we expect or in the timeframe anticipated.
The Company may become involved in securities litigation, stockholder derivative litigation, or other legal proceedings in connection with the Acquisition.
Significant business transactions, such as the Acquisition, frequently result in securities litigation, stockholder derivative claims, or other legal proceedings alleging breaches of fiduciary duty, disclosure failures, or other grievances related to the transaction. The outcome of any such potential litigation is uncertain and could result in substantial costs, divert management’s attention and resources, and adversely affect our business. Insurance coverage may not be sufficient to cover all related costs and damages.
Risks Related to Teads and Teads’ Industry
Unfavorable global economic conditions could adversely affect the Company’s business, financial condition or results of operations.
The Company’s results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for the Company’s products and services and the Company’s ability to raise additional capital when needed on acceptable terms, if at all. Furthermore, a weak or declining economy may strain our partner ecosystem, potentially resulting in disruptions involving our media partners or leading customers and advertising agencies to delay payments for our services. Any of the foregoing could harm the Company’s business and the Company cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact its business.
Operating our business requires a significant amount of cash, and the Company may need to raise additional financing in the future to fund its operations, which may not be available to it on favorable terms or at all.
We require capital to fund our ongoing working capital, capital expenditures, debt service obligations and other financing requirements, including with respect to our 10.000% senior secured notes due 2030 (the “Notes”) and our ability to make principal or interest payments on, or to refinance, the Notes. While we expect to fund these requirements through our cash flows from operations and borrowings under our Credit Facilities, this depends on our future performance, which is subject to many factors beyond our control. Our business may not generate sufficient cash flow from operations in the future to service our business and our debt, and we may require additional sources of funding to fund our operations.
If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, obtaining additional debt financing, or issuing additional equity securities, any of which may be on terms that are not favorable to us.
Raising additional capital may be costly or difficult to obtain and could significantly dilute stockholders’ ownership interests or inhibit the Company’s ability to achieve its business objectives. If the Company raises additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of its Common Stock holders. Additionally, to the extent that the Company raises additional capital through the sale of Common Stock or securities convertible or exchangeable into Common Stock, its stockholders’ ownership interest in the Company will be diluted. Further, any debt financing may subject the Company to fixed payment obligations and covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures, making investments and certain payments, or declaring and paying dividends.
The Notes bear interest at an annual rate of 10.000%, payable semi-annually on February 15 and August 15 of each year and will mature on February 15, 2030. Our ability to make principal or interest payments on, or to repay or refinance the Notes, will depend on various factors, including the accessibility of capital markets, our business, and our financial condition at such time. We may not be able to engage in any of these activities or on desirable terms, which could result in a default on our debt obligations. Our indebtedness could also, among other things: (i) require us to dedicate a substantial portion of our cash flow from operations to service and repay the indebtedness, reducing the amount of cash flow available for other purposes; (ii) limit our flexibility in planning for and reacting to changes in our business; and (iii) adversely affect our liquidity and result in a material adverse effect on our financial condition upon repayment of the indebtedness.

In addition, upon certain change of control events, the holders of the Notes may require our wholly-owned subsidiary to repurchase all or a portion of the Notes at a purchase price of 101.000% of their principal amount plus accrued and unpaid interest, if any, to, but excluding the date of purchase.
If we fail to comply with the continued listing requirements of Nasdaq, the Common Stock may be delisted, which could adversely affect its market liquidity and market price.
To maintain the listing of the Common Stock on Nasdaq, we are required to meet certain listing requirements, including Nasdaq’s Listing Rule 5450(a)(1), which requires us to maintain a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”). On December 22, 2025, we received notice from Nasdaq that we are no longer in compliance with the Minimum Bid Price Requirement because the closing bid price of the Common Stock had fallen below the required minimum of $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have an initial period of 180 calendar days, or until June 22, 2026 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Common Stock must be at least $1.00 per share for a minimum of 10 consecutive business days before the Compliance Date.
If we do not achieve compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180-day period to regain compliance if we apply to transfer the listing of the Common Stock to the Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other applicable listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.
There can be no assurance that we will maintain compliance with the requirements for listing the Common Stock on Nasdaq. If we are unable to satisfy the Nasdaq criteria for continued listing, the Common Stock would be subject to delisting. A delisting of the Common Stock could negatively impact us by, among other things, (i) reducing the liquidity and market price of the Common Stock; (ii) reducing the number of investors willing to hold or acquire the Common Stock, which could negatively impact our ability to raise equity financing; (iii) decreasing the amount of news and analyst coverage of us; (iv) limiting our ability to issue additional securities or obtain additional financing in the future; (v) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (vi) impairing our ability to provide equity incentives to our employees. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.
The Company’s internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on the Company’s business and share price.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that the Company maintain effective disclosure controls and procedures and internal control over financial reporting. The Company must perform system and process evaluation and testing of its internal control over financial reporting to allow management to report on the effectiveness of its internal controls over financial reporting in its Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. As a private company, with limited exceptions, Legacy Teads was not previously required to test its internal controls within a specified period. This may result in the diversion of management, and the Company may experience difficulty in meeting these reporting requirements in a timely manner.
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

Sales by Altice Teads S.A. (“Altice Teads”) or other holders of shares of Common Stock, or the perception that such sales may occur, could cause the market value of the Common Stock to decline.
In connection with the Acquisition, Outbrain issued 43.75 million shares of Common Stock to Altice Teads. In connection with the closing of the Acquisition, Altice Teads and the Company entered into a registration rights agreement pursuant to which the Company agreed to provide customary demand and piggyback registration rights to the holders of registrable securities of Altice Teads, which includes, among other things, all shares of Common Stock held by Altice Teads immediately following the Acquisition closing.

In addition, pursuant to the Stockholders Agreement between the Company and Altice Teads (the “Stockholders Agreement”), Altice Teads is subject to restrictions on the transfer of the consideration it received in connection with the Acquisition. The Stockholders Agreement provides that Altice Teads may not transfer or agree to transfer any shares of Common Stock to the extent that, as a result of such transfer, any person becomes the beneficial owner of 10% or more of the total voting power of Teads. Even with these restrictions, the substantial number of shares issued in the Acquisition could, by increasing our public float or through eventual sales, exert downward pressure on the market price of our Common Stock. Altice Teads owns approximately 46% of the issued and outstanding shares of Common Stock, based on the amount of issued and outstanding shares of Common Stock as of December 31, 2025. This concentration of ownership may have a negative impact on the trading price for the Common Stock because investors often perceive disadvantages in owning stock in companies with controlling or major shareholders. In addition, Altice Teads may decide not to hold the large shareholding of Common Stock that it received in the Acquisition, and may instead decide to reduce its investment in the Company. Such sales of Common Stock or the perception that these sales may occur, could have the effect of depressing the market price for the Common Stock. This in turn could impair the Company’s future ability to raise capital through an offering of equity securities.
Altice Teads has influence over the Company, including director designation rights, and Altice Teads’ interests may not always coincide with the interests of the Company’s other stockholders.
Pursuant to the Stockholders Agreement, subject to maintaining certain beneficial ownership thresholds, Altice Teads shall have an ongoing right to designate two persons for nomination by the Board for election to the Board (a certain number of which shall be unaffiliated with Altice Teads and shall be independent from the Board). In March 2025, Messrs. Dexter Goei and Mark Mullen were appointed to the Board as the nominees of Altice Teads under the Stockholders Agreement.
The Stockholders Agreement also requires that for so long as Altice Teads and its affiliates hold in the aggregate at least 15% of the total voting power of the outstanding capital stock of the Company, Altice Teads and each of its affiliates shall take such action at each meeting of the stockholders of the Company or any class thereof as may be required so that all issued and outstanding shares of Common Stock beneficially owned by Altice Teads and/or by any of its affiliates are voted in the same manner as recommended by the Board, except (i) with the Company’s prior written consent or (ii) to the extent that the Company is in material breach of certain obligations under the Stockholders Agreement and fails to cure such breach within 10 business days of notice. As a result, for so long as Altice Teads and its affiliates hold in the aggregate at least 15% of the total voting power of the outstanding capital stock of the Company and vote in the same manner as recommended by the Board, you will have less influence as a stockholder. The voting by Altice Teads and its affiliates may limit the other stockholders’ ability to influence corporate matters, and as a result, actions may be taken that stockholders may not view as beneficial. In addition, the existence of such requirement over a significant portion of the Company’s voting power may have the effect of making it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, the Company.
In addition, designees of Altice Teads currently represent 20% of the Board. As a result of such representation, Altice Teads-nominated directors may be able to influence decisions by the Board, and recommendation by the Board on proposals for Company stockholders to vote on. The ability of Altice Teads to designate persons for nomination to the Board may adversely affect the trading price of shares of the Common Stock due to investors’ perception that conflicts of interest may exist or arise with respect to the Altice Teads-nominated directors.
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
The continued volatile macroeconomic and geopolitical environment has impacted certain categories of our advertisers. This includes variables such as the ongoing conflict between Russia and Ukraine, the conflict involving Israel, the U.S., Iran and surrounding nations, the conflict between Israel and Hamas (and the uncertainty regarding the sustainability of the related cease-fire), instability in the Middle East generally, and regional instability in Venezuela. Additionally, general unrest in Europe, bank failures or volatility in the financial services sector, tariffs and trade wars, inflation, supply chain disruptions, and fluctuations in U.S. and global interest rates have contributed to market uncertainty. These conditions have in turn adversely impacted us and could, if they continue or worsen, adversely impact us in the future, including if our advertisers were to reduce or further reduce their advertising spending as a result of any of these factors.
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
Our growth plans depend upon our ability to innovate, attract advertisers and digital media owners to our solutions to buy and sell new inventory, and expand the use of our solutions by advertisers and media partners utilizing CTV, Mobile In-App environments, retail media, and other digital media platforms. Our business model may not translate well into these or other emerging forms of advertising due to market resistance or other factors, such as evolving regulatory restrictions, and we may not be able to innovate successfully enough to compete effectively.
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
Our sales and marketing teams educate prospective advertisers and media partners about the use, technical capabilities, and benefits of our platform. Our sales cycles can take significant time from initial contact to contract execution and implementation, particularly as we integrate and cross-sell our expanded suite of performance and branding solutions. We may not succeed in attracting new media partners despite our significant investment in business development and sales and marketing, and it is complex to predict the extent of the revenue that will be generated with a media partner. We may not succeed in expanding relationships with existing media partners and advertisers, despite our significant investment in sales, account management, marketing, and research and development and it is difficult to predict when additional products will generate revenue through our platform, and the extent of that revenue. Programmatic partners tend to have a long sales cycle with distinct technical and integration requirements, as well as a separate ongoing partner management process. If we are unsuccessful in our sales and marketing efforts, our results of operations and prospects will be adversely affected.
Even if our sales and marketing efforts are successful, there can be no assurance that the properties of our media partners will be able to generate sufficient user interest, traffic or engagement. The ability of our media partners to maintain or grow their digital properties is often outside of our control and may be significantly impacted by broader media consumption trends, including shifts in how users discover and consume content through new technologies such as generative AI. Such trends may result in stagnant or declining ad inventory availability, which could negatively impact our results of operations and prospects.
Our research and development efforts may not meet the demands of a rapidly evolving technology market resulting in a loss of customers, revenue, and/or market share.
We expect to continue to dedicate considerable financial and other resources to our research and development efforts in order to maintain or improve our competitive position. However, investing in research and development personnel, developing new solutions and enhancing existing solutions is expensive and time-consuming and we may not be able to innovate at a pace sufficient to keep up with transformative technological advancements. Our research and development activities may be directed at maintaining or increasing the performance of our recommendations, developing tools that improve productivity or efficiency, or introducing new solutions. However, there is no assurance that such activities will result in significant new marketable solutions, enhancements to our current solutions, design improvements, additional revenue or other expected benefits. Furthermore, there is no assurance that our efforts to promote new or enhanced solutions, like CTV, video solutions, generative AI capabilities, or new advertiser tools, will be successful. If we are unable to generate an adequate return on our investment with respect to our research and development efforts, our business, results of operations, and financial condition may be adversely affected.
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
With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our profitability. In addition, we and our media partners compete indirectly for user engagement with larger search and social media companies, such as Meta, Google, LinkedIn, X, TikTok and major CTV platforms. We also broadly compete for advertiser budgets with other forms of traditional and online marketing, including keyword advertising, social media marketing and display advertising.
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
Losses of media partners could have a significant impact on our revenue and results of operations.
A significant portion of our recommendations are placed on web pages and mobile applications of a small number of our media partners. Certain partners may reduce or terminate their business with us at any time for any reason, including as a result of changes in their financial condition or other business circumstances, such as a change in strategy or model by which they monetize their properties. Media partners have terminated, and may in the future terminate, their relationships with us. If a large media partner terminates its relationships with us, or if we continue to experience terminations by several small or medium-sized media partners or reductions in the amount of inventory we receive from them, whether based on their decisions or changes in the ecosystem, we may not have access to sufficient media partners to satisfy demand from advertisers resulting in lower revenues. Further, such media partners may enter into relationships with competitors, and to the extent that becomes a long-term relationship, reestablishing our relationship with that media partner may prove difficult. In addition, losing key media partners may lead advertisers to seek alternate advertising solutions, which could slow our growth. As discussed above, establishing relationships with media partners may involve long sales cycles. As a result, the loss of a significant media partner relationship or the further loss of small- or medium-sized media partner relationships could have a material adverse impact on our business, results of operations and financial condition.
Our revenue growth and future prospects will be adversely affected if we fail to expand our advertiser and agency relationships.
Our revenue growth depends on our success in expanding and deepening our relationships with existing advertisers. Our growth strategy is premised in part on increasing spend from existing advertisers. In order to do so, we must be able to demonstrate better results for our advertisers by delivering outcomes and ROAS, among other things. We do not have long-term commitments from our advertisers.
We also seek to increase the number of advertisers and to reach new advertisers, both directly and through their media agencies. Attracting new advertisers and expanding existing relationships with our advertisers requires substantial effort and expense. In particular, large advertisers with well-established brands may require us to spend significant time educating them about our platform and solutions. It may be difficult and time-consuming to identify, sell and market to potential advertisers who already allocate their budgets to large competitors and who expect to see a similar return on investment before diversifying or allocating a portion of their advertising budgets to us. If competitors introduce lower cost or differentiated offerings that compete with or are perceived to compete with the Company’s offerings, the Company’s ability to grow its business with new or existing advertisers could be impaired. It is possible that the Company may reach a point of saturation at which it cannot continue to grow its revenue because of internal limits that advertisers may place on the allocation of their advertising budgets to digital media or to a particular provider. The Company’s advertisers typically have relationships with different providers and there is limited cost to moving budgets to its competitors. As a result, the Company may have limited visibility as to its future revenue streams. Teads cannot assure that its advertisers or media owners will continue to use its platform or that it will be able to replace, in a timely or effective manner, departing customers with new customers or media partners that generate comparable revenue.

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
Our business has been and may be further impacted by the ability or willingness of our advertisers to pay for their use of our platform. New advertisers spending on our platform, or existing advertisers allocating greater budgets to our platform, has resulted in an increase in our credit loss exposure. We may be involved in disputes with our advertisers, and in the case of agencies, their advertisers, over the operation of our platform (including regarding traffic quality or invalid traffic), the terms of our agreements or our billings for purchases made by them through our platform. If we are unable to resolve disputes with our clients or our advertisers are experiencing financial hardship, it is less likely that we will be able to collect payment, and we may lose clients or clients may decrease their use of our platform, which could adversely affect our financial performance and growth. Similarly, we face payment-related risks with respect to our media partners. While we generally seek to align our payment obligations to media partners with the collection of payments from advertisers, we may be obligated to pay our media partners regardless of whether we have collected payment from the advertiser. We are also subject, from time to time, to disputes or legal proceedings with media partners regarding the validity of traffic and the resulting payment obligations, which could adversely impact our business, financial condition and results of operations.
We have had clients who have declared bankruptcy, experienced severe financial distress, or gone out of business without remitting full payment to us, and we have incurred write-offs for credit losses as a result of the failure of our advertisers to make payments to us in a timely manner or at all. If we are unable to collect payment from advertisers or media agencies due to their inability to pay, refusal to pay, including due to traffic quality or invalid traffic allegations, severe financial distress or bankruptcy, we will incur further write-offs for credit losses, which could harm our results of operations. In the future, credit loss may exceed reserves for such contingencies and our credit loss exposure may increase over time. Any increase in write-offs for credit loss could harm our business, financial condition and results of operations.
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
We also face risks from partners who may act as both advertisers and media partners on our platform. In the event of a dispute, such partners may attempt to withhold payments they owe us for advertising services by exercising rights of set-off against amounts we owe them for media inventory, or they may suspend their relationship with us altogether. As a result, we must manage timing issues between our accounts payable and our accounts receivable, which may increasingly consume working capital as we continue to grow our business. If we are unable to generate sufficient funds from operations or borrow on commercially acceptable terms or at all, our working capital availability could be reduced, and as a consequence, our financial condition and results of operations would be adversely impacted.
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

The failure of our AI prediction engine to accurately predict consumer engagement and outcomes may adversely affect our business, results of operations, and financial condition.
The success of our AI prediction engine depends on the ability of our proprietary algorithms to predict the likelihood users will engage with our recommendations or otherwise deliver outcomes for our advertisers and media owners. We need to continuously deliver satisfactory results for advertisers and media partners in order to maintain revenue, which, in turn, depends in part on the optimal functioning of our platform and solutions. Therefore, a failure of our AI prediction engine to accurately predict user engagement or desired outcomes could negatively affect our results of operations and revenue.
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
Our reputation and brand may be negatively affected by ads that are deemed to be hostile, infringing, offensive or inappropriate by consumers, media partners or other advertisers and agencies. From time to time, we make changes in our advertiser guidelines that can result in the inclusion or exclusion of certain types of ads and cannot predict with certainty the impact that such changes might have. We have adopted policies regarding unacceptable advertisements and retain authority to remove ads that violate these policies; however, advertisers could nonetheless provide such content and occasionally circumvent our policies. If any of those ads lead to hostile, infringing, offensive or inappropriate content, our reputation could suffer by association. The safeguards we have in place may not be sufficient to avoid harm to our reputation and brand. The Teads brand may be negatively impacted by the Acquisition. This could adversely affect existing relationships with media partners, advertisers and agencies, as well as our ability to expand our user, media partner and advertiser base, and harm our business, results of operations, and financial condition.
Conditions in Israel, including the ongoing conflict between Israel and Hamas and other terrorist organizations, and the conflict involving Israel, the U.S., Iran and surrounding nations may adversely affect our operations and limit our ability to market, support and innovate on our products, which would lead to a decrease in revenues.
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
In June 2025, direct hostilities broke out between Israel and Iran, involving significant missile and drone strikes exchanged between the two countries. This escalation and other regional events have heightened regional instability and increased security risks across Israel. These events have resulted in significant travel restrictions, facility closures and shelter-in-place orders, including remote work measures, in various locations, and may further impact critical infrastructure, supply chains, and the broader Israeli economy. In October 2025, a cease-fire was brokered between Israel and Hamas. However, we cannot predict if and to what extent this cease-fire will remain in effect or upheld.
More recently, in February 2026, hostilities between Israel and Iran escalated again. In late February 2026, Israel, together with the U.S., conducted a major joint military campaign involving air and missile strikes against targets in Iran. These actions triggered a broad Iranian response and contributed to significant regional instability. The situation remains highly fluid, and we are unable to predict when, or on what terms, this escalation will be resolved.
While our facilities have not been damaged during the current conflicts, the hostilities with Hamas, Hezbollah, Iran and its proxies and others have caused and may continue to cause damage to private and public facilities, infrastructure, utilities, and telecommunication networks, potentially disrupting our operations and supply chains. In addition, Israeli organizations, government agencies and companies have been subject to extensive cyber attacks. This could lead to increased costs, risks to employee safety, and challenges to business continuity, with potential financial losses.
These conflicts have also led to a deterioration of certain indicators of Israel’s economic standing, for instance, a downgrade in Israel’s credit rating by rating agencies (such as by Moody’s, S&P Global, and Fitch).

In connection with these conflicts, several hundred thousand Israeli military reservists were drafted to perform immediate military service, and military reservists are expected to perform long reserve duty service in the coming years. As of the date of this Report, a limited number of our employees are called to active military duty. The absence of our employees due to their military service in the current or future conflicts may materially and adversely affect our ability to conduct our operations.
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
We also do business with advertisers and media partners located in Israel. The conditions described above may impact advertising demand and the extent of monetization on media partners in Israel. A portion of our business (less than 3% of our revenues) is from advertisers in Israel displaying ads on media partner inventory in Israel which has been impacted by the above events.
Prior to the commencement of these conflicts, the Israeli government pursued changes to Israel’s judicial system and has recently renewed its efforts to effect such changes. In response to the foregoing developments, certain individuals, organizations, and institutions, both within and outside of Israel, voiced concerns that such proposed changes, if adopted, may negatively impact the business environment in Israel. Such proposed changes may also lead to political instability or civil unrest. If such changes to Israel’s judicial system are pursued by the government and approved by the parliament, this may have an adverse effect on our business, results of operations, and ability to raise additional funds.
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
•changes in our access to valuable ad inventory, including through the addition or loss of media partners on our platform;
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
In order to secure favorable terms, such as exclusivity and longer-term agreements, we may offer media partners contracts with guaranteed minimum rates of payments. These guarantees require us to pay our media partner for the ad impressions we receive, regardless of factors such as whether the consumer engages with the ad or we are paid by the advertiser. If the level of consumer engagement on a media partner property or overall advertiser demand falls, the payments to our media partners with guaranteed minimum rates of payment may adversely impact our Ex-TAC Gross Profit and our margins. This includes the possibility of paying a media partner an amount in excess of the revenue that we generated from ads served on that media partner property. The revenue from ads served on a media partner property or overall advertiser demand could drop for reasons outside of our control. It is also possible that we will agree to a rate of payment that is more difficult to profitably recoup than we originally believed. In addition, many of our contracts that contain guarantee arrangements set a single rate of payment and do not account for seasonal revenue fluctuations. As a result, our gross profit margins may fluctuate with the seasonality of the business. Additionally, these guarantees may adversely impact our traffic acquisition costs in absolute dollar terms and as a percentage of revenue, as well as overall profitability. The provision of guaranteed minimum rates to additional media partners or to existing media partners upon contract renewal, or the provision of such guarantees in contracts that contemplate a large number of page views, such as some of the contracts we have entered into with large media partners, may increase the risk that our gross profit and/or margins may be adversely impacted for the reasons we describe above.
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
We are exposed to the effects of fluctuations in currency exchange rates. Following the Acquisition, our exposure to foreign currencies, particularly the Euro, has significantly increased. A significant percentage of our international revenue is from advertisers who pay us in currencies other than the U.S. dollar. We also incur operating expenses in local currencies, including with respect to employee compensation, at our offices outside of the United States and, most significantly, in Israel (New Israeli Shekel), the United Kingdom (British Pound) and Euro-based countries (Euro) where we operate. Fluctuations in the exchange rates between the U.S. dollar and those other currencies could result in the U.S. dollar equivalent of such foreign-denominated revenue being lower than would be the case if exchange rates were stable and the U.S. dollar equivalent of such expenses being higher. This could have a negative impact on our reported operating results. We evaluate periodically the various currencies to which we are exposed and take hedging measures to reduce the potential adverse impact from the appreciation or the depreciation of our non-U.S.-dollar-denominated operations, as appropriate. Any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not fully eliminate our exposure to foreign exchange fluctuations.
Our business depends on our ability to collect, use and disclose data to deliver advertisements. Any limitation imposed on our collection, use or disclosure of this data could significantly diminish the value of our solution.
We use “cookies,” and similar technologies placed on consumer devices when an Internet browser is used, as well as mobile device identifiers, to gather data that enables our platform to be more effective. We collect this data through various means, including code that media partners and advertisers implement on their pages, software development kits installed in mobile applications, our own cookies, and other tracking technologies. Our advertisers, directly or through third-party data providers, may choose to further target their campaigns within our platform.
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
Additionally, we are subject to laws and regulations related to data privacy, data protection, information security, and consumer protection across different markets where we conduct our business, which could potentially impact our ability to collect, use, and disclose data as described under the risk factor titled “We are subject to laws and regulations related to online privacy, data protection, and information security, and consumer protection across different markets where we conduct our business, including in the United States and Europe. Such laws, regulations, and industry requirements are constantly evolving and changing and could potentially impact data collection and data usage for advertising and recommendations. Our actual or perceived failure to comply with such obligations could have an adverse effect on our business, results of operations, and financial condition.”
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
Our advertisements are primarily accessed through desktops, laptops and mobile devices, and are adaptable across many digital environments, including web pages, mobile applications, email and video players. In the future, our advertisements may be accessed through other new devices and media platforms. As a result, we depend on the interoperability of our solutions with popular devices, platforms and standards that we do not control. For example, because many users access our platform through mobile devices, we depend on the interoperability of our solutions with mobile devices and operating systems such as Android and iOS. Any changes in, or restrictions imposed by, such devices, platforms or standards that impair the functionality of our current or proposed solutions, limit what our media partners may or may not display, how they acquire audiences, or give preferential treatment to competitive products or services could adversely affect usage of our platform.
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

If we fail to detect and prevent invalid traffic, including click and impression fraud, or other invalid engagements with the advertisements we serve, we could lose the confidence of our advertisers, which would cause our business to suffer and negatively impact our financial results.
Our success relies on delivering measurable business value to our advertisers. We are exposed to the risk of invalid traffic and other invalid engagements that advertisers may perceive as undesirable. A major source of such activity includes non-human or invalid traffic, such as sophisticated botnets operating in mobile environments, spoofed or manipulated data, and traffic originating from non-human data centers. These and other practices can result in instances where a user, automated script or computer program intentionally engages with or generates impressions for ads for reasons other than accessing the underlying content. If we are unable to detect and prevent such activity, or if we manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our platform. Such issues have led to, and could continue to result in, dissatisfaction with our solutions, including refusals to pay, refund demands, or the withdrawal of future business, as well as commercial disputes or litigation. This could damage our brand and lead to a financial loss or to a loss of advertisers which would adversely affect our business, results of operations, and financial condition.
Our failure or the failure of third parties to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information or the confidential information of our partners, could damage our reputation and brand and substantially harm our business and operating results.
We collect, maintain, transmit and store data about consumers, clients, employees, business partners and others, including personally identifiable information, as well as other confidential information. We also engage third parties that store, process and transmit these types of information on our behalf. We have experienced and expect to continue to experience actual and attempted cyberattacks. For example, we recently discovered, and are investigating, potential unauthorized access to certain proprietary code. Our security measures, and those of our third-party service providers, have not in the past detected or prevented, and might not in the future detect or prevent, all attempts to breach our systems including denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches, ransomware, credential stuffing attacks or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, networks and systems or that we or such third parties otherwise maintain. We and such third parties have not in the past anticipated or prevented, and might not in the future anticipate or prevent, all types of attacks, and because techniques used to obtain unauthorized access to or sabotage systems change frequently, attacks might not be known to us or our third-party service providers until after they are launched. In addition, security breaches can occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by third parties. Further, the use of AI technologies by cybercriminals continues to be a major concern, including with respect to deep-fake technologies, which continue to improve, allowing bad actors to manipulate or fabricate visual and audio content and convincingly fake identities. These risks may increase over time as the complexity and number of technical systems and applications we use also increases.
Breaches of our security measures or those of our third-party service providers or cyber security incidents have in the past resulted, and could in the future result, in: unauthorized access to our applications, sites, networks and systems; unauthorized access to and misappropriation of data and customer information, including customers’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; phishing scams and malware, ransomware and other malicious Internet-based activity; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation; regulatory action; and other potential liabilities. Any security breach or cyber incident, whether actual or perceived, which impacts us or one of our third-party service providers could significantly damage our reputation and brand, cause our business to suffer through, among other things, loss of, or failure to attract, media partners or advertisers and we could be required to expend significant capital and other resources to alleviate problems caused by such breaches.
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
We also face risks of disruptions of service from third-party interference with our platform. As discussed above, cyberattack techniques are constantly evolving and becoming increasingly diverse and sophisticated. Our platform is designed to include proactive and reactive detection mechanisms, along with features intended to degrade or disable certain services when required to minimize the impact of an incident on our partners and consumers. However, while we have systems in place to counter attacks and breaches, cyberattacks have occurred in the past and we cannot guarantee that future attacks will not have significant adverse consequences, including impacting the content displayed on our media partners’ properties, disrupting our advertisers’ campaigns, or resulting in malicious activity on consumers’ devices. Any such disruptions to our platform and our servers could interrupt our ability to provide our solutions and significantly affect our reputation, relationships with media partners and advertisers, business and results of operations.
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
AI presents risks for the Open Internet. We use AI in our business, and challenges with efficiently adopting AI and properly managing its use could result in competitive harm, reputational harm, and legal liability, and adversely affect our results of operations.
Advancements in AI present opportunities and risks for our business, particularly within the context of the Open Internet. AI has the potential to alter the competitive dynamics of digital advertising by changing the way in which users access information and content. This change could reduce advertiser reliance on the Open Internet and in particular publishers, which in turn may negatively impact our business model. We are currently facing a changing ecosystem, including declining traffic trends on the traditional publisher side and shifts in user behavior due to the proliferation of generative AI tools, particularly their integration into major search engines and web browsers, which is causing a change in how users discover and consume content online. These tools can provide users with direct answers and AI-generated summaries, which has reduced their need to click through to original publisher websites. This trend of bypassing the traditional user journey to a publisher’s site has led to a decline in direct user traffic across the Open Internet. If we are unable to address disruptions such as these, adapt to evolving market expectations, or compete effectively with AI-driven ecosystems, our growth and market position could be adversely impacted.

Our business relies on the incorporation of machine learning and predictive AI solutions into our platform, offerings, services and features and these applications are becoming even more important in our operations. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be infringing, deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected and we may be subject to the risk of litigation. We have also announced that we are experimenting with various generative AI capabilities with the goal of automating and significantly enhancing platform functionality, ad variety and overall engagement. Generative AI, however, also presents various management risks, as well as emerging ethical issues, and if our use of AI becomes difficult to manage and/or controversial, we may experience brand or reputational harm, competitive harm, or legal liability. As a result of the complexity and rapid development of AI and generative AI, AI is the subject of evolving levels of review by various governmental and regulatory agencies in jurisdictions across the world, which are implementing and enforcing the applicable legal and regulatory frameworks, including, for example, the EU AI Act and other laws regarding the labeling and transparency of AI-generated content.
In addition, there have been numerous other laws and bills proposed at the U.S. federal, state and local level, as well as internationally, aimed at regulating the deployment or provision of AI systems and services. This includes the Colorado AI Act, which is the first U.S. state comprehensive law relating to the development and deployment of certain AI systems. The Colorado AI Act is currently scheduled to become effective on June 30, 2026, and, like the EU AI Act, provides for a regulatory risk-based framework. Other U.S. states have adopted or are considering similar laws regulating AI, creating a patchwork of state AI laws with which companies must comply absent any omnibus federal regulation. These or other jurisdictions may adopt similar or more restrictive laws and regulations that may restrict or hinder the use of AI technologies.
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
Adoption of AI tools by us and by our third-party vendors and service providers may increase the risk of errors, omissions, bias, unfair treatment or fraud in our services, which may adversely impact our results of operations or financial condition.
We have made, and expect to continue to make, investments to incorporate AI into our operations, and we also expect that our third-party vendors and service providers will increasingly develop and incorporate AI into their product offerings and services. The adoption and incorporation of these tools can lead to inaccuracy of output (often called “hallucinations”), concerns about explainability and transparency of the use of AI, bias and unfair treatment, unauthorized disclosure of confidential information or personal data, insufficient human oversight, intellectual property infringement, and non-compliance with applicable laws and regulations.
While we have implemented an AI governance framework, including risk assessments of internal and vendor AI solutions, due diligence, model validation and controls, and policies designed to promote responsible, secure and ethical use of AI, these controls, testing and auditing processes may not be sufficient to prevent all errors, bias, unfair treatment or fraud. Furthermore, given the rapid pace of adoption of these tools by vendors and service providers, we may not always be aware of the integration of new AI capabilities into third-party tools prior to their use in our environment, limiting our ability to assess the associated risks.
If we do not adequately manage the risks described above, we could experience reputational harm, ethical challenges, legal liability, regulatory findings or enforcement actions, financial losses, fines and other adverse impacts on our business. Additionally, if we do not have sufficient rights to use the data on which our AI tools rely, or to use the outputs of such tools (especially with respect to generative AI), we may incur liability through the violation of applicable privacy laws, or face claims of copyright infringement or breach of contract by third parties.
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
Further, our operations are vulnerable to damage or interruption from fires, natural disasters, terrorist attacks, power loss, telecommunications failures or similar catastrophic events, as well as service outages, technical failures, or configuration errors within the public cloud environments we utilize. If a data center or cloud region goes offline or experiences significant latency, we may attempt to transition to alternate facilities or regions; however, our service may be slowed or degraded, or certain features may become unavailable, until full operations are restored. We cannot assure you that future outages or provider-side service interruptions may not have significant adverse consequences to our business. Moreover, if for any reason our arrangement with one or more of our data center or cloud service providers is terminated, we could incur additional expenses and operational delays in migrating our infrastructure and data.
We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.
Our future success depends upon continued contributions from our employees, in particular our senior management team and other highly skilled personnel across our organization. From time to time, there may be changes in our senior management team, and such changes may be disruptive to our business. The loss of the services of any members of our senior management team, or our inability to attract and retain other key personnel, could impede, delay, or prevent the successful growth of our business. We do not maintain key person life insurance for any employee.
Our growth strategy also depends on our ability to expand and retain our organization with highly skilled personnel across all functions. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. Competition for such talent in our industry is intense across all our locations, particularly in New York City, where our headquarters are located, and in Israel, France and Slovenia, where we conduct the majority of our research and development activities. We may need to invest significant amounts of cash and equity and, therefore, may be impacted by our share price performance, to attract and retain employees. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives could be adversely impacted, and our business could be harmed.
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
We have implemented and expect to implement a number of internal policies, including our Code of Business Conduct and Ethics and policies including those related to security, AI, privacy and respectful behavior in the workplace and securities trading in order to promote and enforce ethical conduct and compliance with laws and regulations applicable to us. Compliance with these policies requires awareness and understanding of the policies and any changes therein by the parties to whom they apply. We may fail to effectively or timely communicate internal policies or changes therein to our employees, contractors, consultants or other associates, and such persons may otherwise fail to follow our policies for reasons beyond our control. We are exposed to the risk that our employees, contractors, consultants or other associates may engage in activity that is unethical, illegal or otherwise contravenes our internal policies or the laws and regulations applicable to us, whether intentionally, recklessly or negligently. It may not always be possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may be ineffective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including harm to our reputation and the imposition of significant fines or other sanctions, all of which could have a material adverse effect on our customer relationships, business, results of operations and financial condition.
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
•double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and
•with respect to the United States, changes in federal policy, including trade and tariff policies and tax policy, occur over time through policy and personnel changes following elections. As a result, we may be subject to executive orders and regulatory changes affecting various aspects of our operations. For example, the U.S. has imposed tariffs on Mexico, Canada, China, India, Japan and the E.U., and may impose further tariffs on other nations. In return, China has imposed retaliatory tariffs on the United States, and others may follow. Such changes in trade policy or the imposition of tariffs could have a material adverse effect on our customers’ advertising spend, which could have a material adverse effect on our business, results of operations, and financial condition.

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
At least 19 other U.S. states have been implementing similar privacy laws, such as Virginia, Colorado, Connecticut and Utah and we expect to see more states adopting privacy laws in the future. Any disparity between federal and state laws may add additional complexity, including a variation in requirements, restrictions, and potential legal risk, and may require additional investment in compliance programs, result in disjointed internal approaches to the collection and use of data as a result of state-based differences or impact strategies and availability of previously useful data.
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

In addition, there is increased focus on the self-regulatory mechanisms created to further compliance with these regulations. For example, the Internet Advertising Bureau (“IAB”) Transparency & Consent Framework (“TCF”) has been criticized for being inherently incompatible with GDPR. As a result, loss of confidence in such mechanisms and slow adoption rates of changes may undermine the viability of the TCF such that there is no industry standard for requesting and obtaining consent, all of which could negatively affect our business, results of operations, and financial condition. The UK Information Commissioner’s Office (“ICO”), the Irish Data Protection Commission and the French Commission Nationale de l’Informatique et de Libertés (“CNIL”) have investigated and continue to investigate the ad tech industry, including our partners and the use of cookies. For example, in November 2019, the ICO conducted an audit of the ad tech industry which ultimately included an investigation of Legacy Teads’ real-time bidding processes. In addition, in November 2024 the CNIL’s investigation team initiated an investigation into Outbrain and though the alleged infringements of data privacy law giving rise to the investigation remains unclear, there can be no assurance that action, including the imposition of sanctions or other penalties, will not be required as a result of such investigation.
Though GDPR is intended to harmonize privacy laws across the EEA, member state interpretations of the law continue to vary, making compliance increasingly complex. For example, France and Germany have adopted a strict approach to the dropping of any cookies without consent, even if cookies are used strictly for technical delivery and not for personalization. In addition, the European Data Protection Board has issued guidance under Article 5(3) which has adopted a strict interpretation of consent requirements. In addition to GDPR, in the European Union we are subject to national laws implementing the ePrivacy Directive (2002/58/EC), which regulate the use of cookies, tracking technologies, and electronic communications and are implemented and interpreted differently across member states, creating compliance complexity and potentially inconsistent obligations. The CJEU Fashion ID, Planet 49, Wirtschaftsakademie cases have driven increased attention to cookies and tracking technologies and impacted compliance requirements across the ecosystem, particularly when applied in conjunction with GDPR. Although we have developed technical solutions to comply with such cookie limitations, evolving interpretations of required limitations may result in unintended consequences with respect to our operations, such as inhibiting fraud prevention efforts or user experience. As more regulators (such as the German and French regulators) enforce a stricter approach regarding the use of cookies, we expect further system changes, limitations on the effectiveness of our advertising activities, and compliance requirements, which may adversely affect our margins, increase costs, and subject us to additional liabilities.
It is possible that CCPA (and other U.S. privacy laws), GDPR, UK GDPR and the ePrivacy Directive in Europe and related standards may be interpreted and applied in manners that are, or are asserted to be, inconsistent with our data management practices or the technological features of our solutions, and any failure to achieve required data protection standards may result in lawsuits, regulatory fines, or other actions or liability, all of which may harm our results of operations.
We may also face civil claims, including from privacy advocates who continue to call for scrutiny of the ad tech industry, or representative actions and class action litigation, some of which may be novel theories of how privacy laws might apply in our industry as a result of anachronistic or competing directives. For example, the Austrian online ePrivacy campaign group NOYB has filed several strategic complaints against major tech companies, alleging non-compliance with GDPR provisions. We have seen an increasing number of individual data subject requests and, in one instance, a filing of an action in the Belgian courts in an attempt to prohibit processing of data by us. The increasing number of these requests, claims and further industry scrutiny requires investment of resources and could result in reputational harm and significant damages or other liabilities.
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
In Europe, the Digital Services Act (EU) 2022/2065 (“DSA”) became enforceable in February 2024 and applies to digital services that connect consumers to goods, services, or content in the EEA. Although we have not been classified as a “very large online platform” under the DSA, we are still required to comply with the provisions of the DSA and/or support our partners’ compliance with the provisions of the DSA. The DSA, among other things, imposes stricter obligations on curbing harmful or unlawful content, such as implementing tools to automatically monitor, detect and take down illegal online content and implements a mechanism for users to easily flag content and to cooperate with “trusted flaggers” (such as NGOs). Sanctions under the DSA include fines of up to 6% of global turnover in the event of non-compliance and can lead to a ban on operating in the E.U. in cases of repeated serious breaches. A similar piece of legislation, the Online Safety Bill, is currently being discussed in the UK. In addition to the foregoing, a breach of the DSA could result in regulatory investigations, reputational damage, orders to cease/change our services, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. In addition, we may be required to indemnify media partners against claims with respect to our advertising content. Our advertisers may not have the ability to satisfy their indemnification obligations to us, in whole or in part, and pursuing any claims for indemnification may be costly or unsuccessful. As a result, we may be required to satisfy indemnification obligations to media partners, or claims against us, with our own assets.
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
Pursuant to GDPR, the UK GDPR and the ePrivacy Directive, media partners, advertisers and any partners are required to obtain unambiguous consent from EEA data subjects to process their personal data, which the industry has addressed through the release and widespread adoption of the IAB TCF. Because we do not have direct relationships with users, we rely on media partners, advertisers, and other partners, as applicable, to implement notice or choice mechanisms using industry-standard consent mechanisms and complying with requirements under applicable laws in respect of such consent mechanisms (for example, notifying users of our activities). In addition, we rely on our media partners, advertisers and partners, as applicable, to comply with applicable laws including to provide sufficient notice to users and transmit notifications of consent (or non-consent) after the user has interacted with a consent mechanism. We make reasonable efforts to enforce contractual requirements regarding notice and choice mechanisms, but, due to the nature and scale of our media partners, advertisers and partners, comprehensive, ongoing and systematic audits of all our media partners’, advertisers’ and other partners’ compliance with our recommended practices or with applicable laws and regulations are complex and impractical to execute. Where applicable, we may only use user data to deliver interest-based advertisements where we have consent. If media partners, advertisers, or partners do not follow the process (and in any event as the legal requirements in this area continue to evolve and develop), we (and they) could be subject to regulatory scrutiny, fines and liability. We may not have adequate insurance or contractual indemnity arrangements to protect us against any such claims or losses.
Evolving legislation and mechanisms governing the transfer of personal data from the EEA or the UK to the United States, introduce increased uncertainty and may require us to change our EEA/UK data practices and/or rely on an alternative legally sufficient compliance measure.

The GDPR and the UK GDPR generally prohibit the transfer of personal data of EEA/UK subjects outside of the EEA/UK, unless a lawful data transfer solution has been implemented or a data transfer derogation applies. In 2023, the E.U.-U.S. Data Privacy Framework (DPF) was adopted as the replacement mechanism for transfer of E.U. data to the US after the 2020 invalidation of the prior E.U.-U.S. Privacy Shield mechanism. The DPF is a voluntary certification program administered by the US Department of Commerce which requires companies to self-certify compliance with the DPF principles. Although we are certified under the DPF, this mechanism has faced legal scrutiny despite surviving its first legal challenge. Similar to the invalidation of the Privacy Shield, the invalidation of the DPF may impact our ability to transfer EEA/UK data to the United States.
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
From time to time, we are subject to legal proceedings, arbitration, and litigation claims, including those arising in connection with employment, competition, intellectual property, privacy or commercial matters. We also may be exposed to potential claims brought by third parties against us, our media partners or our advertisers. Such claims may allege, for example, that our advertisers’ recommendations (including the destination page reached) infringe the intellectual property or other rights of third parties, are false, deceptive, misleading or offensive, that the inventory we monetize consists of or is alleged to be invalid traffic, or that our advertisers’ products are defective or harmful. These matters have included, and may in the future include, disputes regarding alleged patent infringement and commercial disagreements involving traffic quality or payment obligations, the outcomes of which are uncertain and could result in financial liability.
Our regulatory compliance depends in part on our media partners’ and advertisers’ adherence to laws and regulations of multiple jurisdictions concerning copyright, trademark and other intellectual property rights, unfair competition, privacy and data protection, and truth in-advertising, and their use of our platform in ways consistent with users’ expectations. In general, we require our media partners and advertisers to comply with all applicable laws, including all applicable intellectual property, content, privacy and data protection regulations. We rely on contractual representations from media partners and advertisers that they will comply with all such applicable laws. We make reasonable efforts to enforce contractual notice requirements, but, due to the nature of our business, comprehensive, ongoing and systematic audits of all of our media partners’ and advertisers’ compliance with our recommended disclosures or with applicable laws and regulations are complex and impractical to execute. If our media partners or advertisers were to breach their contractual or other requirements in this regard, or a court or governmental agency were to determine that we, our media partners and/or our advertisers failed to comply with any applicable law, then we may be subject to potentially adverse publicity, damages and related possible investigations, litigation or other regulatory activity. While we generally seek indemnification from our partners, such indemnification may not be sufficient to cover our losses, may be disputed by the partner, or the partner may lack the financial resources to satisfy their indemnity obligations.
In addition, any perception that we, our media partners and/or our advertisers fail to comply with current or future regulations and industry practices may expose us to public criticism, collective redress actions, reputational harm or claims by regulators, which could disrupt our industry and/or operations and expose us to increased liability.
As a result of the above, we are involved from time to time in litigation, arbitration or governmental investigations, whether on our own, or involving or concerning our media partners or advertisers, including class action claims, or as third-parties required to comply with requests for information or subpoenas. As a result of such actions, we may become subject to significant liability, including claims for damages, financial penalties, and costs of compliance. Claims may be expensive to defend, divert management’s attention from our business operations, and affect the cost and availability of insurance, even if we ultimately prevail. If any of this occurs, it may have a material adverse effect on our reputation, business operations, financial position, competitive position and prospects.
We have in the past been, and may in the future be, be unable to obtain, maintain and protect our intellectual property rights and proprietary information, or prevent third parties from making unauthorized use of our intellectual property or claiming unauthorized use of their intellectual property.
Our intellectual property rights are important to our business. We rely on a combination of confidentiality clauses, trade secrets, copyrights, patents and trademarks to protect our intellectual property and know-how. However, the steps we take to protect our intellectual property may be inadequate. We have not in the past been, and may not in the future be, able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it has in the past been, and may in the future be, possible for unauthorized third parties, including our employees, consultants, service providers, media partners or advertisers, to copy our products and/or obtain and use information that we regard as proprietary. It may also be possible for such unauthorized third parties to create solutions and services that compete with ours. We cannot assure you that the steps taken by us will prevent misappropriation of our trade secrets or technology or infringement of our intellectual property. In addition, the laws of some foreign countries where we operate do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

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
In addition, the Company cannot be certain that its products and services do not and will not infringe or misappropriate the intellectual property rights of others. From time to time, the Company is subject to legal disputes and claims, including claims that its systems, processes, marketing, data usage or technologies infringe on the intellectual property rights of third parties. The Company may incur significant costs in defending against such claims and could also be required to indemnify its customers if they are sued by a third party for intellectual property infringement arising from materials that the Company has provided to the customers in connection with the provision of its products and services. The Company may not be successful in defending against such intellectual property claims, in which case it could lose valuable property rights, or in obtaining licenses or an agreement to resolve any intellectual property disputes.
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
Corporate sustainability risks could adversely affect the Company’s reputation, business and performance and the trading price of the Common Stock.
Companies are facing increasing scrutiny from investors, customers, governmental agencies, regulators and other stakeholders related to their corporate sustainability practices and disclosure. The nature, scope and complexity of matters that we must assess and report are constantly changing due to evolving governmental and investor expectations regarding reporting relating to climate change, diversity and inclusion, workplace conduct and human capital management. Significant expenditures and commitment of time by management, employees and consultants are involved in developing, implementing and overseeing policies, practices, additional disclosures and internal controls related to corporate sustainability risk and performance. An inability to implement such policies, practices, and internal controls and maintain compliance with laws and regulations, or a perception among stakeholders that our corporate sustainability disclosures and goals are insufficient, our goals are unattainable or are not an appropriate area of focus could harm our reputation and have an adverse impact on our business, financial condition or results of operations. Investors, investor advocacy groups and investment funds may focus on these practices, especially as they relate to the environment, climate change, diversity and inclusion, workplace conduct and human capital management. Any negative public perception resulting from evolving anti-corporate sustainability initiatives from the U.S. federal and/or certain state governments and other stakeholders could damage our reputation with investors, customers, employees and regulators. We may also face conflicting U.S. federal, state level and international requirements which could subject us to risk of non-compliance in one jurisdiction based on our compliance in another. Balancing evolving and potentially conflicting requirements related to climate change, diversity and inclusion (including those relating to recent executive orders from the U.S. presidential administration), workplace conduct and human capital management could take significant time and management resources. Increased corporate sustainability-related compliance costs could result in increases to our overall operational costs which could impact our profitability. Ultimately, any of the foregoing could have an adverse impact on our business, financial condition or results of operations.

Risks Related to Taxation
Our tax liabilities may be greater than anticipated.
The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation and are changing. We are subject to audit by the U.S. Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, use and hold our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations, and the value we ascribe to our intercompany transactions. Depending on how and when future earnings are repatriated, we may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and income taxes. Taxing authorities may challenge, and have challenged, our tax positions and methodologies for valuing developed technology or intercompany arrangements, positions regarding the collection of sales and use taxes, and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes.
In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. For example, the European Commission has proposed, and various jurisdictions have enacted or are considering enacting laws that impose separate taxes on specified digital services, which may increase our tax obligations in such jurisdictions. Digital services or other similar taxes could, among other things, increase our tax expense, create significant administrative burdens for us, discourage potential customers from subscribing to our platform due to the incremental cost of any such sales or other related taxes, or otherwise have a negative effect on our financial condition and results of operations. In addition, the Organization for Economic Cooperation and Development (“OECD”) is progressing on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. More than 140 countries tentatively signed on to a framework that imposes a minimum tax rate of 15%, among other provisions, and the European Union has adopted a Council Directive which requires these provisions to be transposed into member states’ national laws. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain.
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
We evaluate our ability to utilize deferred tax assets and our need for valuation allowances based on available evidence. This process involves significant management judgment regarding assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be utilized. In making this determination, we evaluate all positive and negative evidence as of the end of each reporting period. Future adjustments (either increases or decreases), to a deferred tax asset valuation allowance are determined based upon changes in the expected realization of the net deferred tax assets. The utilization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in carry-forward periods under the applicable tax law. Due to significant estimates used to establish a valuation allowance and the potential for changes in facts and circumstances, it is possible that we will be required to record adjustments to a valuation allowance in future reporting periods. Changes to a valuation allowance or the amount of deferred taxes could have a materially adverse effect on our business, financial condition and results of operations. Further, while we no longer plan to reinvest indefinitely our earnings from our foreign subsidiaries and have recorded a deferred tax liability related to the expected tax costs of repatriation, changes to our business, financial condition, or results of operations may necessitate changes in what earnings are considered indefinitely reinvested or how such earnings are repatriated in the future. Should we change our assertion regarding the permanent reinvestment of the undistributed earnings of certain of our foreign subsidiaries, our deferred tax liability may need to be revised.
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
Risks Related to the Securities Markets and Ownership of the Common Stock
The trading price of the shares of our Common Stock has been, and is likely to continue to be, volatile, and purchasers of our Common Stock could incur substantial losses.
Technology stocks historically have experienced high levels of volatility. The trading price of our Common Stock has fluctuated significantly and may continue to do so. These fluctuations have caused and could cause you to incur further substantial losses, including all of your investment in our Common Stock. Factors that could cause fluctuations in the trading price of our Common Stock include the following:
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
In addition, if the market for technology stocks, the stock of digital advertising companies, or the stock market in general experiences a loss of investor confidence, the trading price of our Common Stock could decline for reasons unrelated to our business, results of operations, or financial condition. The trading price of our Common Stock might also decline in reaction to events that affect other companies in the digital advertising industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If litigation is instituted against us, we could incur substantial costs and divert management’s attention and resources.
In addition, although we are not currently prioritizing the use of cash for share repurchases, any repurchases pursuant to current or future share repurchase programs could affect our stock price and increase its volatility. The existence of such a program could also cause our stock price to be higher than it would be in the absence of the program and could potentially reduce the market liquidity for our Common Stock. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares. Although share repurchase programs are generally intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce their effectiveness. Furthermore, these programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be commenced, suspended, or discontinued at any time; any such suspension or discontinuation could cause our stock price to decline.
If securities or industry analysts publish unfavorable research or reports about our business, or if they cease coverage of our Company, our stock price and trading volume could continue to decline.
The trading market for our Common Stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. Analysts have in the past, and may in the future, downgrade our shares, change their opinion of our business prospects, or publish inaccurate or unfavorable research about our business, which has led to, and could continue to lead to, a decline in our share price. Furthermore, if securities or industry analysts cease coverage of the Company, as has occurred in the past, or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to further decline.
Sales of substantial amounts of our Common Stock in the public markets, or the perception that they may occur, could cause the market price of our Common Stock to decline or continue to decline.
The market price of our Common Stock has declined and may further decline as a result of substantial sales of Common Stock, or the potential for such sales by our directors, executive officers and significant stockholders. Such price pressure may also result from a large number of shares of Common Stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.
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
We maintain the following certifications: ISO 27001, ISO 27017, ISO 27032, TISAX and PCI-DSS SAQ A-EP. We use COBIT, or Control Objectives for Information Technologies, as a framework for risk management and to manage various controls as required by ISO 27001, 27017 and 27032 standards.
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
Cybersecurity Governance
Board Oversight
Our Board considers cybersecurity risk as a critical part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program and receives quarterly reports from management regarding our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as certain other incidents that have lesser impact potential. The full Board also receives briefings from management on our cyber risk management program, including from our Chief Technology Officer (CTO), Chief Information Security Officer (CISO), internal security staff or external experts.

Management Implementation
Our Risk Committee, which includes our CEO and other members of management, meets quarterly as part of the Company’s enterprise risk management program, with cybersecurity being the most significant area of review and reporting. Our security team, including our Governance Risk and Compliance lead (GRC) and CISO, is responsible for assessing and managing our risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Leaders of the cybersecurity team hold multiple industry-recognized cybersecurity certifications (such as CISO, CCSK, CSTP, CSMP and Advanced Auditors for ISO 27001 certifications) and together have decades of experience, including academic, industry, and government cyber experience, as well as advanced degrees specializing in computer science and data privacy. The cybersecurity team actively pursues and maintains industry standard certifications including but not limited to the above.
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
Item 2. Properties
Our corporate headquarters is located in New York, NY, U.S., where we occupy approximately 23,000 square feet under a lease agreement expiring in April 2034.

We maintain principal technology development centers in Netanya, Israel and Montpellier, France. These facilities are primarily utilized for technology and development and, to a lesser extent, for general administration and sales and marketing. To support our global operations, we also maintain primary hubs in Paris, France; London, England; and Ljubljana, Slovenia, which serve as primary administrative, commercial, and technology centers.

In addition to our aforementioned principal hubs, we lease various office spaces for sales and marketing and general administration across North America, EMEA, and Asia. In certain circumstances, we may have space that we sublet to third parties, depending upon our needs in particular locations.

We believe that our current facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any expansion of our operations.
See Note 8 to the accompanying audited consolidated financial statements for additional information regarding our leases.
Item 3. Legal Proceedings
Information with respect to this item may be found in Note 11 in the accompanying notes to the audited consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Report, under “Legal Proceedings and Other Matters,” which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Common Stock trades on The Nasdaq Stock Market LLC under the “TEAD” ticker symbol.
Holders of Record
As of February 28, 2026, there were approximately 85 holders of record of the Common Stock. The actual number of the Company’s stockholders is greater than this number of record holders, which does not include stockholders who are the beneficial owners of shares that are held of record by brokers and other nominee holders.
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
The below table sets forth the repurchases of the Common Stock for the three months ended December 31, 2025:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
October 2025	175	$1.63	—	$6,615
November 2025	535	$0.73	—	$6,615
December 2025	11,692	$0.61	—	$6,615
TOTAL	12,402		—
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

Stock Performance Graph
The following graph compares the cumulative total stockholder return on an initial investment of $100 in the Common Stock between July 23, 2021 (our initial trading day) and December 31, 2025, with the comparative cumulative total return of an investment of such amount in (i) the NASDAQ Composite Index (IXIC), (ii) the NASDAQ Internet Index, and (iii) the Russell 2000 Index (RUT) over the same period. We have not paid any cash dividends. Therefore, the total return calculation for us is solely based on the change in the price of the Common Stock, whereas the data for the comparative indices assumes reinvestment of dividends. The graph assumes the closing market price on July 23, 2021 of $20.00 per share as the initial value of the Common Stock. The returns shown below are based on historical results and are not necessarily indicative of, nor intended to forecast, potential future stock price performance. The graph is not deemed “filed” with the SEC and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

180
160
140
120
100
80
60
40
20
0
7/23/21
9/30/21
12/31/21
3/31/22
6/30/22
9/30/22
12/31/22
3/31/23
6/30/23
9/30/23
12/31/23
3/31/24
6/30/24
9/30/24
12/31/24
3/31/25
6/30/25
9/30/25
12/31/25
Teads Holding Co.
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
Business Overview
Acquisition of Teads
On February 3, 2025, Outbrain Inc. (“Outbrain”) completed its acquisition (the “Acquisition”) of TEADS, a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Legacy Teads”). The consideration paid at the closing of the Acquisition was approximately $900 million, comprising a cash payment of $625 million, subject to certain customary adjustments, and 43.75 million shares of the Company’s common stock, $0.001 par value per share. Following the closing, Altice Teads S.A. owned approximately 46.6% of the Company’s issued and outstanding Common Stock. Effective June 6, 2025, Outbrain changed its corporate name to Teads Holding Co. (“Teads”). Effective June 10, 2025, Teads’ shares started trading on The Nasdaq Stock Market LLC under the trading symbol TEAD.
In this Annual Report on Form 10-K (this “Report”), the consolidated financial statements of the Company include the results of operations for Legacy Teads from February 3, 2025 through December 31, 2025. We are presenting the results of predecessor Outbrain’s operations as of and for the year ended December 31, 2024, which do not include the financial position or results of operations of Legacy Teads as of and for the year ended December 31, 2024.
Throughout this Report, except where otherwise stated or indicated by context, references to the “Company,” “we,” “our,” or “us” are to Teads together with its consolidated subsidiaries, references to “Outbrain” are to our predecessor Outbrain, and references to “Legacy Teads” are to TEADS prior to its acquisition by Outbrain.
General
The Company is a leading omnichannel advertising platform focused on driving outcomes for brand and performance advertisers across screens. The Company is headquartered in New York, New York with various wholly-owned subsidiaries, including in Europe, the Middle East and Asia.
The Company was initially formed as Outbrain in Delaware in 2006. Effective June 6, 2025, following the Acquisition, the Company changed its corporate name to Teads.
We operate a two-sided marketplace, which creates a scaled end-to-end advertising solution. We have direct relationships with both (i) global advertisers including Fortune 500 brands, agency holding companies, and small-to-medium sized businesses, and (ii) media owners spanning premium publishers to connected TV (“CTV”), application developers and other existing and emerging content platforms. We generate revenue from advertisers purchasing media owner inventory through our platform.
Our platform is designed to enable advertisers to not only reach their audiences across the digital advertising ecosystem — from web, to CTV, to app environments — but to drive desired outcomes from those audiences at each step of the marketing funnel. These outcomes include completed views, post-click engagement, brand uplift, sign-ups, sales, and more. Leveraging our expansive and often exclusive media inventory across platforms, we believe we provide a more connected consumer experience across the digital advertising ecosystem. Our solution is designed to directly address some of the largest challenges in the advertising industry today — including inefficient supply chains and fragmentation, the threat to publisher page views from generative artificial intelligence (“AI”), quality and scale of inventory, and the ability to correlate advertising investment to concrete business outcomes. For advertisers and their agencies, we offer a single access point to scaled audiences across premium, curated media environments, with technology solutions that drive outcomes from branding to performance. For media owners, we provide both sustainable, year-round advertising revenue and technology solutions to more deeply engage and retain audiences.
The following is a summary of our performance for the years ended December 31, 2025 and 2024, which incorporates the results of operations for Legacy Teads from February 3, 2025 through December 31, 2025:
•Our revenue was $1,300.5 million in 2025, compared to $889.9 million in 2024. Revenue for 2025 included net favorable foreign currency effects of approximately $15.5 million, and increased $395.1 million, or 44.4%, on a constant currency basis, compared to the prior year period.
•Our gross profit was $429.1 million and our gross margin was 33.0% in 2025, compared to gross profit of $192.1 million and gross margin of 21.6% in 2024.
•Our Ex-TAC Gross Profit(1) was $529.7 million in 2025, compared to $236.1 million in 2024.
•Our net loss was $517.1 million, or (120.5)% of gross profit in 2025, compared to net income of $0.7 million, or (0.4)% of gross profit in 2024. Net loss for 2025 included non-cash impairment charges related to goodwill and intangible assets of $367.7 million, pre-tax acquisition-related costs of $28.9 million relating to the Acquisition, and restructuring charges of $15.3 million (as defined below).
•Our Adjusted EBITDA(1) was $93.4 million in 2025, compared to $37.3 million in 2024. Adjusted EBITDA(1) was 17.6% and 15.8% of Ex-TAC Gross Profit(1) in 2025 and 2024, respectively.
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
On February 3, 2025, we completed the Acquisition for an aggregate closing day consideration of approximately $0.9 billion, including $625 million in cash, subject to certain customary adjustments, and 43.75 million shares of Common Stock. Following the closing, the Seller owned approximately 46.6% of the Company’s issued and outstanding shares of Common Stock (based on the amount of issued and outstanding shares of Common Stock as of December 31, 2024) and continues to own this approximate percentage as of the filing date of this Report. We believe that the Acquisition created one of the largest Open Internet advertising platforms, which is differentiated by our ability to drive outcomes for awareness, consideration, and performance objectives, across CTV, web and mobile applications.
For the year ended December 31, 2025, we recorded Acquisition and integration costs of approximately $28.9 million. See Note 2 to the accompanying audited consolidated financial statements for additional information on the Acquisition.
2025 Restructuring Plans
During the fiscal year ended December 31, 2025, the Company initiated two distinct restructuring plans to streamline operations and align its cost structure with its strategic priorities.
Acquisition Integration Plan (February 2025)

On February 3, 2025, in connection with the completion of the Acquisition, the Company announced a restructuring plan (the “Plan”), as part of its efforts to streamline operations and reduce duplication of roles. The Plan involved a reduction in workforce of approximately 15%. The actions associated with the employee restructuring under the Plan were initiated in February 2025, were implemented in large part in the second quarter of 2025 and were substantially completed in the third quarter of 2025. The Company incurred pre-tax charges totaling $9.6 million in 2025, primarily consisting of severance and other related payments.
Strategic Restructuring Plan (December 2025)
Subsequently, on December 3, 2025, the Company commenced a broader strategic restructuring plan (the “Strategic Plan”) intended to reduce operating costs, improve operating margins and advance the Company’s commitment to profitable growth. The Strategic Plan involves a reduction of the Company’s global workforce by approximately 10%.
We estimate that we will incur approximately $8.0 million to $12.0 million in charges in connection with the Strategic Plan, substantially all of which are expected to be future cash expenditures. These charges consist primarily of notice period and severance payments and employee benefits. We recognized approximately $5.7 million of these charges in the fourth quarter of 2025 and expect to incur the remainder primarily in the first half of 2026.
We expect the Strategic Plan to result in annualized savings of approximately $35.0 million to $40.0 million when fully implemented. We expect the actions associated with the Strategic Plan to be substantially complete in the first half year of 2026, subject to local law and consultation requirements.
Actual charges and the timing of the estimated savings associated with the Strategic Plan may differ materially from our assumptions due to a number of factors, including local labor law requirements and the outcome of consultation processes in Europe and other jurisdictions.
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
Subsequently, on February 3, 2025 (the “Credit Facilities Closing Date” or “Acquisition Closing Date”), in connection with the completion of the Acquisition, the Company and our wholly-owned subsidiary, OT Midco Inc. (“Midco”), entered into a credit agreement (the “Credit Agreement”) among the Company, Midco, the additional borrowers party thereto from time to time, Goldman Sachs Bank USA, as sole administrative agent and swingline lender, U.S. Bank Trust Company, National Association, as the collateral agent, and the lenders, issuing banks and arrangers party thereto from time to time. The Credit Agreement provided for (a) a super senior secured revolving credit facility in an aggregate principal amount of $100.0 million (the “2025 Revolving Facility”) and (b) a senior secured bridge term loan credit facility in an aggregate principal amount of $625.0 million (the “Bridge Facility” and, together with the 2025 Revolving Facility, the “Credit Facilities”). See the “Liquidity and Capital Resources” section below and Note 9 to the accompanying audited consolidated financial statements for additional information regarding the Credit Facilities. On the Credit Facilities Closing Date, Midco borrowed $625 million in aggregate principal amount under the Bridge Facility (the “Bridge Loans”). The proceeds of the Bridge Loans were used to finance the consideration for the Acquisition and to pay related transaction fees, costs and expenses. The 2025 Revolving Facility may be used for working capital and other general corporate purposes of the Company and its subsidiaries.
Further, on the Credit Facilities Closing Date, in connection with the entry into the Credit Agreement described above, the Company terminated the Second Amended and Restated Loan and Security Agreement, dated as of November 2, 2021, by and among the Company, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, Zemanta Holding USA Inc. and Zemanta Inc.
Senior Secured Notes
On February 11, 2025, Midco completed a private offering (the “Offering”) of $637.5 million in aggregate principal amount of 10.000% senior secured notes due 2030 (the “Notes”) at an issue price of 98.087% of the principal amount thereof in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). See the “Liquidity and Capital Resources” section below and Note 9 to the accompanying audited consolidated financial statements for additional information regarding the Notes.

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
Impairment of vi
In March 2025, in connection with the post-merger integration of the newly acquired Legacy Teads business, we made a decision to discontinue the video product offering associated with our prior acquisition of video intelligence AG. Accordingly, during the twelve months ended December 31, 2025, we recorded impairment charges totaling $15.5 million to fully write off the associated intangible assets and capitalized software, as further described in Note 5 and 6 to the accompanying audited consolidated financial statements.
Goodwill Impairment
In the fourth quarter of 2025, we completed our annual goodwill impairment test for the Company, as a single reporting unit, in accordance with ASC 350, Intangibles - Goodwill and Other (“ASC 350”). During the same period, a sustained decline in our stock price resulted in a significant reduction in our market capitalization, indicating that a potential impairment existed under ASC 350. We estimated the reporting unit’s fair value using a combination of income and market approaches. Based on this assessment, which incorporated current macroeconomic conditions, long‑term growth and margin expectations, and elevated discount rates, we concluded that the carrying amount of the reporting unit exceeded its estimated fair value. As a result, we recorded a non‑cash goodwill impairment charge of $352.1 million for the twelve months ended December 31, 2025.
The impairment charge does not affect our cash flows, liquidity, or compliance with debt covenants, nor does it impact our ability to execute our operating or investment plans. We will continue to monitor the reporting unit’s performance and relevant market conditions in future periods and will perform additional impairment testing if events or changes in circumstances indicate that it is more likely than not that the reporting unit’s fair value is below its carrying amount, as further described in Note 5 to the accompanying audited consolidated financial statements.

Conditions in Israel
Many of our employees, including certain members of our management team and the Board, operate from our offices in Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region directly affect our business and operations. Following the October 7, 2023 attacks by Hamas terrorists on Israel’s southern border, Israel declared war against Hamas and since then, Israel has been involved in military conflicts with Hamas, Hezbollah (a terrorist organization based in Lebanon) and Iran, both directly and through proxies like the Houthi movement in Yemen and armed groups in Iraq and other terrorist organizations. Additionally, following the fall of the Assad regime in Syria, Israel has conducted limited military operations targeting the Syrian army, Iranian military assets and infrastructure linked to Hezbollah and other Iran-supported groups. Although certain cease-fire agreements have been reached with Hamas and Lebanon (with respect to Hezbollah), and some Iranian proxies have declared a halt to their attacks, there is no assurance that these agreements will be upheld. Military activity and hostilities continue to exist at varying levels of intensity, and the situation remains volatile, with the potential for escalation into a broader regional conflict involving additional terrorist organizations and possibly other countries. Also, the fall of the Assad regime in Syria may create geopolitical instability in the region.
In June 2025, direct hostilities broke out between Israel and Iran, involving significant missile and drone strikes exchanged between the two countries. This escalation and other regional events have heightened regional instability and increased security risks across Israel. These events have resulted in significant travel restrictions, facility closures and shelter-in-place orders, including remote work measures, in various locations, and may further impact critical infrastructure, supply chains, and the broader Israeli economy. In October 2025, a cease-fire was brokered between Israel and Hamas. However, we cannot predict if and to what extent this cease-fire will remain in effect or be upheld.
More recently, in February 2026, hostilities between Israel and Iran escalated again. In late February 2026, Israel, together with the U.S., conducted a major joint military campaign involving air and missile strikes against targets in Iran. These actions triggered a broad Iranian response and contributed to significant regional instability. The situation remains highly fluid, and we are unable to predict when, or on what terms, this escalation will be resolved.
The draft of Israeli military reservists, as well as the evacuation of Israeli citizens from areas near conflict zones have adversely affected our employees impacted by such actions. In addition, future government-imposed restrictions and precautions in response to such conflicts may negatively impact our employees, management and directors by interrupting their ability to effectively perform their roles and responsibilities. In addition, further hostilities involving Israel, could lead to damage to facilities and infrastructure, increased cyber attacks, the interruption or curtailment of trade between Israel and its trading partners, and/or the willingness to do business with companies with operations in Israel. Furthermore, macroeconomic indications of the deterioration of Israel’s economic standing as reflected in the downgrading of Israel’s credit rating by rating agencies (such as Moody’s, S&P Global and Fitch) could adversely affect our business, financial condition and results of operations and could make it more difficult for us to raise capital. The intensity and duration of the conflict between Israel and Hamas and the sustainability of the related cease-fire, the conflict involving Israel, the U.S., Iran and surrounding nations, as well as the conflicts with Hezbollah and other terror organizations and Iran and other countries are difficult to predict and we are continuing to monitor the situation and assessing its potential impact on our business.
We cannot attribute the impact of the current trends in advertising demand to any particular factor, including the conditions in Israel, and cannot predict the impact if the war continues or escalates further. See Item 1A “Risk Factors” included in this Report for more information regarding certain risks associated with the conditions in Israel.
Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in this Report, we have identified the following important factors that could impact our future financial performance or condition:
Following the Acquisition, we faced operational challenges in returning to growth while implementing the complex integration of two similarly scaled companies. In response, during the second half of 2025, we restructured our go-to-market organization and implemented several measures related to our organizational leadership, structure and processes. These changes have resulted in measurable improvements in leading indicators. We are seeing an increase in new business-generating meetings, a growing pipeline, and a shift in the trajectory of cross-sell revenue. Despite this progress in early-stage metrics, the impact of these improvements on revenue is nascent and has been influenced by factors such as macroeconomic volatility, increased competition, advertiser volatility, and agency relationships in certain geographies and verticals.
We are facing a changing ecosystem, including declining traffic trends on the traditional publisher side of the Open Internet and increased competition on the demand side. The proliferation of generative AI tools, particularly their integration into major search engines and web browsers, is causing a shift in how users discover and consume content online. These tools can provide users with direct answers and AI-generated summaries which has reduced their need to click through to original publisher websites. This trend of bypassing the traditional user journey to a publisher’s site has led to a decline in direct user traffic. For a representative segment of our premium publisher partners, we have observed this trend result in an approximate 10% to 15% decline in paid page views. A reduction in traffic to our media partners directly decreases the inventory of advertising impressions available for us to monetize which has affected and continues to affect our revenue and results of operations.
Our legacy Outbrain DSP business also experienced headwinds, including from the clean-up of underperforming supply partners and other quality control changes. These changes had a meaningful impact, with a small but impactful number of customers reducing their spend on our platform year over year.
During the third quarter, we engaged an external consulting firm to conduct a comprehensive review of our business to identify opportunities to restore growth and improve profitability. This review provided analysis and specific implementation plans regarding the rationalization of our business portfolio, our operational and organizational structure, and potential further efficiencies, which were converted into detailed execution plans, including the Strategic Plan announced in December 2025 and the realignment of our commercial and product teams around distinct growth pillars.
Macroeconomic Environment
General worldwide economic conditions have experienced significant instability, as well as volatility and disruption in the financial markets, resulting from factors including geopolitical tensions, including the effects of the Russia-Ukraine and Israel-Hamas conflicts (and the uncertainty regarding the sustainability of the related cease-fire), the conflict involving Israel, the U.S., Iran and surrounding nations, general unrest in Europe, regional instability in Venezuela, instability in the Middle East following the collapse of the Assad regime in Syria, as well as other geopolitical tensions and uncertainties, tariffs and trade wars, new and proposed legislation or government shutdowns in the U.S., general economic uncertainty, inflation, fluctuations in U.S. and global interest rates, recessionary concerns, bank failures or volatility in the financial services sector, currency exchange rate fluctuations, global supply chain disruptions, and labor market volatility. The global economy is also experiencing heightened uncertainty in part due to market reactions to changes in tariff policies, which have the potential to further exacerbate inflationary pressures, with the duration of any such impact remaining uncertain. These conditions have negatively impacted our advertisers and, as a result, our business and could, if they continue or worsen further, adversely impact us in the future, including if our advertisers were to reduce or further reduce their advertising spending as a result of any of these factors. We continue to monitor our operations, and the operations of those in our ecosystem (including media partners, advertisers, and agencies), but these conditions make it difficult for us, our media partners, advertisers, and agencies to accurately forecast and plan future business activities and they could cause a further reduction or delay in overall advertising demand and spending or impact our advertisers’ ability to pay, any of which would negatively impact our business, financial condition, and results of operations.
Factors Affecting Our Business
Advertiser Retention and Growth
Our growth is partially driven by retaining and expanding the amount of spend by advertisers on our platform and by acquiring new advertisers. Our total addressable market includes top, middle, and bottom of the marketing funnel, which allows us to attract diverse, premium demand. We view our full-funnel offering of both branding and performance capabilities as an opportunity to increase advertiser and agency spend on our platform. We invest in our relationships with agencies, both on a local and global basis, aligning on mutually beneficial service level agreements, and building products that help to solve their goals and streamline their operations. In addition, our joint business partnerships (“JBPs”) with large enterprise brands represent a significant overall portion of our revenue and are strategic for driving advertiser retention and growth.
We continually invest in enhancements to our platform that allow advertisers to drive concrete business outcomes and ROAS. In particular, we are expanding our use of AI to automate manual tasks in campaign setup and optimization, while enhancing advertiser creative and overall performance. We also support advertisers with developing creative ads across formats, as a value added service to our advertisers.
Advertiser budgets and pricing on our platform fluctuate from period to period for a variety of reasons, including advertiser-specific cycles and preferences, quality of performance and ROAS, supply and demand balance, macroeconomic conditions, and seasonality. In order to grow our revenue and Ex-TAC Gross Profit and maximize value for our advertisers and media partners, our focus as a business is on driving business outcomes and ROAS for advertisers.
For the year ended December 31, 2025, tens of thousands of unique advertisers were active on our owned and operated platforms, in addition to the thousands of advertisers who access the platform through programmatic partnerships.

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
Our relationships with our media partners are typically long-term and strategic in nature, providing us with valuable ad inventory, often on an exclusive basis. Our top 20 media partners leveraged our platform for an average of 7 years (based on 2025 revenue).
Our growth depends on media partners’ ability to drive traffic to their sites, apps or other properties. The proliferation of social media properties, streaming services and other platforms, as well as the adoption of AI have negatively impacted and may continue to negatively impact the growth of key segments of our media partners, namely digital publishers. At the same time, the trends in user engagement create new opportunities and further needs from the media partners for our solutions to engage users and enhance monetization.
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
Fundamentally, we plan to continue to make our platform available for media partners on all types of devices and platforms and evolve our business to apply our technology to the most popular methods of media consumption, such as CTV environments including HomeScreen advertising placements.
Examples of environments in which content consumption is expected to grow include CTV, online video, mobile in-app environments, and within Large Language Models (“LLMs”) interfaces. Our omnichannel outcomes platform enables advertisers to not only reach their audiences across the broad digital advertising ecosystem — from web, to CTV, to app environments — but to drive outcomes from those audiences at each step of the marketing funnel.
The development and deployment of new ad formats and further penetrating new and growing environments, allow us to better serve advertisers who seek to target and engage consumers at scale. We believe this continues to open and grow new types of advertiser demand, while ensuring relevance of the environments in which we operate.
User Engagement and Driving Desired Outcomes
Driving outcomes is a key pillar of our platform that drives value for media partners and advertisers. Our AI prediction engine manages this dynamic, matching consumers with editorial and advertiser experiences that will deliver desired outcomes across the digital advertising ecosystem.
The ability to deliver on outcomes for our media partners and advertisers is driven by several factors, including enhancements to our AI prediction engine, growth in the breadth and depth of our data assets, the size and quality of our content and advertising index, user engagement, new media partners, expansion on existing media partners and expansion to new media environments and formats. As we expand and invest, we are able to further maximize our efficacy across different screens and devices, support brands effectively across the lifecycle of their needs, and collect and connect more data and, as a result, continually improve our prediction engines, which drives better results for our advertiser and media owner partners.

Investment in Our Technology and Infrastructure
Innovation is a core tenet of our Company and our industry. The dynamic and continuously evolving nature of the digital advertising ecosystem will be significantly impacted by the use of AI in further driving innovative new technologies and solutions. We plan to continue our investments in our people, our technology, and moreover our people’s use of AI in order to retain and enhance our competitive position. For example, improvements to our AI prediction engine or use of additional data signals, helps us deliver more relevant ads, driving higher user engagement, thereby improving ROAS or other desired outcomes for advertisers and increasing monetization for our media partners.
We believe in the transformative power of AI in shaping the future of sustainable media, and we are powered by our deep expertise in using predictive AI technology for years to empower both media owners and advertisers in their businesses. We leverage predictive AI in a manner designed to enable media owners to increase their revenues and connect with audiences on their own platforms. We use machine learning to predict consumer interest and propensity to convert ads to sales. Our technology has developed into a robust AI machine learning system and is largely homegrown by our Research and Development team. One of the strongest long-term levers in our business is the continuous improvement of our algorithms and the data sets our algorithms learn from. Our direct integrations across our media partners’ properties provide us with a large volume of proprietary first-party data, including context, user interest and behavioral signals. The more data points we have, the better we believe our advertisers’ ROAS and yield potential can be.
Our dynamic placement optimization and ad serving technology dynamically adjusts both the arrangement and the formats of content delivered to a user, depending on the user’s preferences and a media partner’s key performance indicators, designed to provide a tailored and engaging experience. We continue to invest in media partner and advertiser focused tools, technology, and products as well as privacy-centric solutions.
Industry Dynamics
Demand for Outcomes Across the Funnel
Our business depends on the overall demand for digital advertising, on the continuous success of our current and prospective media partners, and on general market conditions. Digital advertising is a rapidly growing industry, with growth that has outpaced the growth of the broader advertising industry. Content consumption continues to evolve, requiring media owners to adapt in order to successfully attract, engage and monetize their consumers. As audiences are increasingly engaged across digital media platforms, and as more purchase data is created, collected, integrated and analyzed digitally, advertisers are increasingly able to leverage sophisticated measurement and attribution solutions in order to optimize their advertising spend across the marketing funnel. As a result, advertisers are increasingly shifting spend away from legacy media offerings towards data-based solutions, driven by performance-centric metrics. We believe that our strength in delivering engagement and clear outcomes for advertisers, from high-impact branding to lower-funnel performance, built on our proprietary AI prediction engine, aligns well with the ongoing market shift towards increased accountability and expectations of ROAS from digital advertising spend.
The Role of AI in Content and Personalization
AI is revolutionizing content creation, distribution, and personalization; automating tasks like video editing, image recognition, and language translation. AI-powered systems are also improving content delivery, helping media platforms suggest relevant movies, shows, articles, and advertisements to consumers. This is especially important at a time when advertisers increasingly anticipate measurable results from their digital advertising investments. We believe that our experience in this space enables us to more nimbly capitalize on the opportunities for media owners and advertisers to leverage AI and automation to engage consumers and optimize their business goals. For additional information regarding our strategic approach to these technologies, see “Item 1. Business—Industry” and “Item 1A. Risk Factors” included in this Report.
Generative AI and Search Trends
At the same time, the proliferation of generative AI tools, particularly their integration into major search engines and web browsers, is causing a shift in how users discover and consume content online. These tools can provide users with direct answers and AI-generated summaries, which has reduced their need to click through to original publisher websites. This trend of bypassing the traditional user journey to a publisher’s site could lead to a significant decline in direct user traffic. A reduction in traffic to our media partners directly decreases the inventory of advertising impressions available for us to monetize, which has affected, and could in the future have a significant effect on, our revenue and results of operations. For additional information regarding the impact of these trends and the related risks to our business, see “Item 1. Business—Industry” and “Item 1A. Risk Factors” included in this Report.

Regulatory and Platform Changes
Regulators across most developed markets are increasingly focused on enacting and enforcing user privacy rules as well as exerting tighter oversight on the major “walled garden” platforms. Industry participants have recently been, and likely will continue to be, impacted by changes implemented by platform leaders, such as Apple’s change to its Identifier for Advertisers policy and Google’s evolving roadmap pertaining to the use of third-party cookies within its Chrome web browser. See “Item 1. Business—Industry”, “Item 1. Business—Regulatory Environment”, and “Item 1A. Risk Factors” included in this Report for additional information regarding changing industry dynamics with respect to industry participants and the regulatory environment.
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
Definitions of Financial and Performance Measures
Revenue
We generate revenue primarily from advertisers who purchase media inventory from us to deliver digital advertising across a broad range of environments, including web, mobile app, online video, and CTV. Advertisers buy media through our platform using multiple buying models, including cost‑per‑click (“CPC”), cost‑per‑thousand impressions (“CPM”), video completion‑based pricing, and other outcome‑based formats.
Revenue is recognized when an advertisement is delivered or when the specified outcome—such as an impression, click, completed video view, or other measurable event as defined in the contract—occurs. The nature of the outcome depends on the campaign objective and the applicable pricing model.
In most arrangements, we act as the principal in the transaction because we control the advertising inventory before it is transferred to the advertiser. In these cases, we recognize revenue on a gross basis for the amount billed to the advertiser. In certain arrangements, where we do not control the advertising inventory prior to transfer, we act as an agent and recognize revenue on a net basis.
Our revenue is impacted by the level of advertiser demand for our products and by the volume, quality, and performance of available advertising inventory. Demand fluctuates based on macroeconomic conditions, seasonal advertising patterns, campaign performance, brand and performance marketing budgets, and advertiser ROAS expectations. As advertisers achieve their desired ROAS on our platform, they may increase budgets or expand usage of our full‑funnel solutions over time.
We continue to expand and introduce new platform features that are adopted by our advertisers, expand our omnichannel capabilities, extend our reach to more CTV, video offerings, and other inventory and add additional customers whose businesses may have different underlying business models.
Our agreements with advertisers provide them with considerable flexibility to modify their overall budget, price (cost-per-click, cost-per-impression), and the ads they wish to deliver on our platform, which can impact the timing and amount of revenue recognized.

Traffic Acquisition Costs
We define traffic acquisition costs (“TAC”) as amounts owed to media partners for the purchase of inventory. We incur costs with our media partners, which may be publishers, third-party intermediaries, or other parties such as original equipment manufacturers, in the period in which certain actions, such as click-throughs, impressions or views occur. Such costs due to media partners are based on the media partners’ contractual revenue share, programmatic bidding or guaranteed minimums based on certain media partner conditions. In some circumstances, we incur costs based on a guaranteed minimum payment, which may be based on either impressions, page views or a fixed amount if the partner reaches certain performance targets, in exchange for guaranteed placement on specified portions of the media partners’ online properties. As such, traffic acquisition costs may not correlate with fluctuations in revenue, as our costs may remain fixed even with a decrease in revenue. Traffic acquisition costs also include amounts payable to media partners whose supply is purchased programmatically.
Other Cost of Revenue
Other cost of revenue consists of costs related to the management of our data centers, hosting fees, data connectivity costs, research and insight costs, and depreciation and amortization. Other cost of revenue also includes the amortization of capitalized software that is developed or obtained for internal use associated with our revenue-generating technologies and amortization of intangible assets.
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
Impairment of Intangible Assets. Impairment of intangible assets primarily consist of impairments of long-lived assets and capitalized software associated with the discontinuance of the video product offering associated with vi during the first quarter of 2025.

Goodwill Impairment. Goodwill impairment represents a non‑cash charge resulting from a decline in the estimated fair value of goodwill recognized from prior acquisitions, including the Acquisition. This charge does not reflect ongoing operating performance and is excluded from certain financial and performance measures.
Restructuring Charges. Restructuring charges include non‑recurring severance and related costs incurred in connection with (i) the workforce reduction announced following the Acquisition in February 2025, and (ii) the strategic restructuring plan initiated in December 2025 to streamline operations and reduce costs. These charges are not reflective of ongoing operating performance and are excluded from certain financial and performance measures.

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
Interest Expense. Interest expense consists of interest and fees on the Bridge Facility drawn and repaid during the first quarter of 2025, interest on our Notes, the Overdraft Facility (as defined below) assumed in the Acquisition, our revolving credit facilities, our previously outstanding convertible notes, and amortization of the related discount and deferred financing fees. Interest expense may increase if we incur any borrowings under our 2025 Revolving Facility or if we enter into new debt facilities or finance lease arrangements.
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

Results of Operations
We have one operating segment, which is also our reportable segment. The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2025	2024
	(In thousands)
Consolidated Statements of Operations:
Revenue	$1,300,461	$889,875
Cost of revenue:
Traffic acquisition costs	770,799	653,731
Other cost of revenue	100,610	44,042
Total cost of revenue	871,409	697,773
Gross profit	429,052	192,102
Operating expenses:
Research and development	43,554	37,010
Sales and marketing	277,340	96,931
General and administrative	124,145	70,057
Impairment of intangible assets	15,614	—
Goodwill impairment	352,130	—
Restructuring charges	15,288	742
Total operating expenses	828,071	204,740
Loss from operations	(399,019)	(12,638)
Other income (expense)
Gain on repurchase of long-term debt	1,225	8,782
Interest expense	(75,135)	(3,649)
Other (expense) income and interest income, net	(4,755)	9,209
Total other (expense) income, net	(78,665)	14,342
(Loss) income before provision for income taxes	(477,684)	1,704
Provision for income taxes	39,386	2,415
Net loss	$(517,070)	$(711)

Other Financial Data:
Research and development as % of revenue	3.3%	4.2%
Sales and marketing as % of revenue	21.3%	10.9%
General and administrative as % of revenue	9.5%	7.9%

Ex-TAC Gross Profit (1)	$529,662	$236,144
Adjusted EBITDA (1)	$93,374	$37,300
______________________
(1)Ex-TAC Gross Profit and Adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most comparable U.S. GAAP financial measures.
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenue
Revenue increased $410.6 million, or 46.1%, to $1,300.5 million for the twelve months ended December 31, 2025, compared to $889.9 million for the twelve months ended December 31, 2024. Revenue for 2025 included net favorable foreign currency effects of approximately $15.5 million, and increased $395.1 million, or 44.4%, on a constant currency basis, compared to the prior year period.

Our reported increases in revenue for the twelve months ended December 31, 2025 were primarily attributable to incremental revenues from the Acquisition of $517.2 million, offset in part by lower revenues of $106.6 million from the legacy Outbrain business. The decline in legacy Outbrain revenue was primarily driven by lower ad impressions from certain media partners and reduced revenue from select legacy products. See “Non-GAAP Reconciliations” for information regarding the constant currency measures provided in this discussion and below to supplement our reported results.

Cost of Revenue and Gross Profit
Traffic acquisition costs — Traffic acquisition costs increased $117.1 million, or 17.9%, to $770.8 million in 2025, compared to $653.7 million in the prior year period. Traffic acquisition costs for 2025 included net unfavorable foreign currency effects of approximately $13.5 million, and increased $103.6 million, or 15.8%, on a constant currency basis, compared to the prior year period.
The increase was primarily attributable to $214.3 million incurred in connection with the Acquisition, offset in part by a $97.2 million decrease in traffic acquisition costs related to Outbrain, which was consistent with the decline in Outbrain revenues during the period. As a percentage of revenue, traffic acquisition costs decreased year over year, primarily reflecting the revenue mix impact of the Acquisition and lower traffic acquisition costs associated with the Outbrain business.
Other cost of revenue — increased $56.6 million, or 128.4%, to $100.6 million in 2025, compared to $44.0 million in the prior year period. The increase was primarily attributable to $53.6 million of the other cost of revenue associated with the Acquisition and includes costs incurred from the Acquisition date onward. The remaining increase primarily reflected higher operating and infrastructure‑related costs associated with supporting the expanded business and integration costs following the Acquisition.
Gross profit — increased $237.0 million, or 123.3%, to $429.1 million in 2025, compared to $192.1 million in 2024. Gross profit for 2025 included net favorable foreign currency effects of approximately $1.9 million, and increased $235.0 million, or 122.4%, on a constant currency basis, compared to the prior year period.

The increase was primarily attributable to $249.3 million associated with the Acquisition, offset in part by a $12.3 million decrease related to Outbrain, primarily reflecting lower revenues during the twelve months ended December 31, 2025.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit increased $293.5 million, or 124.3%, to $529.7 million in 2025, from $236.1 million in 2024. Ex-TAC Gross Profit for 2025 included net favorable foreign currency effects of approximately $1.9 million, and increased $291.6 million, or 123.5%, on a constant currency basis, compared to the prior year period.
The increase was primarily attributable to $302.9 million associated with the Acquisition, offset in part by a $9.4 million decrease related to Outbrain, primarily reflecting lower revenues during the twelve months ended December 31, 2025.
Operating Expenses

Operating expenses increased by $623.3 million, or 304.5%, to $828.1 million in 2025, from $204.7 million in 2024. The reported increase was primarily attributable to the impact of the Acquisition, including acquisition and integration costs, impairment charges of goodwill and intangible assets during the twelve months ended December 31, 2025.
The components of operating expenses are discussed below:
Research and development expenses — increased $6.5 million in 2025 compared to the prior year period. The increase was primarily driven by $15.0 million of research and development expenses attributable to the Acquisition and includes costs incurred from the Acquisition date onward. This increase was partially offset by a $8.5 million decrease in R&D expenses within the Outbrain business, reflecting compensation and contractor cost reductions following restructuring actions and efforts to centralize certain R&D activities and processes after the Acquisition.
Sales and marketing expenses — increased $180.4 million in 2025 compared to the prior year period. The increase was primarily attributable to $182.1 million of sales and marketing expenses associated with the Acquisition and includes costs incurred from the acquisition date onward. Sales and marketing expenses within the Outbrain business decreased modestly during the period, primarily reflecting lower compensation and commission costs following restructuring actions implemented in connection with the Acquisition.

General and administrative expenses — increased $54.1 million in 2025 compared to the prior year period. The increase was primarily attributable to $32.3 of million general and administrative expenses incurred in connection with the Acquisition and includes costs incurred from the Acquisition date onward. The remaining increase was primarily driven by higher non‑compensation expenses within the Outbrain business, including transaction and post‑merger integration costs, increased professional fees, and higher tax expenses. These increases were partially offset by lower compensation‑related costs following restructuring and headcount reductions implemented in connection with the Acquisition.
Impairment of intangible assets — were $15.6 million for the twelve months ended December 31, 2025, and were largely attributable to the full impairment of the carrying values of the definite-lived intangible assets associated with our previously acquired vi business, in connection with our decision to discontinue the related video product offering as part of our post-merger integration following the Acquisition (see Notes 5 and 6 to the accompanying audited consolidated financial statements for additional information).
Goodwill impairment — The Company recorded a non‑cash goodwill impairment charge of $352.1 million during 2025. There was no goodwill impairment charge in the prior year period. The impairment was recorded based on a quantitative goodwill impairment assessment performed. The charge primarily related to goodwill recognized in connection with the Acquisition (see Note 5 to the accompanying audited consolidated financial statements for additional information).
Restructuring charges —increased $14.5 million in 2025 compared to the prior year period. The increase was primarily attributable to termination-related costs associated with two workforce reduction actions under the Company’s strategic restructuring plans, which were announced on February 3 and December 3, 2025 (see Note 3 to the accompanying audited consolidated financial statements for additional information).
Other Income (Expense)
Gain on repurchase of long-term debt — In June 2025, we completed the repurchase of $9.3 million aggregate principal amount of the Notes for approximately $8.0 million in cash, including accrued interest, representing a discount of approximately 17% to the principal amount of the repurchased Notes. As a result, we realized a pre-tax gain of approximately $1.2 million within other income in our consolidated statements of operations for the twelve months ended December 31, 2025. During the twelve months ended December 31, 2024, we recorded a pre-tax gain of approximately $8.8 million in connection with our repurchase of the remaining $118.0 million aggregate principal amount of Convertible Notes in September 2024.
Interest expense — increased $71.5 million to $75.1 million for the twelve months ended December 31, 2025, from $3.6 million for the twelve months ended December 31, 2024. This increase was primarily driven by $59.7 million of interest expense on the Notes, including interest and amortization of the related discount and deferred financing fees, as well as $13.3 million of fees and interest related to the Bridge Facility, which was drawn to finance the cash portion of the Acquisition consideration and subsequently repaid with the proceeds from the Notes in February 2025. These increases were partially offset by reduced interest expense of $2.5 million due to the repurchase of the previously outstanding Convertible Notes.
Other (expense) income and interest income, net — decreased $14.0 million to net other expense of $4.8 million for the twelve months ended December 31, 2025, compared to net other income of $9.2 million for the twelve months ended December 31, 2024. This decrease was primarily attributable to increased foreign currency losses of $12.3 million resulting from the remeasurement of transactions denominated in currencies other than the functional currencies and lower investment income of $5.0 million.
Provision for Income Taxes
Provision for income taxes was $39.4 million in 2025, compared to $2.4 million in 2024. The increase in 2025 was primarily due to an increase in valuation allowance and a new liability related to unremitted foreign earnings recorded in 2025, partially offset by anticipated foreign branch tax credits recorded in 2025, lower tax rates in certain foreign jurisdictions in 2025, and a pre-tax loss in 2025 as compared to pre-tax income in 2024. Our effective tax rate was (8.2)% in 2025 compared to 141.7% in 2024, primarily due to the limited pre-tax income in 2024 magnifying the impact of certain unfavorable tax rate reconciling items such as non-deductible costs in 2024 as compared to 2025, partially offset by an increase in valuation allowance coupled with a pre-tax loss in 2025.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the U.S., with certain provisions of the OBBBA effective in 2025 and others becoming effective in 2026 and beyond. The OBBBA amends U.S. tax law including provisions related to bonus depreciation, interest deduction limitations, research and development, and foreign derived intangible income. The OBBBA provisions did not have a material impact on the Company’s total tax benefits or expense for the period ended December 31, 2025 but will result in lower cash taxes due to a favorable change to the U.S. interest expense limitation regime, which allowed for more interest to be deducted in 2025 rather than carried forward into future years. The Company will continue to evaluate discretionary elections available and other provisions effective in 2026.
As of December 31, 2025, the Company has recorded a valuation allowance against its net deferred tax assets in several jurisdictions, most notably in the U.S. In accordance with ASC 740, the Company considered all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. Evidence considered by the Company included (but was not limited to): an analysis of cumulative income or loss in the three year period ended December 31, 2025, permanent differences in computing taxable income such as global intangible low-taxed income (“GILTI”) and Subpart F income in the U.S., any contemplated restructuring or planning, and a scheduling of future sources of income.
As of December 31, 2025, we are in a three-year cumulative loss position in the U.S. Under applicable accounting guidance, a cumulative loss in recent years represents significant, objective evidence that is difficult to overcome. After weighing all the evidence, we determined that the weight of the objective negative evidence outweighed the positive evidence and have recorded an increase to the valuation allowance against U.S. federal and state deferred tax assets.
As of each reporting date, the Company will continue to consider existing evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. It is possible that the valuation allowance could change in the next 12 months.
The Company has evaluated the potential impact of the Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two Global Minimum Tax framework, which introduces a global minimum tax rate of 15% for multinational enterprises. Legislation enacted in numerous countries as of December 31, 2025 had an immaterial impact on the Company’s 2025 results. Further, in January 2026, the OECD issued further administrative guidance introducing a side-by-side framework under Pillar Two that would exclude U.S.-parented groups from certain Pillar Two provisions in recognition of existing U.S. minimum tax rules. The Company will continue to monitor legislative developments but does not anticipate any material impact on its consolidated financial statements at this time.
A provision enacted as part of the 2017 Tax Cuts & Jobs Act requires companies to capitalize certain research and experimental expenditures for tax purposes in tax years beginning after December 31, 2021. As a result, as of December 31, 2025, the Company’s U.S. federal net operating losses have been fully utilized, with the exception of those subject to the annual limitation provided for in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which resulted in higher cash taxes and lower effective tax rate due to a deduction related to foreign-derived intangible income.
The Company’s previously undistributed earnings of foreign subsidiaries are no longer indefinitely reinvested due to current U.S. funding needs. Therefore, in 2025, an incremental deferred tax liability of $8.4 million was recorded for withholding tax and other income taxes due upon future distribution of earnings. The Company will evaluate opportunities to distribute earnings in a tax-efficient manner to minimize cash tax while achieving its liquidity and capital allocation objectives.
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
Net Loss
As a result of the foregoing, we recorded net loss of $517.1 million in 2025, as compared to net loss of $0.7 million in 2024.
Adjusted EBITDA
Our Adjusted EBITDA increased $56.1 million to $93.4 million in 2025 from $37.3 million in 2024, largely driven by the Acquisition. Our Adjusted EBITDA for 2025 included net unfavorable foreign currency effects of approximately $4.4 million. See “Non-GAAP Reconciliations” for the related definitions of Adjusted EBITDA and reconciliations to our net income (loss).

Non-GAAP Reconciliations
Because we are a global company, the comparability of our operating results is affected by foreign exchange fluctuations. We calculate certain constant currency measures and foreign currency impacts by translating the current year’s reported amounts, reflecting only our organic performance and excluding the impact of new acquisitions during the year, into comparable amounts using the prior year’s exchange rates. All constant currency financial information being presented is non-GAAP and should be used as a supplement to our reported operating results. We believe that this information is helpful to our management and investors to assess our operating performance on a comparable basis. However, these measures are not intended to replace amounts presented in accordance with U.S. GAAP and may be different from similar measures calculated by other companies.
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
These non-GAAP financial measures are defined and reconciled to the corresponding U.S. GAAP measures below. These non-GAAP financial measures are subject to significant limitations, including those identified below. In addition, other companies in our industry may define these measures differently, which may reduce their usefulness as comparative measures. As a result, this information should be considered as supplemental in nature and is not meant as a substitute for revenue, gross profit, net loss or net cash provided by operating activities presented in accordance with U.S. GAAP.
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
The following table presents the reconciliation of Ex-TAC Gross Profit to gross profit, the most directly comparable U.S. GAAP measure, for the periods presented:

	Year Ended December 31,
	2025	2024
	(In thousands)
Revenue	$1,300,461	$889,875
Traffic acquisition costs	(770,799)	(653,731)
Other cost of revenue	(100,610)	(44,042)
Gross profit	429,052	192,102
Other cost of revenue	100,610	44,042
Ex-TAC Gross Profit	$529,662	$236,144
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before gain on repurchase of long-term debt; interest expense; other expense (income) and interest income, net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation, and other nonrecurring income or expenses that we do not consider indicative of our core operating performance, including, but not limited to acquisition and integration costs, restructuring, and impairment charges. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period.

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
The following table presents the reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for the periods presented:

	Year Ended December 31,
	2025	2024
	(In thousands)
Net loss	$(517,070)	$(711)
Gain on repurchase of long-term debt	(1,225)	(8,782)
Interest expense	75,135	3,649
Other expense (income) and interest income, net	4,755	(9,209)
Provision for income taxes	39,386	2,415
Depreciation and amortization	66,720	19,479
Stock-based compensation	13,710	15,461
Acquisition and integration costs	28,931	14,256
Restructuring charges	15,288	742
Impairment of intangible assets	15,614	—
Goodwill impairment	352,130	—
Adjusted EBITDA	$93,374	$37,300

Net loss as % of gross profit	(120.5)%	(0.4)%
Adjusted EBITDA as % of Ex-TAC Gross Profit	17.6%	15.8%
_________________________

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
The following table presents the reconciliation of free cash flow to net cash provided by operating activities.

	Year Ended December 31,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$7,606	$68,561
Purchases of property and equipment	(5,608)	(7,380)
Capitalized software development costs	(17,148)	(9,913)
Free cash flow	$(15,150)	$51,268
Direct acquisition costs	21,119	3,991
Adjusted free cash flow	$5,969	$55,259

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
As of December 31, 2025, our available liquidity was as follows:

December 31, 2025
(In thousands)
Cash and cash equivalents (1)	$128,223
Short-term investments	10,476
2025 Revolving Facility (2)	40,000
Total	$178,699
__________________________
(1) As of December 31, 2025, approximately $25.0 million of our cash and cash equivalents was held outside of the United States by our non-U.S. subsidiaries. In 2025, we also recognized $8.4 million of deferred tax liabilities associated with the expected tax consequences of future distributions of foreign earnings, including amounts related to cash and cash equivalents held outside the United States.
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

Additional wholly-owned subsidiaries of the Company organized in certain jurisdictions may become borrowers under the 2025 Revolving Facility from time to time. The Credit Facilities are senior secured obligations of the Company, Midco and the Credit Facilities Guarantors (as defined in Note 9 to the accompanying audited consolidated financial statements), provided, that, with respect to the application of proceeds from enforcement or distressed disposals of collateral, the 2025 Revolving Facility will rank super senior to other senior secured indebtedness of the Company, Midco and the Credit Facilities Guarantors, including the Bridge Facility.
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
As of December 31, 2025, the Company was in compliance with all related financial covenants and had no borrowings outstanding under the Credit Agreement. Under the terms of the Credit Agreement, because our senior secured net leverage ratio exceeded the maximum threshold as of December 31, 2025, our available borrowing capacity was limited to $40.0 million (representing 40% of the facility limit) to maintain compliance with the springing financial covenant. See Note 9 to the accompanying audited financial statements for additional information related to terms, conditions and covenants.

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
Debt Obligations
The following table presents our debt obligations as of December 31, 2025. We had no borrowings outstanding as of December 31, 2024.

December 31, 2025
(In thousands)
10% Senior Secured Notes (1)	$628,226
Debt discount	(10,364)
Unamortized debt issuance costs	(12,749)
Total long-term debt	605,113
Short-term debt (€15 million) (2)	17,595
Total debt	$622,708
___________________________________
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
On June 17, 2025, we completed the repurchase of $9.3 million aggregate principal amount of the Notes for $8.0 million in cash, including accrued interest, representing a discount of approximately 17% to the principal amount of the repurchased Notes. As a result, we recorded a pre-tax gain of $1.2 million within other income in our consolidated statements of operations for the twelve months ended December 31, 2025.

The Notes are guaranteed, jointly and severally on a secured, unsubordinated basis by the Company and each existing and future wholly-owned subsidiary of the Company that becomes a borrower, issuer or guarantor under the 2025 Revolving Facility. The Notes are also secured by first-priority lien over (i) all or substantially all assets of OT Midco, Outbrain and Teads Australia PTY Ltd, a subsidiary of Outbrain in Australia, and (ii) certain assets of some of the other direct and indirect subsidiaries of Outbrain in England and Wales, Canada, Germany, Mexico, Singapore, Switzerland, Luxembourg, Japan, Italy, France and Israel.
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
(2) Upon the close of the Acquisition, the Company’s new French subsidiary has an overdraft short-term credit facility with HSBC (the “Overdraft Facility”), which provides Teads France with a revolving line of credit of up to €15 million at a 3-month Euro Interbank Offered Rate (“EURIBOR”), plus a margin of 1.8%, payable quarterly in arrears. This facility may be used to fund general working capital needs of Teads France. Borrowings under the Overdraft Facility are subject to a commission fee of 0.035% per annum, and a facility fee of 1.25% per annum. There are no financial covenants relating to the Overdraft Facility.
See Note 9 to the accompanying audited consolidated financial statements for additional information relating to our debt obligations.
Share Repurchases
On December 14, 2022, our Board approved a new stock repurchase program, authorizing us to repurchase up to $30 million of our Common Stock, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The repurchase program may be commenced, suspended, or terminated at any time at our discretion without prior notice. There were no shares repurchased under the stock repurchase program during the twelve months ended December 31, 2025. During the twelve months ended December 31, 2024, we repurchased 1,410,001 shares with a fair value of $5.8 million under the repurchase program. As of December 31, 2025, the remaining availability under our $30 million share repurchase program was $6.6 million.
In addition, we periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of our equity incentive plans and the underlying award agreements. During 2025 and 2024, we withheld 207,573 shares and 162,157 shares, respectively, with a fair value of $0.6 million and $0.8 million, respectively, to satisfy the minimum employee tax withholding obligations.

Capital Expenditures and Capitalized Software Development Costs
Our cash flow used in investing activities included capital expenditures and capitalized software development costs. Our capital expenditures were $5.6 million in 2025 and we currently anticipate capital expenditures of between $3 million and $5 million in 2026, primarily related to servers, computing equipment, and other related infrastructure. Actual amounts may vary from these estimates.
Our capitalized software development costs were $17.1 million in 2025 and we currently expect capitalized software development costs to be between $20 million and $27 million in 2026. These investments primarily relate to our continuing development of products and technologies to drive positive results for our customers, including infrastructure to support increased AI and machine‑learning workloads, and the development of internal software designed to streamline operations and support the scaling of our centralized platform capabilities. Actual amounts may vary from these estimates.
Other Contractual Cash Obligations
The following table presents our non-cancelable purchase commitments as of December 31, 2025.

	Payments Due by Period
	Total	2026	2027	2028	Thereafter
	(In thousands)
Non-cancelable purchase commitments (1)	141,283	58,650	43,940	35,235	3,458
___________________
(1)Non-cancelable purchase commitments include data service contracts and other hosting agreements, network services, technology and IT costs, research and insight costs, and other costs to maintain our platform, and exclude individually and collectively immaterial non‑cancelable commitments. See Note 11 to the accompanying audited consolidated financial statements for additional information relating to non-cancelable purchase commitments.
Uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, we have excluded $27.1 million related to uncertain tax positions, including accrued interest and penalties as of December 31, 2025. See Note 10 to the accompanying audited consolidated financial statement the additional information.
Long-term Debt and interest expense. We have $628.2 million of senior secured notes outstanding, with no principal repayment due until February 15, 2030. The senior secured notes have future interest payments of approximately $62.8 million in each of 2026 through 2029, and $31.4 million in 2030. See Note 9 to the accompanying audited consolidated financial statements for additional information relating to our debt obligations.
Operating lease obligation. The Company also has future operating lease obligations, which are included in the maturities of the Company’s lease liabilities under operating leases in Note 8 to our accompanying audited consolidated financial statements.
Other Commercial Commitments. In the ordinary course of business, we enter into agreements with certain media partners under which, in some cases, we agree to pay a guaranteed amount—generally tied to page views, placements, or other inventory-based metrics. These arrangements could result in losses on individual media partner accounts when guaranteed amounts exceed the revenue ultimately generated. Contract terms typically range from one to several years. See Note 11 to our accompanying audited consolidated financial statements.
Cash Flows
The following table summarizes the major components of our net cash flows for the periods presented:

	Year Ended December 31,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$7,606	$68,561
Net cash (used in) provided by investing activities	(554,184)	67,153
Net cash provided by (used in) financing activities	585,335	(117,702)
Effect of exchange rate changes	1,218	634
Net increase in cash, cash equivalents and restricted cash	$39,975	$18,646

Operating Activities
Net cash provided by operating activities was $7.6 million for 2025, compared to $68.6 million for 2024, representing a decrease of $61.0 million year over year. The decrease was driven primarily by changes in operating assets and liabilities, which provided $7.1 million of cash in 2025, compared with $42.3 million in 2024, resulting in an unfavorable year‑over‑year change of $35.2 million. This reduced contribution was primarily attributable to lower payables and accrued liabilities, higher cash lease payments, and a lower contribution from accounts receivable and other current assets. In addition, net income after non-cash adjustments decreased $25.8 million in 2025 compared to 2024. This decrease was in large part due to one-time expenses associated with the Acquisition and related post‑Acquisition integration activities, as well as one‑time costs associated with the Company’s two restructuring plans that took place during 2025.
Our adjusted free cash flow decreased $49.3 million to $6.0 million in 2025 from $55.3 million in 2024, primarily driven by lower operating cash flow, adjusted for payments of direct Acquisition costs, offset in part by increased capitalized software development costs. Free cash flow and adjusted free cash flow are supplemental non-GAAP financial measures. See “Non-GAAP Reconciliations” for the related definition and a reconciliation to net cash provided by operating activities.
Investing Activities
Net cash used in investing activities was $554.2 million for 2025, compared to net cash provided of $67.2 million for 2024 representing a year‑over‑year decrease of $621.3 million. The change was primarily driven by $598.3 million increase in cash used for the Acquisition (cash consideration paid, net of cash acquired), a $17.8 million decrease in net proceeds from sales and maturities of marketable securities under our investment program (net of purchases), and a $5.5 million increase in cash used for capital expenditures and capitalized software development costs, compared to 2024.
Financing Activities
Cash provided by financing activities increased to $585.3 million for 2025, compared with net cash used of $117.7 million for 2024, an overall increase of $703.0 million. The change was primarily driven by $625.3 million of net proceeds from debt issuances related to the Acquisition, after repayment of the Bridge Loan. In addition, financing cash flows benefited from $102.1 million in lower long‑term debt repayments and $6.0 million in reduced share repurchases during the year. These increases were partially offset by debt financing related costs payments of $31.0 million incurred for the Acquisition during 2025.
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
Revenue Recognition
The determination of whether our revenue should be reported on a gross or net basis requires judgment. In most arrangements, we act as principal because we control the specified advertising inventory before it is transferred to the advertiser. This control includes the ability to monetize and direct the use of the inventory and being primarily responsible for delivery. As a result, we recognize revenue on a gross basis, with amounts payable to media partners recorded as traffic acquisition costs within cost of revenue. In arrangements where we do not control the specified inventory prior to transfer, we act as agent and recognize revenue on a net basis.
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
Our performance stock units (“PSUs”) granted in 2023 have a service condition, as well as a performance condition. Such awards vest over a period of three years, subject to the employee’s continued employment and satisfaction of certain pre-established performance targets based on our financial metrics, up to a maximum of 100% of the PSUs granted. The fair value of these awards was determined based on the closing price of the Common Stock at the date of grant and expense was recognized ratably during the 3-year performance period, based on our expectation of attaining the performance targets. Cumulative expense adjustments were reflected whenever there was a change in expected achievement of the performance condition. Following completion of the performance period at December 31, 2025, these shares are scheduled to vest in the first quarter of 2026.
In June 2024 and 2025, we granted market-based PSU awards to our senior executives and other key employees, which are earned subject to achievement of specified stock price hurdles for 20 days out of a 30-trading day window during the 3-year performance period, as well as continued employment through the quarterly vesting dates over a 3-year period. The number of shares that are eligible to vest range from 0% to 100% of the number of PSUs granted based on achievement of the specified stock price hurdles, with half of our CEO’s 2024 PSU award subject to vesting based on two additional above-target stock price hurdles.
In June 2025, the Company also granted relative total shareholder return (“TSR”) PSU awards with vesting dependent on the Company’s TSR relative to the market performance of the designated peer group. The performance achievement for the relative TSR awards is measured based on the actual performance against the relative TSR goals measured over the period beginning with the date of grant through the end of each calendar year in the 3-year performance period, subject to employee’s continuing employment through the annual settlement dates of the vested awards. The number of shares that are eligible to vest range from 0% to 150% of the relative TSR awards granted, depending on the Company’s relative TSR ranking based on pre-established goals, subject to interpolation between applicable performance levels.
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
In June 2025, the Company granted PSU awards with vesting dependent on achievement of specified financial metrics measured over the life of the award, but with the total number of potential PSUs to be earned to be determined based on the achievement of specified financial metrics measured over the first year of the performance period. The fair value of these awards was determined based on the closing price of the Common Stock at the date of grant and expense was recognized ratably during the 3-year performance period, based on our expectation of attaining the performance targets. Cumulative expense adjustments were reflected whenever there was a change in expected achievement of the performance condition.
Business Combinations
The Company accounts for business combinations using the acquisition method in accordance with ASC 805, Business Combinations. Under this method, the Company identifies the accounting acquirer and the acquisition date and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests at their acquisition‑date fair values. The Company allocates the purchase price to identifiable assets acquired based on their estimated fair values at Acquisition date, which requires management to use key assumptions, including estimates of future revenue, customer attrition rates, and a discount rate.

Goodwill is measured as the excess of the consideration transferred, including the fair value of any contingent consideration, over the fair value of the identifiable net assets acquired. Identifiable intangible assets are recognized separately from goodwill and measured at fair value. Acquisition‑related costs are expensed as incurred.

If the accounting for a business combination is incomplete as of the reporting date, provisional amounts are recorded and adjusted during the measurement period when new information about facts and circumstances that existed as of the acquisition date becomes available. Measurement‑period adjustments are recognized in the period in which they are determined, with a corresponding adjustment to goodwill. Changes in deferred tax assets and liabilities, valuation allowances or uncertain tax positions that qualify as measurement‑period adjustments are recorded as adjustments to goodwill; all other income tax effects are recognized in income tax expense.
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
As of December 31, 2025, we are in a three-year cumulative loss position in the U.S. Under applicable accounting guidance, a cumulative loss in recent years represents significant, objective evidence that is difficult to overcome. After weighing all the evidence, we determined that the weight of the objective negative evidence outweighed the positive evidence and have recorded an increase to the valuation allowance against U.S. federal and state deferred tax assets.
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
We have not made any material changes in the accounting methodology used to account for income taxes during the past three fiscal years. Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future. Other than those potential impacts, we do not believe there is a reasonable likelihood that there will be a material change in tax-related balances.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Under ASC 350, goodwill impairment testing is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds fair value.
During the fourth quarter of 2025, a sustained decrease in our stock price resulted in a significant decline in our market capitalization, which we determined to be a triggering event indicating that a potential impairment existed. As a result, we conducted a quantitative goodwill impairment test during the fourth quarter of 2025 and estimated the fair value of our single reporting unit using a combination of an income approach (discounted cash flow model) and a market approach (guideline public company method). The discounted cash flow model requires key assumptions including projected revenue growth, and a discount rate reflective of market and company‑specific risk factors. Under the market approach, the Company considered valuation multiples of publicly traded companies operating in similar markets to develop a market‑participant–based indication of fair value. The Company evaluated the relevance and comparability of guideline companies and applied market‑participant considerations in assessing the market approach results.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both in the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include foreign exchange, interest rate, inflation and credit risks. Foreign Currency Risk
Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates related to our operations and intercompany transactions. Our primary foreign currency exposures are to the Euro, the New Israeli Shekel, and the British Pound Sterling, among other currencies. Our operating expenses are generally denominated in the currencies in which our operations are located. Foreign currency fluctuations may impact the remeasurement of balances that are denominated in currencies other than the functional currencies of our subsidiaries. In addition, changes in the U.S. Dollar against the currencies of the countries in which we operate may impact our operating results, as further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Beginning on February 3, 2025, our consolidated results of operations include Legacy Teads following the Acquisition. As a result, our foreign currency exposure increased, including incremental exposure to the Euro and other foreign currencies. The quantitative sensitivity analysis below reflects our consolidated foreign currency exposure as of December 31, 2025, including Legacy Teads. Accordingly, the sensitivity analysis is not directly comparable to the prior year period, which did not include Legacy Teads; however, we believe this presentation is more meaningful as it reflects our current and expected future foreign currency risk profile.
During the year ended December 31, 2025, we recognized a one-time goodwill impairment charge related to certain foreign subsidiaries. This charge was attributable to entity-specific factors and is not indicative of our ongoing foreign currency market risk. Accordingly, the quantitative sensitivity analysis below excludes the impact of this one-time goodwill impairment and is intended to illustrate the potential impact of hypothetical changes in foreign currency exchange rates on our recurring operating results.
The effect of a hypothetical 10% increase or decrease in our weighted-average exchange rates on our revenue, cost of revenue, and operating expenses denominated in foreign currencies would result in a $0.9 million unfavorable or favorable change to our operating loss for the year ended December 31, 2025.
The sensitivity analysis above is based on a hypothetical movement in foreign currency exchange rates applied to our foreign currency-denominated revenues and expenses and does not consider the impact of foreign exchange movements on the translation of non-income statement balances, including the net assets of foreign subsidiaries. The analysis also does not consider the impact of future changes in our foreign currency exposure resulting from acquisitions, dispositions, or changes in business mix. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Notes 2, “Acquisition,” and 5, “Goodwill and Intangible Assets,” to the consolidated financial statements for additional discussion of the acquisition and the goodwill impairment.
We periodically evaluate the currencies to which we are exposed and may enter into foreign currency forward exchange contracts from time to time to manage our foreign currency risk and reduce the potential adverse impact of movements in exchange rates on our non-U.S. dollar-denominated operations.
Interest Rate Risk
Our exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States and abroad. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents of $128.2 million, our investments in marketable securities of $10.5 million under our investment program, and any current or future borrowings under our credit facilities. Our investments in marketable securities consist of U.S. Treasuries, U.S. government bonds, commercial paper, and U.S. corporate bonds, all maturing within one year. The primary objectives of our investment program are focused on achieving maximum returns within our investment policy parameters, while preserving capital and maintaining sufficient liquidity. We plan to actively monitor our exposure to the fair value of our investment portfolio in accordance with our policies and procedures, which include monitoring market conditions, to minimize investment risk.

A 100-basis point change in interest rates as of December 31, 2025 would result in a change in the fair value of our investment portfolio of less than $0.1 million. Since our debt investments are classified as available-for-sale, the unrealized gains and losses related to fluctuations in market volatility and interest rates are reflected within accumulated other comprehensive loss within stockholders’ equity in our consolidated balance sheets.
There have been no amounts outstanding under our new $100 million 2025 Revolving Facility pursuant to our Credit Agreement entered into in February 2025, or under our prior revolving credit facility with Silicon Valley Bank. However, as part of the Acquisition, we assumed the Overdraft Facility which had outstanding borrowings of $17.6 million as of December 31, 2025. The Overdraft Facility carries a variable rate of interest based on the three-month EURIBOR plus a margin of 1.8%.
Long-term debt recorded on our consolidated balance sheet as of December 31, 2025 relates to our Notes with a carrying value of $605.1 million, which bear a fixed rate of interest. There was no long-term debt outstanding as of December 31, 2024.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Teads Holding Co.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Teads Holding Co. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Legacy Teads during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, Legacy Teads’ internal control over financial reporting associated with 30% of total assets, excluding acquired goodwill and other intangible assets, and 40% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Legacy Teads.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Sufficiency of audit evidence for certain Legacy Outbrain revenue
As discussed in Note 1 to the consolidated financial statements, the Company generates Legacy Outbrain revenue through its proprietary, internally developed advertising technology platform. This revenue is recognized when advertising is delivered or an advertising outcome occurs. The processing and recording of this revenue relies on multiple information technology (IT) systems.
We identified the evaluation of the sufficiency of audit evidence for certain Legacy Outbrain revenue as a critical audit matter. Subjective auditor judgment was required in evaluating the sufficiency of audit evidence over certain Legacy Outbrain revenue due to the proprietary nature of the IT systems used in revenue recognition and the volume and complexity of system‑captured data used to determine revenue. In addition, specialized skills and knowledge were required to evaluate relevant IT systems and to assess data flows across multiple systems supporting Legacy Outbrain revenue recognition.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over certain Legacy Outbrain revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Legacy Outbrain revenue recognition process. We involved IT professionals with specialized skills and knowledge, who assisted in:
•testing IT general controls over systems relevant to certain Legacy Outbrain revenue recognition, including controls related to access, program changes, and system operations;
•testing IT application controls within the Company’s proprietary systems that support the capture, processing, and recording of certain Legacy Outbrain revenue transactions; and
•assessing the flow and transfer of transaction-level data from capture through downstream systems to the general ledger by assessing the completeness and accuracy of data flows between systems involved.
We performed a software-assisted data analysis to test relationships among certain Legacy Outbrain revenue transactions. For a sample of Legacy Outbrain revenue transactions, we assessed the recorded revenue by comparing the amounts recognized to underlying documentation, including contracts with customers, invoices, cash receipts (where applicable), and ad delivery captured by the IT systems. We assessed the sufficiency of audit evidence obtained by evaluating the cumulative results of the procedures performed, including the appropriateness of the nature and extent of audit effort.
Acquisition date fair value of customer relationships intangible asset
As discussed in Notes 1 and 2 to the consolidated financial statements, in February 2025 the Company completed the acquisition of Legacy Teads (the Acquisition). The Acquisition was accounted for as a business combination using the acquisition method of accounting. The Company allocated the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. This included the allocation of $384.4 million to identifiable intangible assets, including $237.1 million to customer relationships.
We identified the evaluation of the acquisition date fair value of the customer relationships intangible assets as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the key assumptions used to value the customer relationships intangible assets. Specifically, the key assumptions included certain forecasted revenue growth rates, the discount rate, and customer attrition rates. Changes to these key assumptions could have a significant impact on the fair value of the customer relationships intangible assets. In addition, valuation professionals with specialized skills and knowledge were needed to assist in the evaluation of the discount rate and the customer attrition rates.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the valuation of the acquired intangible assets, including controls related to the determination of the key assumptions used to value the customer relationships intangible assets. We performed a sensitivity analysis to assess the impact of possible changes to the key assumptions on the fair value of the customer relationships intangible asset. We evaluated certain revenue growth rates by comparing them to industry data, market data, and historical results of the acquired company. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the discount rate by comparing management’s inputs to publicly available market data for comparable entities and assessing the resulting discount rate;
•evaluating customer attrition rates by reviewing historical customer attrition experienced by the acquired company; and
•developing an independent estimate of the fair value of the customer relationships intangible assets using the independently developed discount rate and the Company’s cash flow forecasts, customer attrition rates, and other inputs, and comparing it to the Company’s fair value estimate.
Evaluation of goodwill impairment
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company evaluates goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. During the year ended December 31, 2025, the Company identified a triggering event as a result of a sustained decline in the Company’s stock price and related decline in market capitalization. As a result, the Company performed a quantitative goodwill impairment test for its single reporting unit. The fair value of the reporting unit was estimated using a combination of an income approach and a market approach. Based on the results of this quantitative analysis, the Company recognized a non-cash goodwill impairment charge of $352.1 million during the year ended December 31, 2025.
We identified the evaluation of the fair value of the Company’s reporting unit used to estimate goodwill impairment as a critical audit matter. Evaluating the fair value of the reporting unit, including the key assumptions, was complex and required subjective auditor judgment. In particular, the fair value measurement was sensitive to changes in the key assumptions, which were certain forecasted revenue growth rates and the discount rate used in the income approach, and the selection of relevant market multiples assumption used in the market approach. Changes in these key assumptions could have had a significant impact on the fair value of the reporting unit and the goodwill impairment charge. Additionally, specialized skills and knowledge were required in the evaluation of the discount rate and the market multiples assumption.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment process, including controls related to the development of the key assumptions. We performed a sensitivity analysis to assess the impact of possible changes to the key assumptions on the measurement date fair value for the reporting unit. We evaluated certain revenue growth rates by comparing them to industry data, market data, and historical results of the reporting unit. We involved valuation professionals with specialized skills and knowledge, who assisted in
•evaluating the discount rate by comparing it to a weighted average cost of capital range that was independently developed using publicly available market data for comparable entities and the discount rate used in a previous acquisition;
•evaluating selected market multiples by comparing them to publicly available market data for comparable publicly traded companies with similar characteristics to the reporting unit; and
•developing an independent estimate of the fair value of the reporting unit using the independently developed discount rate and the Company’s cash flow forecasts, market multiples, and other inputs and comparing the resulting fair value to the Company’s estimate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
New York, New York
March 16, 2026

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee.

TEADS HOLDING CO.
Consolidated Balance Sheets
(In thousands, except for number of shares and par value)

	December 31, 2025	December 31, 2024
ASSETS:
Current assets:
Cash and cash equivalents	$128,223	$89,094
Short-term investments in marketable securities	10,476	77,035
Accounts receivable, net of allowances	342,352	149,167
Prepaid expenses and other current assets	49,347	27,835
Total current assets	530,398	343,131
Non-current assets:
Property, equipment and capitalized software, net	50,998	45,250
Operating lease right-of-use assets, net	28,810	15,047
Intangible assets, net	376,578	16,928
Goodwill	280,991	63,063
Deferred tax assets	10,485	40,825
Indemnification asset	27,789	—
Other assets	21,925	24,969
TOTAL ASSETS	$1,327,974	$549,213

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$258,634	$206,920
Accrued compensation and benefits	40,192	19,430
Deferred revenue	14,930	6,932
Short-term debt	17,595	—
Accrued and other current liabilities	152,710	56,189
Total current liabilities	484,061	289,471
Non-current liabilities:
Long-term debt	605,113	—
Operating lease liabilities, non-current	21,674	11,783
Deferred tax liabilities	73,101	1,554
Contingent tax liabilities	35,078	9,343
Other liabilities	13,510	5,719
TOTAL LIABILITIES	$1,232,537	$317,870
Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, par value of $0.001 per share − one billion shares authorized; 96,171,331 shares issued and 95,980,437 shares outstanding as of December 31, 2025; 63,503,274 shares issued and 50,090,114 shares outstanding as of December 31, 2024	96	64
Preferred stock, par value of $0.001 per share − 100,000,000 shares authorized, none issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	685,778	484,541
Treasury stock, at cost − 190,894 shares as of December 31, 2025 and 13,413,160 shares as of December 31, 2024	(533)	(74,289)
Accumulated other comprehensive income (loss)	96,659	(9,480)
Accumulated deficit	(686,563)	(169,493)
TOTAL STOCKHOLDERS’ EQUITY	95,437	231,343
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,327,974	$549,213
See Accompanying Notes to Consolidated Financial Statements.

TEADS HOLDING CO.
Consolidated Statements of Operations
(In thousands, except for share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,300,461	$889,875	$935,818
Cost of revenue:
Traffic acquisition costs	770,799	653,731	708,449
Other cost of revenue	100,610	44,042	42,571
Total cost of revenue	871,409	697,773	751,020
Gross profit	429,052	192,102	184,798
Operating expenses:
Research and development	43,554	37,010	35,977
Sales and marketing	277,340	96,931	96,043
General and administrative	124,145	70,057	57,908
Impairment of intangible assets	15,614	—	—
Goodwill impairment	352,130	—	—
Restructuring charges	15,288	742	3,509
Total operating expenses	828,071	204,740	193,437
Loss from operations	(399,019)	(12,638)	(8,639)
Other income (expense):
Gain on repurchase of long-term debt	1,225	8,782	22,594
Interest expense	(75,135)	(3,649)	(5,393)
Other (expense) income and interest income, net	(4,755)	9,209	7,793
Total other (expense) income, net	(78,665)	14,342	24,994
(Loss) income before provision for income taxes	(477,684)	1,704	16,355
Provision for income taxes	39,386	2,415	6,113
Net (loss) income	$(517,070)	$(711)	$10,242

Weighted average shares outstanding:
Basic	90,855,702	49,321,301	50,900,422
Diluted	90,855,702	52,709,356	56,965,299

Net (loss) income per common share:
Basic	$(5.69)	$(0.01)	$0.20
Diluted	$(5.69)	$(0.11)	$(0.06)
See Accompanying Notes to Consolidated Financial Statements.

TEADS HOLDING CO.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(517,070)	$(711)	$10,242
Other comprehensive income (loss):
Foreign currency translation adjustments	106,202	(504)	(695)
Unrealized gains (losses) on available-for-sale investments in debt securities (net of taxes of $19, $(22) and $(467) in 2025, 2024 and 2023, respectively)	(63)	76	1,556
Total other comprehensive income (loss)	106,139	(428)	861
Comprehensive (loss) income	$(410,931)	$(1,139)	$11,103
See Accompanying Notes to Consolidated Financial Statements.

TEADS HOLDING CO.
Consolidated Statements of Stockholders’ Equity
(In thousands, except for number of shares)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2023	60,175,020	$60	$455,831	(7,948,275)	$(49,168)	$(9,913)	$(179,024)	$217,786
Vesting of restricted stock units, net of shares withheld for taxes	1,392,500	2	(2)	(163,265)	(752)	—	—	(752)
Shares repurchased under the share repurchase program	—	—	—	(3,729,462)	(17,769)	—	—	(17,769)
Stock-based compensation	—	—	12,696	—	—	—	—	12,696
Other comprehensive income	—	—	—	—	—	861	—	861
Net income	—	—	—	—	—	—	10,242	10,242
Balance – December 31, 2023	61,567,520	$62	$468,525	(11,841,002)	$(67,689)	$(9,052)	$(168,782)	$223,064
Vesting of restricted stock units, net of shares withheld for taxes	1,935,754	2	(2)	(162,157)	(757)	—	—	(757)
Shares repurchased under the share repurchase program	—	—	—	(1,410,001)	(5,843)	—	—	(5,843)
Stock-based compensation	—	—	16,018	—	—	—	—	16,018
Other comprehensive loss	—	—	—	—	—	(428)	—	(428)
Net loss	—	—	—	—	—	—	(711)	(711)
Balance – December 31, 2024	63,503,274	$64	$484,541	(13,413,160)	$(74,289)	$(9,480)	$(169,493)	$231,343
Acquisition of Teads, net	30,320,161	30	186,864	13,429,839	74,402	—	—	261,296
Vesting of restricted stock units, net of shares withheld for taxes	2,347,896	2	(2)	(207,573)	(646)	—	—	(646)
Stock-based compensation	—	—	14,375	—	—	—	—	14,375
Other comprehensive income	—	—	—	—	—	106,139	—	106,139
Net loss	—	—	—	—	—	—	(517,070)	(517,070)
Balance – December 31, 2025	96,171,331	$96	$685,778	(190,894)	$(533)	$96,659	$(686,563)	$95,437

See Accompanying Notes to Consolidated Financial Statements.

TEADS HOLDING CO.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(517,070)	$(711)	$10,242
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on repurchase of long-term debt	(1,225)	(8,782)	(22,594)
Depreciation and amortization of property and equipment	9,208	6,312	6,915
Amortization of capitalized software development costs	9,278	9,758	9,633
Amortization of intangible assets	48,234	3,409	4,154
Amortization of discount on marketable securities	(959)	(2,235)	(3,604)
Stock-based compensation	13,710	15,461	12,141
Non-cash operating lease expense	11,242	5,130	4,453
Provision for credit losses	7,785	3,006	8,008
Amortization of debt issuance costs	16,621	—	—
Deferred income taxes	27,565	(5,095)	(4,312)
Impairment of goodwill and intangible assets	367,744	—	—
Unrealized foreign currency transaction losses (gains)	8,338	(2,117)	(1,300)
Other	33	2,164	583
Changes in operating assets and liabilities:
Accounts receivable	25,929	35,905	(12,946)
Prepaid expenses and other current assets	17,325	18,412	843
Accounts payable and other current liabilities	(21,990)	(11,696)	(1,228)
Operating lease liabilities	(11,694)	(5,092)	(4,297)
Deferred revenue	633	(1,496)	1,621
Other non-current assets and liabilities	(3,101)	6,228	5,434
Net cash provided by operating activities	7,606	68,561	13,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of cash acquired	(598,319)	(181)	(389)
Purchases of property and equipment	(5,608)	(7,380)	(10,127)
Capitalized software development costs	(17,148)	(9,913)	(10,107)
Purchases of marketable securities	(23,524)	(90,602)	(131,543)
Proceeds from sales and maturities of marketable securities	90,471	175,325	221,878
Other	(56)	(96)	(72)
Net cash (used in) provided by investing activities	(554,184)	67,153	69,640

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Bridge Facility	625,000	—	—
Repayments of borrowings under the Bridge Facility	(625,000)	—	—
Proceeds from senior secured notes	625,305	—	—
Partial repayment of long-term debt	(7,674)	(109,740)	(96,170)
Payment of deferred financing costs	(30,969)	(1,099)	—
Payment of stock issuance costs	(775)	—	—
Treasury stock repurchases and share withholdings on vested awards	(646)	(6,600)	(18,521)
Principal payments on finance lease obligations	—	(263)	(1,830)
Payment of contingent consideration liability up to acquisition-date fair value	—	—	(547)
Proceeds from bank overdrafts, net	94	—	—
Net cash provided by (used in) financing activities	585,335	(117,702)	(117,068)
Effect of exchange rate changes	1,218	634	(1,004)

Net increase (decrease) in cash, cash equivalents and restricted cash	39,975	18,646	(34,686)
Cash, cash equivalents and restricted cash — Beginning	89,725	71,079	105,765
Cash, cash equivalents and restricted cash — Ending	$129,700	$89,725	$71,079

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$128,223	$89,094	$70,889
Restricted cash, included in other assets	$1,477	$631	$190
Total cash and cash equivalents and restricted cash	$129,700	$89,725	$71,079

TEADS HOLDING CO.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$23,784	$10,267	$8,599
Cash paid for interest	$35,046	$4,321	$6,027

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Operating lease right-of-use assets obtained in exchange for lease obligations	$19,977	$6,917	$5,061
Acquisition consideration payable	$—	$—	$181
Purchases of property and equipment included in accounts payable	$2,799	$2,770	$1,094
Stock-based compensation capitalized for software development costs	$665	$553	$555
Stock consideration issued for acquisition of a business	$262,938	$—	$—
Unpaid deferred financing costs in accounts payable and accrued expenses	$—	$7,555	$—
See Accompanying Notes to Consolidated Financial Statements.

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)

1. Organization, Description of Business and Summary of Significant Accounting Policies
Organization and Description of Business
On June 6, 2025, Outbrain Inc. completed a corporate name change to Teads Holding Co. (together with its subsidiaries, “Teads,” the “Company,” “we,” “our,” or “us”) following its February 3, 2025 acquisition (the “Acquisition”) of TEADS, a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Legacy Teads”). The Company is a leading omnichannel advertising platform connecting advertisers and media owners across web, connected TV (CTV), and in‑app environments. The Company is headquartered in New York, New York and operates through wholly‑owned subsidiaries in Europe, the Middle East, and Asia. The Company’s Common Stock, par value $0.001 per share (“Common Stock”), began trading on The Nasdaq Stock Market LLC under the new “TEAD” ticker symbol effective June 10, 2025.
Additional information about the Company’s offerings, customer and media‑owner relationships, and markets served is included in Item 1. Business. Revenue recognition policies, including pricing models and timing, are described in Note 1 — Summary of Significant Accounting Policies.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of Teads and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
In this Annual Report on Form 10-K (this “Report”), the Company’s results of operations for the years ended December 31, 2024 and 2023 are presented prior to the Acquisition. The accompanying consolidated financial statements of Outbrain do not include the financial position or operations of Teads since the Acquisition occurred subsequent to the end of the reporting period. As a result of the Acquisition, we expect that our financial information for future reporting periods, which will reflect the results of operations of Teads, will not be directly comparable to our financial information for periods prior to the Acquisition, including the information presented in this Report.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are based on historical information and on various other assumptions that the Company believes are reasonable under the circumstances. Estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, the allowance for credit losses, sales allowance, software development costs eligible for capitalization, valuation of deferred tax assets, the useful lives of property and equipment, the useful lives and fair value of intangible assets, valuation of goodwill, the fair value of stock-based awards, benefit obligations, fair value of plan assets, and the recognition and measurement of income tax uncertainties and other contingencies. Actual results could differ materially from these estimates.
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

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
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
The Company generally does not require collateral to secure accounts receivable, with the exception of certain customers with higher potential credit risk who are required to prepay for their campaigns. No single marketer accounted for 10% or more of the Company’s total revenue for the years ended 2025, 2024 and 2023, or 10% or more of its gross accounts receivable balance as of December 31, 2025 and 2024.
For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, none of the Company’s media partners accounted for 10% of its total traffic acquisition costs.
Property, equipment and capitalized software, net
Property and equipment, including leasehold improvements, is stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives relating to software and computer and equipment (excluding servers) is generally three years, and the estimated useful lives for furniture and fixtures is generally five years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term. The Company completed an assessment of the useful lives of servers and adjusted the estimated useful life of servers from three to six years.

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
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

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the identified tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment at least annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. In performing the goodwill impairment assessment, the Company first evaluates qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company elects to bypass the qualitative assessment, or if the qualitative assessment indicates that a quantitative test is required, the Company estimates the fair value of the reporting unit and compares it with its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired. If the carrying amount exceeds fair value, an impairment charge is recognized for the difference, limited to the amount of goodwill allocated to the reporting unit.
Based on the Company’s annual goodwill impairment test during the fourth quarter of fiscal years 2025, 2024 and 2023, the Company recognized a goodwill impairment charge of $352.1 million for the year ended December 31, 2025, and no impairment for the years ended December 31, 2024 and 2023. See Note 5 for additional information.
Business combinations
The Company accounts for business combinations using the acquisition method in accordance with ASC 805, Business Combinations. Under this method, the Company identifies the accounting acquirer and the acquisition date and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests at their acquisition‑date fair values. Goodwill is measured as the excess of the consideration transferred, including the fair value of any contingent consideration, over the fair value of the identifiable net assets acquired. Identifiable intangible assets are recognized separately from goodwill and measured at fair value. Acquisition‑related costs are expensed as incurred.

If the accounting for a business combination is incomplete as of the reporting date, provisional amounts are recorded and adjusted during the measurement period when new information about facts and circumstances that existed as of the acquisition date becomes available. Measurement‑period adjustments are recognized in the period in which they are determined, with a corresponding adjustment to goodwill. Changes in deferred tax assets and liabilities, valuation allowances or uncertain tax positions that qualify as measurement‑period adjustments are recorded as adjustments to goodwill; all other income tax effects are recognized in income tax expense.
Revenue
The Company sells the placement of advertisements to media agencies and advertisers, which it collectively refers to as its customers. The Company’s customers include brands, performance marketers and other advertisers, which are collectively referred to as its advertisers, each of which contract for use of its services primarily through insertion orders or through self-service tools, allowing advertisers to establish budgets for their advertising campaigns. The Company generates revenue either directly from its customers or indirectly via demand-side platforms (DSPs). Revenue generated directly from its customers can be either on a self-serve basis, where the customer logs into the buying interface and sets up and manages a campaign, or on a managed basis where Company’s teams will log into the buying interface, set up and manage the campaign on behalf of the customers.
The Company recognizes revenue when it transfers control of promised services to its customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. The Company recognizes revenue pursuant to the five-step framework contained in ASC 606, Revenue from Contracts with Customers (“ASC 606”): (i) identify the contract with a customer; (ii) identify the performance obligations; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) performance obligations are satisfied.

Performance obligations and timing of recognition. The Company’s primary performance obligation is to deliver advertising or achieve the specified outcome as defined in the Company’s contracts. The Company recognizes revenue at a point in time when the advertising is delivered or the outcome occurs, given the real‑time nature of delivery and measurement. The Company recognizes revenue over time when the customer simultaneously receives and consumes the benefits of a specific campaign.

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
Revenue is earned across multiple monetization models using cost-per-click (“CPC”), cost-per-thousand impressions (“CPM”), cost-per-view (“CPV”), and cost-per-incremental action (“CPA”).
Transaction price and variable consideration. The transaction price is the amount of consideration the Company expects to be entitled to in exchange for transferring the promised services to the customer. Prices are typically denominated in unit rates (e.g., CPM, CPC, CPV, CPA) applied to measured delivery or outcomes. The transaction price may include variable consideration based on actual delivery volume or measured outcomes, as well as allowances, discounts, rebates (including agency rebates), credits, incentives, or other price concessions. Variable consideration is estimated and constrained to the extent that a significant reversal of cumulative revenue is probable and is recognized as a reduction of revenue when the related delivery or outcome occurs. Where applicable, non‑cash consideration which may be applied to future campaigns is measured at fair value and included in the transaction price. In these situations, the Company evaluates whether customer offers, such as media value credits give rise to a material right, in which case a portion of the transaction price is allocated to that option. The revenue allocated to the material right is recognized as the option is exercised and the underlying future goods or services are transferred or when the option expires.
Consideration payable to a customer. The Company’s media partners are generally suppliers of inventory, not customers, in arrangements where the Company’s customer is the advertiser. Accordingly, payments to media partners—including revenue shares, guaranteed minimum payments, and programmatic supply costs—are recorded in cost of revenue. The Company evaluates any arrangement in which a counterparty plays multiple roles to determine whether any portion of the payment represents consideration payable to a customer under ASC 606. When amounts qualify as consideration payable to a customer, such amounts are recorded as a reduction of revenue, unless the Company receives a distinct good or service at fair value, in which case the amounts are recorded in operating expenses instead of reducing revenue.
Payment terms and taxes. Billing is generally monthly (or at campaign end for certain managed services), with payment terms typically 30 to 60 days. Revenue is presented net of applicable sales taxes collected from customers.
Practical expedients. The Company’s chief operating decision-maker is not reviewing these different streams separately and therefore the Company has not disaggregated the revenue presentation by revenue stream but has shown the disaggregation by geography.
The Company does not adjust the promised amount of consideration for the effects of a significant financing component because at contract inception, the period between when the Company provides services to its clients and when its customers pay for the service will be one year or less.
When performance obligations are satisfied over time and for which there is no variable consideration, the Company recognizes revenue in the amount to which it has a right to invoice the customer. This reflects the fact that the Company’s right to payment corresponds directly with the value of the Company’s performance completed to date, consistent with the practical expedient in ASC 606.
Principal vs. agent (gross vs. net) presentation. For most arrangements, the Company acts as the principal because it controls the specified advertising inventory or the right to the advertising service before it is transferred to the advertiser (i.e., the Company can direct the use of, and obtain substantially all of the remaining benefits from, that inventory, including its monetization). Indicators of control include the Company’s primary responsibility for delivery, exposure to certain inventory risk (e.g., guaranteed minimum publisher commitments), and pricing discretion. Accordingly, the Company presents revenue on a gross basis, with amounts payable to media partners recorded as traffic acquisition costs within cost of revenue. In arrangements in which the Company does not control the specified inventory prior to transfer, the Company acts as an agent and presents revenue on a net basis.
Contract Balances. Contract liabilities primarily comprise advance payments from customers for future services and are recorded as deferred revenue in the Company’s consolidated balance sheets. The Company does not have contract assets because revenue is typically recognized as services are performed and billing generally aligns with delivery. For certain over‑time services without variable consideration, the Company applies the “as‑invoiced” practical expedient and recognizes

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
revenue in the amount to which it has a right to invoice because that amount corresponds directly with value delivered to date. Disaggregation of revenue is presented by geography, consistent with how management monitors the business (See Note 16).
Cost of Revenue
Traffic Acquisition Costs. Traffic acquisition costs consist of amounts the Company owes to media partners for the purchase of or use of inventory. The Company incurs costs with its media partners, which may be publishers, third-party intermediaries, or other parties such as original equipment manufacturer in the period in which certain actions, such as click-throughs, impressions or views, occur. Such costs due to media partners are based on the media partners’ contractual revenue share, a programmatic bidding or guaranteed minimums based on certain media partner conditions. In some circumstances, the Company incurs costs based on a guaranteed minimum payment, which may be based on either impressions, page views or a fixed amount if the partner reaches certain performance targets, in exchange for guaranteed placement on specified portions of the media partners’ online properties. Traffic acquisition costs also include amounts payable to media partners whose supply is purchased programmatically.
In some instances, the Company may make upfront payments to media partners in connection with long-term contracts. The Company capitalizes these advance payments under these agreements if specific capitalization criteria have been met. The capitalization criteria includes the existence of future economic benefits to the Company, the existence of legally enforceable recoverability language (e.g., early termination clauses), management’s ability and intent to enforce the recoverability language and the ability to generate future earnings from the agreement in excess of amounts deferred. Capitalized amounts are amortized as traffic acquisition costs over the shorter of the period of contractual recoverability or the corresponding period of economic benefit. Amounts not yet paid are accrued systematically based on the Company’s estimate of user engagement.
Other Cost of Revenue. Other cost of revenue includes costs related to the management of data centers, hosting fees, data connectivity costs, and depreciation and amortization. It also includes the amortization of capitalized software developed or acquired for internal use in support of the Company’s revenue-generating technologies, as well as costs associated with studies and research that directly support these technologies. Additionally, other cost of revenue includes amortization of intangible assets related to developed technology acquired by the Company and used in its revenue-generating efforts.
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
Advertising and Promotional Costs
Advertising and promotional costs are included in sales and marketing expenses as incurred in the accompanying consolidated statements of operations. Advertising and promotional costs were $34.5 million, $9.7 million and $9.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
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
Foreign Currency
The Company transacts business in various foreign currencies. In general, the functional currency of its foreign subsidiaries is the currency of the local country. Accordingly, revenues and expenses of operations outside the United States (“U.S.”) are generally translated into U.S. dollars using weighted-average exchange rates, while assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date with the resulting translation adjustments recorded as a component of accumulated other comprehensive (loss) income within the statements of stockholders’ equity. Foreign currency transaction gains and losses resulting from remeasurement of transactions denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. The net foreign exchange transaction (losses) gains included in interest income and other (expense) income, net in the accompanying consolidated statements of operations were $(10.5) million, $0.9 million and $(1.0) million for the years ended December 31, 2025, 2024 and 2023, respectively.
Derivative Financial Instruments
The Company is exposed to certain risks relating to its ongoing business operations, including but not limited to, fluctuations in foreign currency exchange rates. The Company enters into foreign currency forward exchange contracts to manage its foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on its net cash flows. These derivative contracts are not designated as accounting hedges. Accordingly, the Company recognizes gains and losses resulting from a change in fair value for these derivatives in the period in which the change occurs. The Company classifies cash flows from these contracts as operating activities in its consolidated statements of cash flows. The notional amount of the Company’s outstanding derivative instruments was $7.2 million and $27.1 million as of December 31, 2025 and 2024, respectively. See Note 7 for additional information.
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
Defined Contribution Plans
The Company contributes to defined contribution savings plans covering eligible employees of the Company. Participants of the plans may defer annual pre-tax compensation, subject to statutory and plan limitations. In addition, a certain percentage of an employee’s contributions are matched by the Company and vest over a specified period of time, subject to certain statutory and plan limitations. The Company’s contributions were approximately $12.0 million, $8.4 million, and $8.5 million for 2025, 2024, and 2023, respectively, which were expensed as incurred.

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
Income Taxes
The Company accounts for income taxes using an asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. The Company regularly assesses the likelihood that its deferred income tax assets will be realized. To the extent that the Company believes any amounts are not more likely than not to be realized, a valuation allowance is recorded to reduce the deferred income tax assets. The Company’s deferred tax assets were $10.5 million and $40.8 million as of December 31, 2025 and 2024, respectively. The Company’s deferred tax liabilities were $73.1 million and $1.6 million as of December 31, 2025 and 2024, respectively. The Company regularly assesses the need for a valuation allowance on its deferred tax assets, and to the extent that it determines that an adjustment is needed, such adjustment will be recorded in the period that the determination is made.
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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Beginning in 2025 annual reporting, the Company adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 is focused on increased visibility into specific income tax components, requiring disclosures of specific categories and a greater disaggregation of information by jurisdiction within the effective tax rate reconciliation and income taxes paid disclosures. The Company adopted this standard in its consolidated financial statements for the year ended December 31, 2025 on a prospective basis. The adoption of this standard did not have an impact on the Company’s consolidated financial statements as of the date of adoption. See Note 10 for the related disclosures.
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides a practical expedient, which simplifies the calculation for estimating credit losses on current accounts receivable and contract assets by assuming that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently in the process of evaluating the impact of ASU 2025-05 on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 requires disclosures about certain costs and expenses, including but not limited to, purchases of inventory; employee compensation; depreciation; intangible asset amortization; and selling expenses. The ASU can be applied prospectively or retrospectively and is effective for annual reporting periods beginning after

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
December 15, 2026, and interim periods beginning after December 15, 2027. The Company is in the process of evaluating the impact of ASU 2024-03 on its consolidated financial statements.
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
This Acquisition was accounted for as a business combination under Accounting Standards Codification 805, “Business Combinations,” using the acquisition method of accounting and Outbrain was determined to be the accounting acquirer. During the twelve months ended December 31, 2025, the Company recorded transaction costs (direct acquisition costs) of $12.6 million which were included in general and administrative expenses in the Company’s consolidated statement of operations for the twelve months ended December 31, 2025. The Company allocated the purchase price to identifiable assets acquired based on their estimated fair values at Acquisition date, which required management to use key assumptions, including estimates of future revenue, customer attrition rates, and the discount rate. The Company engaged third-party valuation specialists to assist in determining the fair values of the acquired assets and liabilities.

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
The following table presents the allocation of the purchase price to the identifiable assets and liabilities based on their estimated fair values as of the Acquisition date:

	Purchase Price Allocation	Measurement Period Adjustments	Purchase Price Allocation (As Adjusted)
	(in thousands)
Cash and cash equivalents	$23,619	$—	$23,619
Accounts receivable, net	210,317	(1,720)	208,597
Prepaid expenses and other current assets	26,581	—	26,581
Property and equipment	3,581	—	3,581
Operating lease right of use assets	13,218	—	13,218
Other intangible assets	384,400	—	384,400
Indemnification assets	26,305	(922)	25,383
Other assets	2,076	—	2,076
Total assets acquired	$690,097	$(2,642)	$687,455
Accounts payable	69,687	—	69,687
Accrued compensation and benefits	34,341	—	34,341
Accrued and other liabilities	79,724	(821)	78,903
Short-term borrowings	15,424	—	15,424
Deferred tax liability	66,513	104	66,617
Contingent tax liabilities	26,305	(922)	25,383
Operating lease liabilities, noncurrent	9,830	—	9,830
Other long-term liabilities	4,966	—	4,966
Total liabilities assumed	$306,790	$(1,639)	$305,151
Net assets acquired	383,307	(1,003)	382,304
Goodwill	501,579	1,003	502,582
Total consideration	$884,886	$—	$884,886
Measurement period adjustments are based on information about facts and circumstances that existed at the Acquisition date that, if known, would have impacted the amounts recognized on that date. The purchase accounting was finalized as of December 31, 2025, and no further measurement period adjustments are expected.
The difference between the fair value of the consideration paid for the acquired entity and the estimated fair value of the net assets acquired is recorded as goodwill, and is primarily attributable to the future growth and monetization opportunities and expected synergies. Goodwill is not amortized but will be evaluated for impairment at least annually, or more frequently if there are indicators of impairment (see Note 5 for further details). The Company has $86.1 million of basis in goodwill for U.S. income tax purposes for certain acquired foreign entities, but no basis for U.S. income tax purposes for acquired U.S. entities and no basis for foreign income tax purposes for any entity.
The Company also recorded an indemnification asset and a corresponding liability of $25.4 million related to certain tax matters that existed prior to the Acquisition, for which Altice Teads has agreed to provide an indemnity (see Note 11 for further details). The indemnification asset and liability are included within indemnification asset and contingent tax liabilities in our consolidated balance sheet as of December 31, 2025. Altice Teads’ indemnification obligation may be increased if other indemnified risks materialize and will remain in place until all covered matters are resolved.

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
The identifiable intangible assets included within other intangible assets in the table above consist of the following:

	February 3, 2025
	Amount	Weighted-Average Amortization Period
	(In thousands)	(In years)
Customer Relationships	$237,100	10.3 years
Publisher relationships	51,200	8.0 years
Technology intangibles	73,400	5.0 years
Tradenames	22,700	11.0 years
Total other intangibles	$384,400

Unaudited pro forma financial information
The Company’s consolidated statements of operations include Teads’ results of operations from February 3, 2025 through December 31, 2025. For the period from February 3, 2025 to December 31, 2025, the Legacy Teads business contributed revenues and net loss of $517.2 million and $350.8 million, respectively. These amounts include the interest expense on the debt used to finance the Acquisition, the amortization of intangible assets recognized on Acquisition and allocated goodwill impairment charges.
The following unaudited pro forma financial information for the periods presented are based on our historical consolidated financial statements, adjusted to reflect the Acquisition as if it occurred on January 1, 2024. The unaudited pro forma financial results are as follows:

	Twelve Months Ended
	December 31, 2025	December 31, 2024
	(In thousands)
Revenue	$1,330,948	$1,507,183
Net loss	$(545,509)	$(6,918)
The unaudited pro forma financial information is presented for informational purposes only and is not indicative of actual results that would have been achieved, nor is it intended to project the future financial results of the Company after the Acquisition. The unaudited pro forma information presented above includes adjustments primarily related to U.S. GAAP timing and policy alignment, amortization of acquired intangible assets, incremental financing costs, certain Acquisition-related charges, and related tax effects. The unaudited pro forma information is based on certain assumptions, which management believes are reasonable, and does not reflect the cost of any integration activities or synergies that may be derived from any integration activities.

3. Restructuring
2023 Restructuring Plan
On May 31, 2023, the Company announced a reduction in its global workforce of approximately 10%, to adjust to the continued macroeconomic uncertainty, create additional operating efficiencies, and support the Company’s strategic growth and profitability objectives. As a result, the Company recorded pre-tax charges of approximately $2.3 million for employee severance and related benefit costs in its consolidated statement of operations for 2023.
In addition, during the twelve months ended December 31, 2024, and 2023, the Company recorded other severance and related benefit costs of $0.7 million and $1.2 million, respectively, in connection with restructuring activities taken during the respective periods.
2025 Restructuring Plans

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
On February 3, 2025, in connection with the completion of the Acquisition, the Company announced a restructuring plan (the “Plan”), as part of its efforts to streamline operations and reduce duplication of roles. The Plan involves a reduction in workforce of approximately 15%. The actions associated with the employee restructuring under the Plan were initiated in February 2025, were implemented in large part in the second quarter of 2025 and were substantially completed in the third quarter of 2025. The Company incurred charges totaling $9.6 million in 2025, primarily consisting of severance and other related payments.
On December 3, 2025, the Company commenced a strategic restructuring plan (the “Restructuring Plan”) intended to reduce operating costs, improve operating margins and advance the Company’s ongoing commitment to profitable growth. The Restructuring Plan is expected to impact approximately 10% of the Company’s employees globally. The Company expects to incur approximately between $8.0 million and $12.0 million in charges related to severance and legal costs in connection with the Restructuring Plan. We recognized approximately $5.7 million of these charges in the fourth quarter of 2025 and expect to incur the remainder primarily in the first half of 2026.
The estimates of the charges and expenditures that the Company expects to incur in connection with the Plan and the Restructuring Plan, and the timing thereof, are subject to a number of assumptions, and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Plan and the Restructuring Plan. The Company recorded the following pre-tax charges within restructuring charges in its consolidated statement of operations for the periods presented:

	Twelve Months Ended December 31, 2025
	(In thousands)
Severance and related costs	$14,532
Legal costs	756
Total restructuring charges	$15,288	(1)
_________________________
(1) Includes $0.9 million related to research and development, $11.4 million related to sales and marketing and $3.0 million related to general and administrative expenses.
The severance and related costs for the twelve months ended December 31, 2025 are related to the termination of approximately 316 employees.
The following table summarizes accrued severance and related liabilities recorded within accrued compensation and benefits and accrued and other current liabilities in the Company’s consolidated balance sheets for the twelve months ended December 31, 2025.

	Severance and related costs	Legal costs	Total
	(In thousands)
Restructuring charges	$14,532	$756	$15,288
Cash payments	(11,098)	(631)	(11,729)
Foreign currency translation	(73)	—	(73)
Balance as of December 31, 2025	$3,361	$125	$3,486

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
4. Investments in Marketable Securities
All of the Company’s debt securities are classified as available-for-sale. The Company’s cash equivalents and investments as of December 31, 2025 and December 31, 2024 consisted of the following:

		December 31, 2025
(In thousands)	Fair Value Level	Amortized cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments	Long-term investments
Money market funds	1	$18,602	$—	$—	$18,602	$18,602	$—	$—
Commercial paper	2	23,397	1	(1)	23,397	16,425	6,972	—
U.S. Corporate bonds	2	3,503	1	—	3,504	—	3,504	—
Total cash equivalents and investments		$45,502	$2	$(1)	$45,503	$35,027	$10,476	$—

		December 31, 2024
(In thousands)	Fair Value Level	Amortized cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments	Long-term investments
Money market funds	1	$30,754	$—	$—	$30,754	$30,754	$—	$—
U.S. Treasuries	2	35,129	16	—	35,145	6,932	28,213	—
U.S. Government bonds	2	5,475	9	—	5,484	—	5,484	—
Commercial paper	2	11,949	—	(6)	11,943	9,958	1,985	—
U.S. Corporate bonds	2	42,526	63	—	42,589	1,236	41,353	—
Total cash equivalents and investments		$125,833	$88	$(6)	$125,915	$48,880	$77,035	$—
___________________________
(1) The amortized cost of debt securities excludes accrued interest of $0.1 million and $0.7 million, respectively, as of December 31, 2025 and December 31, 2024.
During the twelve months ended December 31, 2025, proceeds from the sales of securities were $22.5 million, which included gross realized gains of approximately $0.1 million, which were released from other comprehensive loss and recorded within interest income and other income, net in the Company’s statement of operations for the period.
In connection with the Company’s repurchases of the 2.95% Convertible Senior Notes due 2026 (“Convertible Notes”) in September 2024 and April 2023 (see Note 9), the Company redeemed some of its available-for-sale marketable securities prior to their maturities to finance these debt repurchases. During the twelve months ended December 31, 2024 and 2023, proceeds from the sales of securities were $53.0 million and $81.7 million, respectively, which included gross realized gains of $0.4 million and gross realized losses of $0.5 million, respectively, which were released from other comprehensive income (loss) and recorded within interest income and other income, net in the Company’s consolidated statement of operations for these periods. The gross realized gains and losses were determined using the specific identification method.
As of December 31, 2025, all of the Company’s available-for-sale securities with a fair value of $45.5 million mature within one year.
As of December 31, 2025 and 2024, the Company’s investments have been in an immaterial gross unrealized loss position for less than 12 months. As such, no allowance for credit losses was recorded for these securities as of December 31, 2025 and 2024.
5. Goodwill and Intangible Assets
The changes in the carrying value of the Company’s goodwill balance were as follows:

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)

	December 31, 2025	December 31, 2024
	(In thousands)
Goodwill, opening balance	$63,063	$63,063
Acquisition of Teads	502,582	—
Goodwill impairment	(352,130)	—
Foreign currency translation	67,476	—
Goodwill, closing balance	$280,991	$63,063

During the fourth quarter of 2025, the Company identified a triggering event as a result of a sustained decrease in its stock price and related decline in market capitalization. Accordingly, the Company performed a quantitative goodwill impairment test as of December 31, 2025 for its single reporting unit.
The fair value of the reporting unit was estimated using a combination of (i) an income approach (discounted cash flow model) and (ii) a market approach (guideline public company method). In developing the fair‑value estimate, the Company considered key assumptions, including projected revenue growth consistent with industry peers, and a discount rate reflecting market and company‑specific risks. Under the market approach, the Company considered valuation multiples of publicly traded companies operating in similar markets to develop a market‑participant–based indication of fair value. The Company evaluated the relevance and comparability of guideline companies and applied market‑participant considerations in assessing the market approach results.
Based on this analysis, the carrying amount of the reporting unit exceeded its estimated fair value, and the Company recognized a non‑cash goodwill impairment charge of $352.1 million for the twelve months ended December 31, 2025. The impairment charge did not impact the Company’s cash flows, liquidity, or compliance with debt covenants. No goodwill impairment was recognized for the twelve months ended December 31, 2024 and 2023.
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows:

	December 31, 2025
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed technology	5.0 years	$91,699	$(23,585)	$68,114
Customer relationships	10.3 years	264,455	(29,975)	234,480
Publisher relationships	8.0 years	64,632	(15,075)	49,557
Trade names	11.0 years	27,480	(3,588)	23,892
Other	15.8 years	905	(370)	535
Total intangible assets, net		$449,171	$(72,593)	$376,578

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)

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
During the twelve months ended December 31, 2025, in connection with the post-merger integration of the newly acquired Teads business, the Company made a decision to discontinue its video product offering associated with its prior acquisition of vi. Accordingly, the Company fully wrote off the associated intangible assets, as detailed below:

Twelve Months Ended December 31, 2025
(In thousands)
Developed technology	$5,950
Customer relationships	259
Publisher relationships	6,426
Trade names	2,373
Content provider relationships	100
Impairment of intangible assets	$15,108
No impairment charges were recorded for the Company’s intangible assets subject to amortization during the years ended December 31, 2024 and 2023.
As of December 31, 2025, estimated amortization related to the Company’s identifiable Acquisition-related intangible assets in future periods was as follows:

Year Ending December 31,	Amount
(In thousands)
2026	$53,145
2027	52,983
2028	52,929
2029	52,929
2030	37,769
Thereafter	126,823
Total	$376,578

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
6. Balance Sheet Components
Accounts Receivable and Allowance for Credit Losses
Accounts receivable, net of allowance for credit losses consists of the following:

	December 31,
	2025	2024
	(In thousands)
Accounts receivable	$358,728	$155,089
Allowance for credit losses	(16,376)	(5,922)
Accounts receivable, net of allowance for credit losses	$342,352	$149,167
The allowance for credit losses consists of the following activity:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Allowance for credit losses, beginning balance	$5,922	$10,380	$5,512
Provision for credit losses, net of recoveries	14,287	2,445	8,220
Write-offs	(3,833)	(6,903)	(3,352)
Allowance for credit losses, ending balance	$16,376	$5,922	$10,380
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following:

	December 31,
	2025	2024
	(In thousands)
Prepaid taxes	$30,290	$9,247
Prepaid traffic acquisition costs	6,794	11,379
Prepaid software licenses	5,211	2,233
Other prepaid expenses and other current assets	7,052	4,976
Total prepaid expenses and other current assets	$49,347	$27,835

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consists of the following:

	December 31,
	2025	2024
	(In thousands)
Capitalized software development costs (1)	$104,877	$88,302
Computer and equipment	69,670	68,303
Leasehold improvements	4,374	3,036
Software	3,560	3,137
Furniture and fixtures	1,643	978
Property, equipment and capitalized software, gross	184,124	163,756
Less: accumulated depreciation and amortization	(133,126)	(118,506)
Total property, equipment and capitalized software, net	$50,998	$45,250
(1) During the twelve months ended December 31, 2025, in connection with the post-merger integration following the Acquisition, the Company decided to discontinue its vi video product offering and recorded a charge of $0.4 million to fully impair the remaining unamortized capitalized software development costs associated with this technology.
The Company capitalized software development costs, including stock-based compensation, of $16.6 million and $9.9 million for the years ended December 31, 2025 and 2024, respectively. Accumulated amortization for capitalized software development costs was $75.5 million and $67.2 million as of December 31, 2025 and 2024, respectively.
Total depreciation expenses (including amortization of internal-software) for the twelve months ended December 31, 2025, 2024, 2023, were $18.5 million, $16.1 million, and $16.5 million, respectively.
As of December 31, 2025 and 2024, there were no assets financed under finance leases. Amortization expense related to total computer equipment financed and software licensed under finance leases was $0.2 million and $1.6 million, respectively, for the years ended December 31, 2024 and 2023.
Accounts Payable
The Company’s accounts payable includes $217.3 million and $193.4 million of traffic acquisition costs as of December 31, 2025 and 2024, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following:

	December 31,
	2025	2024
	(In thousands)
Accrued agency commissions	$69,446	$18,053
Accrued tax liabilities	26,328	9,002
Interest payable	23,663	58
Operating lease obligations, current	9,108	4,033
Accrued professional fees	8,187	18,630
Other	15,978	6,413
Total accrued and other current liabilities	$152,710	$56,189

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)

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
The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2025
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$18,602	$26,901	$—	$45,503
Restricted time deposits (2)	—	1,477	—	1,477
Severance pay fund deposits (2)	—	5,158	—	5,158
Foreign currency forward contract (3)	—	383	—	383
Total financial assets	$18,602	$33,919	$—	$52,521
Financial Liabilities:
Foreign currency forward contract (4)	—	15	—	15
Total financial liabilities	$—	$15	$—	$15

	December 31, 2024
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$30,754	$95,161	$—	$125,915
Restricted time deposits (2)	—	631	—	631
Severance pay fund deposits (2)	—	5,255	—	5,255
Foreign currency forward contract (3)	—	493	—	493
Total financial assets	$30,754	$101,540	$—	$132,294
Financial Liabilities:
Foreign currency forward contract (4)	—	193	—	193
Total financial liabilities	$—	$193	$—	$193
_____________________
(1)Money market securities are valued using Level I of the fair value hierarchy, while the fair values of U.S. Treasuries, government bonds, commercial paper, corporate bonds and municipal bonds are considered Level II and are obtained from independent pricing services,

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
which may use various methods, including quoted prices for identical or similar securities in active and inactive markets. See Note 4 for additional detail of the Company’s fixed income securities by balance sheet location.
(2)Recorded within other assets.
(3)Recorded within prepaid expenses and other current assets.
(4)Recorded within accrued and other current liabilities.
The Company enters into foreign currency forward exchange contracts to manage the effects of fluctuations in foreign currency exchange rates on its net cash flows from non-U.S. dollar denominated operations. Pursuant to the new master netting agreement entered into in February 2025, the Company may set off the amounts payable in the same currency. However, the Company records the fair values of the assets and liabilities relating to its undesignated foreign currency forward contracts on a gross basis in its consolidated balance sheets and no amounts have been offset. The Company was not required to post cash collateral as of December 31, 2025.
By entering into foreign currency forward contracts, the Company is exposed to a potential credit risk that the counterparty to its contracts will fail to meet its contractual obligations. If a counterparty fails to perform, the Company’s maximum credit risk exposure would be the positive fair value of the foreign currency forward contracts, or any asset balance, which represents the amount the counterparty owes to the Company. In order to mitigate the counterparty risk, the Company performs an evaluation of its counterparty credit worthiness, and its forward contracts have a term of no more than 18 months. For the years ended December 31, 2025, 2024 and 2023, the Company recorded net unrealized gains of $0.1 million, net unrealized losses of $0.8 million, and net unrealized gains of $1.6 million, respectively, within interest income and other income, net in its consolidated statements of operations, related to mark-to-market adjustments on its undesignated foreign currency forward contacts.
Due to their short term nature, the fair value of the Company’s borrowings outstanding under its Overdraft Facility (as defined below in Note 9), generally approximates their carrying value. The Notes (as defined below in Note 9) are recorded within long-term debt on the Company’s consolidated balance sheets at their carrying value, which may differ from their fair value. The fair value of the Notes is estimated using external pricing data, including any available market prices and based on other debt instruments with similar characteristics. The following table summarizes the carrying value and the estimated fair value of the Notes, based on Level II measurements of the fair value hierarchy:

	December 31, 2025
	Carrying Value	Estimated Fair Value
	(In thousands)
10% Senior Secured Notes	$605,113	$252,861
See Note 9 for additional information relating to the Notes.
Non-Financial Assets
The Company’s non-financial assets, which primarily consist of goodwill, definite-lived intangibles assets, operating lease right-of-use assets and property and equipment, are not required to be carried at fair value on a recurring basis and are reported at their carrying value. The Company’s goodwill is assessed for impairment at least annually, while other long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated and are adjusted to fair value only when an impairment is recognized, or in the event an asset is held for sale. In 2025, the Company recorded impairment changes for goodwill as disclosed in Note 5. The Company determines the fair values of these assets using Level III measurements, based on the Company’s best estimates of the amount and timing of future discounted cash flows, historical experience, market conditions, business plans and performance expectations.

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
In connection with the post-merger integration following the Acquisition, the Company made a decision to deprecate the video product offering associated with its prior acquisition of vi. Accordingly, during the twelve months ended December 31, 2025, the Company recorded impairment charges totaling $15.5 million to fully impair the carrying values of the related definite-lived long lived assets of $15.1 million and capitalized software of $0.4 million, as there are no material remaining future cash flows associated with this technology (see Notes 5 and 6 for additional information). In addition, during the twelve months ended December 31, 2025, the Company exited one of its office locations, resulting in a non-cash charge of $0.1 million to fully impair the associated right-of-use asset.
8. Leases
The Company leases certain office facilities, managed data center facilities and vehicles under non-cancelable operating lease arrangements for its U.S. and international locations that expire on various dates through 2034.
Upon completing the Acquisition, the Company classified the acquired leases as operating leases under U.S. GAAP and performed a measurement of the lease liabilities as of the Acquisition date. The right-of-use asset was measured at the same amount, adjusted to reflect any favorable and unfavorable market adjustments. The Company elected to apply the short-term lease measurement and recognition exemption to acquired leases that had a remaining lease term of 12 months or less as of the Acquisition date, as well as its existing election not to separate the lease and non-lease components for its real estate leases.
The following table summarizes assets and liabilities related to the Company’s operating leases:

	Consolidated Balance Sheet Location	December 31, 2025	December 31, 2024
		(In thousands)
Operating lease assets	Operating lease right-of-use assets, net	$28,810	$15,047

Current liabilities	Accrued and other current liabilities	$9,108	$4,033
Non-current liabilities	Operating lease liabilities, non-current	21,674	11,783
The following table presents the components of the Company’s total lease expense:

		Twelve Months Ended December 31,
	Consolidated Statements of Operations Location	2025	2024	2023
		(In thousands)
Operating lease cost:
Fixed lease costs	Cost of revenue and operating expenses	$11,242	$5,130	$4,453
Variable lease costs	Operating expenses	1,385	328	207
Short-term lease costs	Operating expenses	1,485	552	578
Lease impairment cost (1)	Impairment charges of intangible assets	99	—	—
Sublease income	Operating expenses	(907)	(159)	—
Finance lease cost:
Depreciation	Cost of revenue	—	226	1,632
Interest	Interest expense	—	3	83
Total lease cost		$13,304	$6,080	$6,953

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
(1)During the twelve months ended December 31, 2025, the Company exited one of its office locations, resulting in a non-cash charge of $0.1 million to impair the associated right-of-use asset, recorded within impairment charges of intangible assets.
As of December 31, 2025, the maturities of the Company’s lease liabilities under operating leases were as follows:

Year	Operating Leases
(In thousands)
2026	$11,565
2027	9,964
2028	7,749
2029	5,231
2030	1,424
Thereafter	557
Total minimum payments required	$36,490
Less: imputed interest	5,708
Total present value of lease liabilities	$30,782
The following table summarizes weighted-average lease terms and discount rates for the Company’s operating leases:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	3.53 years	4.40 years
Weighted-average discount rate	9.85%	9.68%
Supplemental cash flow information related to the Company’s leases is as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
	(In thousands)
Cash paid for amounts included in measurement of operating lease liabilities:
Operating cash outflows from operating leases	$11,694	$5,092	$4,297
Cash flows from finance leases	$—	$263	$1,830
Right-of-use assets obtained in exchange for new lease obligations	$19,977	$6,917	$5,061
9. Debt Obligations
The Company had no borrowings outstanding as of December 31, 2024. The following table presents the Company’s debt obligations as of December 31, 2025:

December 31, 2025
(In thousands)
10% Senior Secured Notes	$628,226
Debt discount	(10,364)
Unamortized debt issuance costs	(12,749)
Total long-term debt	605,113
Short-term debt (€15 million)	17,595
Total debt	$622,708
10% Senior Secured Notes due 2030
On February 11, 2025, the Company’s wholly-owned subsidiary, OT Midco (“Midco”), completed a private offering (the “Offering”) of $637.5 million in aggregate principal amount of 10.000% senior secured notes due 2030 (the “Notes”) at an

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
issue price of 98.087% of the principal amount thereof in a transaction exempt from registration under the Securities Act of 1933, as amended. The Notes bear interest from February 11, 2025 at an annual rate of 10.000%, payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2025. The Notes will mature on February 15, 2030. The associated discount of $12.2 million and debt issuance costs of $15.0 million were recorded as a reduction in long-term debt and are being amortized using the effective interest method with an 11.116% effective interest rate per annum over the five-year term of the Notes. During the twelve months ended December 31, 2025, approximately $59.7 million, including the amortization of the related discount and deferred financing costs, were recognized within interest expense in the Company’s consolidated statement of operations.
On June 17, 2025, the Company completed the repurchase of $9.3 million aggregate principal amount of the Notes for $8.0 million in cash, including accrued interest, representing a discount of approximately 17% to the principal amount of the repurchased Notes. As a result, the Company recorded a pre-tax gain of $1.2 million within other income in the Company’s consolidated statements of operations for the twelve months ended December 31, 2025.
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

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
Short -Term Debt
Following the close of the Acquisition, the Company’s new French subsidiary has an overdraft short-term credit facility with HSBC (“Overdraft Facility”), which provides Teads France with a revolving line of credit of up to €15 million at a 3-month Euro Interbank Offered Rate (“EURIBOR”), plus a margin of 1.8%, payable quarterly in arrears. The Overdraft Facility may be used to fund general working capital needs of Teads France. Borrowings under the Overdraft Facility are subject to a commission fee of 0.035% per annum, and a facility fee of 1.25% per annum. There are no financial covenants relating to the Overdraft Facility. As of December 31, 2025, approximately $17.6 million (€15 million) in borrowings were outstanding under the Overdraft Facility, which were recorded within short-term debt in the Company’s consolidated balance sheets.
Convertible Notes
On September 19, 2024, the Company repurchased the remaining $118.0 million aggregate principal amount of its previously outstanding Convertible Notes via a privately negotiated repurchase agreement with Baupost, for approximately $109.7 million in cash, including accrued interest, representing a discount of approximately 7.5% to the principal amount of the repurchased Convertible Notes. As a result, the Company recorded a pre-tax gain of approximately $8.8 million within gain on repurchase of long-term debt in the Company’s consolidated statement of operations for the twelve months ended December 31, 2024. Following the closing of the repurchases, the repurchased notes were cancelled by the Trustee, and there were no Convertible Notes outstanding as of December 31, 2024.
Credit Facilities
Credit Agreement
On February 3, 2025 (the “Credit Facilities Closing Date”), the Company and Midco entered into a credit agreement (the “Credit Agreement”), among the Company, Midco, the additional borrowers party thereto from time to time, Goldman Sachs Bank USA, as sole administrative agent and swingline lender, U.S. Bank Trust Company, National Association, as the collateral agent, and the lenders, issuing banks and arrangers party thereto from time to time. The Credit Agreement established a super senior secured revolving credit facility in an aggregate principal amount of $100.0 million (the “2025 Revolving Facility”) and a senior secured bridge term loan credit facility in an aggregate principal amount of $625.0 million (the “Bridge Facility”). The Bridge Facility had a maturity date of February 2, 2026, which could be extended under some circumstances.
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
On February 11, 2025, the Bridge Facility, including accrued and unpaid interest thereon, was fully repaid and cancelled using proceeds from the private offering of the Notes and cash on hand. During twelve months ended December 31, 2025, approximately $13.3 million of the associated costs and fees and interest were recognized within interest expense in the Company’s consolidated statement of operations.
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

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
Revolving Facility lenders will not be under any obligation to provide any such incremental commitments, and any such increase in commitments will be subject to certain customary conditions precedent.
Additional wholly-owned subsidiaries of the Company organized in certain jurisdictions may become borrowers under the 2025 Revolving Facility from time to time. The 2025 Revolving Facility is a senior secured obligation of the Company, Midco and the Credit Facilities Guarantors (as defined below), provided, that, with respect to the application of proceeds from enforcement or distressed disposals of collateral, the 2025 Revolving Facility will rank super senior to other senior secured indebtedness of the Company, Midco and the Credit Facilities Guarantors (as defined below).
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
The Credit Agreement includes a customary springing financial covenant with respect to the 2025 Revolving Facility that will require the Company and its restricted subsidiaries to comply with a maximum senior secured net leverage ratio in the event that utilization exceeds 40% of the facility limit. The Credit Agreement also contains customary events of default, including, among other things, payment default, cross default, judgment default and certain provisions related to bankruptcy events, subject to cure and grace periods in certain cases. If an event of default occurs under the Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowing immediately due and payable.
As of December 31, 2025, the Company was in compliance with all related financial covenants. Because our senior secured net leverage ratio exceeded the maximum threshold as of the measurement date, our available borrowing capacity was limited to $40.0 million (representing 40% of the facility limit) to maintain compliance with the springing financial covenant. As of December 31, 2025, the Company had no borrowings outstanding under the Credit Agreement. Other assets in the Company’s consolidated balance sheets as of December 31, 2025, include deferred financing costs of $3.2 million, which are being amortized over the term of the 2025 Revolving Facility. During the twelve months ended December 31, 2025, approximately $0.7 million of deferred financing costs were recognized within interest expense included in the Company’s consolidated statement of operations.

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
Termination of the 2021 Facility
On February 3, 2025, in connection with the Company’s entry into the Credit Agreement described above, the Company terminated the Second Amended and Restated Loan and Security Agreement, dated as of November 2, 2021, by and among the Company, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, Zemanta Holding USA Inc. and Zemanta Inc. Accordingly, the Company recognized the remaining $0.2 million of unamortized deferred financing costs within interest expense in its consolidated statements of operations for the twelve months ended December 31, 2025.
The Company recognized total interest expense of $75.1 million, $3.6 million, and $5.4 million for the twelve months ended December 31, 2025, 2024, and 2023, respectively. Total interest expense includes $16.6 million of amortization for deferred financing costs and discount for the twelve months ended December 31, 2025 and no amortization for the twelve months ended December 31, 2024, and 2023.
10. Income Taxes
In 2025, the Company adopted ASU 2023-09 with prospective application. ASU 2023-09 updates disclosure requirements for the reconciliation of tax expense from continuing operations, income taxes paid and modifies other income tax related disclosures.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the U.S., with certain provisions of OBBBA effective in 2025 and others becoming effective in 2026 and beyond. The OBBBA amends U.S. tax law including provisions related to bonus depreciation, interest deduction limitations, research and development, and foreign derived intangible income. The OBBBA provisions did not have a material impact on the Company’s total tax benefits for the period ended December 31, 2025 but will result in lower cash taxes due to a favorable change to the US interest expense limitation regime, which allowed for more interest to be deducted in 2025 rather than carried forward into future years. The Company will continue to evaluate discretionary elections available and other provisions which become effective in 2026.
The components of income (loss) before income taxes and the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
United States	$(330,776)	$(36,653)	$16,837
Foreign	(146,908)	38,357	(482)
Income (loss) before provision for income taxes	$(477,684)	$1,704	$16,355

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Current tax provision (benefit):
Federal	$2,199	$1,566	$5,177
State	(14,567)	(302)	57
Foreign	24,189	6,246	5,191
Total current tax provision	11,821	7,510	10,425
Deferred tax provision (benefit):
Federal	23,932	(2,570)	(2,427)
State	11,333	(186)	446
Foreign	(7,700)	(2,339)	(2,331)
Total deferred tax provision (benefit)	27,565	(5,095)	(4,312)
Provision for income taxes	$39,386	$2,415	$6,113

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
The items comprising the differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on income (loss) before income taxes for the years ended December 31 are summarized in the tables below:

	December 31, 2025
	Amount
	(in thousands)	Percentage
Statutory Federal Income Tax at 21%	$(100,314)	21.0%
State & local income taxes, net of federal income tax effect (1)	(249)	0.1%
Foreign Tax Effects:
France
Statutory tax rate difference	(7,245)	1.5%
Other	983	(0.2)%
Japan
Goodwill impairment	5,047	(1.1)%
Other	1,422	(0.3)%
Switzerland
Goodwill impairment	5,357	(1.1)%
Other	2,201	(0.5)%
United Kingdom
Goodwill impairment	10,672	(2.2)%
Other	360	(0.1)%
Other foreign jurisdictions	23,858	(5.0)%
Effects on cross-border tax laws	5,996	(1.3)%
Tax Credits
Anticipated foreign branch tax credits	(16,081)	3.4%
Other	(2,566)	0.5%
Changes in U.S. federal valuation allowances	63,926	(13.4)%
Nontaxable or nondeductible items
Impairment of Goodwill	35,911	(7.5)%
Other	6,374	(1.2)%
Changes in unrecognized tax benefits	3,731	(0.8)%
Total	$39,386	(8.2)%
___________________________________________
(1) In 2025, state and local income taxes in New York and New York City comprise more than 50% of state and local taxes.

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)

	2024	2023
Tax at statutory federal rate	21.0%	21.0%
State tax—net of federal benefit	(10.1)%	2.4%
Foreign withholding taxes	0.5%	1.8%
Foreign rate differential (1)	81.5%	12.5%
Stock compensation and other permanent items	83.4%	7.0%
Tax impacts of intercompany sale of assets	(21.6)%	—%
Transaction costs	146.4%	—%
Tax rate change	7.6%	1.6%
Uncertain tax positions	(142.1)%	6.5%
Change in valuation allowance	(141.1)%	4.2%
Global intangible low-taxed income and Subpart F inclusion	1.9%	4.4%
Foreign-derived intangible income deduction	(39.0)%	(12.6)%
Foreign tax credits	(60.9)%	(6.1)%
Capital loss carryforwards	65.9%	—%
Return to provision adjustments	153.7%	(5.1)%
Other	(5.4)%	(0.2)%
Effective tax rate	141.7%	37.4%
_______________________________
(1) Primarily relates to higher tax rates relating to certain of the Company’s European operations.
Deferred taxes are the result of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities as of December 31, 2025 and 2024 were comprised of the following:

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$26,102	$10,197
Foreign tax credit carryforwards	3,403	2,530
Capital loss carryforwards	788	2,286
Stock-based compensation	4,144	2,106
Accruals, reserves, and other	24,716	4,365
Interest & related financing costs	12,249	2,929
Capitalization of research and development costs	40,046	29,561
Anticipated foreign branch tax credits	22,349	—
Allowance for credit losses	4,358	1,477
Gross deferred tax assets	138,155	55,451
Valuation allowance	(104,070)	(13,904)
Total deferred tax assets	34,085	41,547
Deferred tax liabilities:
Intangible assets and capitalized software	(88,272)	(2,275)
Tax on unremitted foreign earnings	(8,429)	—
Total deferred tax liabilities	(96,701)	(2,275)
Net deferred tax (liabilities) assets	$(62,616)	$39,272

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
The Company regularly assesses the need for a valuation allowance on its deferred tax assets, and to the extent that it determines that an adjustment is needed, such adjustment will be recorded in the period that the determination is made.
As of December 31, 2025, the Company has recorded a valuation allowance against its net deferred tax assets in several jurisdictions, most notably in the U.S. In accordance with ASC 740, the Company considered all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized.
Negative evidence considered by the Company primarily included: (i) macroeconomic challenges which led to a sustained deterioration of operating results throughout the year. (ii) continued integration challenges which contributed to U.S. pretax losses, (iii) expectation of future U.S. losses.

Positive evidence considered included: (i) the combined business reflects three-years of cumulative pretax U.S. income, (ii) future taxable income generated by U.S. capitalization of foreign Section 174 expenditures and (iii) inclusion of foreign sourced income in the U.S. based on global intangible low-taxed income (“GILTI”) and Subpart F regimes.
As of each reporting date, the Company will continue to consider existing evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. It is possible that the valuation allowance could change in the next 12 months.
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the Company recorded a valuation allowance of $104.1 million and $13.9 million against certain deferred tax assets, of which $87.8 million and $11.8 million related to U.S. federal & state valuation allowances, as of December 31, 2025 and December 31, 2024, respectively. The net valuation allowance increased by $90.2 million and decreased by $2.4 million for the years ended December 31, 2025 and 2024, respectively, compared to their respective prior year periods.
As of December 31, 2025 and 2024, the Company had U.S. federal net operating loss carryforwards of $2.8 million and $2.5 million, respectively. The federal net operating loss carryforwards will expire at various amounts beginning in the year ending December 31, 2032, if not utilized. Utilization of the net operating losses remaining as of December 31, 2025 is subject to an annual limitation provided for in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and any annual limitation could result in the expiration of net operating loss carryforwards before utilization.
As of December 31, 2025 and 2024, the Company had state net operating loss carryforwards of $128.5 million and $122.1 million, respectively. State net operating losses will expire at various amounts beginning in the year ending December 31, 2026, if not utilized.
As of December 31, 2025 and 2024, the Company had U.K. foreign tax credits of $2.5 million and $2.1 million, respectively, which can be carried forward indefinitely. As of December 31, 2025, the Company had Swiss foreign tax credits of $0.5 million. The Company had no Swiss foreign tax credit as of December 31, 2024. As of December 31, 2025 and 2024, the Company also had U.S. foreign tax credits of $0.4 million, which can be carried forward for 10 years.
The Company’s previously undistributed earnings of foreign subsidiaries are no longer indefinitely reinvested due to current U.S. funding needs. Therefore, in 2025, an incremental deferred tax liability of $8.4 million was recorded for withholding tax and other income taxes due upon future distribution of earnings.

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)
Unrecognized Tax Benefits
The activity related to the gross amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Beginning balance	$6,002	$8,423	$7,352
Decreases due to tax settlements	—	(5,395)	—
Decreases due to expirations of statutes of limitations	(309)	(120)	(699)
Additions based on tax positions related to prior year	21,409	3,094	1,612
Additions based on tax positions related to current year	—	—	158
Ending balance	$27,102	$6,002	$8,423
As of December 31, 2025, the Company had approximately $27.1 million of gross unrecognized tax benefits of which $7.8 million, if fully recognized, would impact our effective tax rate. The current year balance increased $19.1 million related to the Acquisition, which has an offsetting indemnification asset. While it is often difficult to predict the outcome of any particular uncertain tax position, the Company believes it is reasonably possible that its unrecognized tax benefits will decrease by approximately $8.2 million during the next 12 months, primarily due to the expiration of statute of limitations and audit settlements. The Company further expects that the amount of unrecognized tax benefits will continue to change in the future as a result of ongoing operations, the outcomes of audits, and the expiration of the statute of limitations. This change is not expected to have a significant impact on the Company’s results of operations or financial condition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax provision (benefit). For the year ended December 31, 2025, the Company recognized $2.2 million of accrued interest and penalties, which are reflected in the table above. Accrued interest and penalties recognized for the year ended December 31, 2024 were $0.1 million.
The Company is subject to taxation in the United States, various states, and several foreign jurisdictions. The Company establishes reserves for open tax years for uncertain tax positions that may be subject to challenge by various taxing authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate. United States and foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years. However, the statute of limitations does not begin for years that a net operating loss carryforward was generated until the loss is applied against taxable income. In that scenario, the taxing authority can only make adjustments in the original loss year to the extent of the net operating loss. The open audit years are 2022 through 2025 in the U.S., 2023 through 2025 in U.K, and 2021 through 2025 in Israel. The Company is currently under audit for 2018 through 2021 in Germany and 2022 through 2024 in Japan.
The table below provides the updated requirements of ASU 2023-09 for cash paid for income taxes, net of refunds:

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)

Year Ended December 31, 2025
(In thousands)
Federal	$2,631
State	612
Foreign:
France	6,873
Israel	2,051
Italy (IRES)	3,740
Japan (National)	1,420
United Kingdom	(2,422)
Other	8,879
Total Foreign	20,541
Total cash paid for income taxes, net of refunds	$23,784
11. Commitments and Contingencies
Non-cancelable Purchase Commitments
In the ordinary course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase primarily software, IT, and cloud related-based services. As of December 31, 2025, the Company had outstanding non-cancelable purchase commitments in the amount of $141.3 million.
Other Commercial Commitments
In the ordinary course of business, we enter into agreements with certain media partners under which, in some cases, we agree to pay a guaranteed amount—generally tied to page views, placements, or other inventory-based metrics. These arrangements could result in losses on individual media partner accounts when guaranteed amounts exceed the revenue ultimately generated. Contract terms typically range from one to several years.
Legal Proceedings and Other Matters
From time to time, we are involved in, or may become subject to, legal proceedings, claims and government investigations arising in the ordinary course of business, including disputes related to intellectual property, commercial agreements, privacy matters and employment issues. We describe below certain legal proceedings to which we are a party.
Verve Group Arbitration

In December 2025, Verve Group Europe GmbH (“Verve”) filed a petition to compel arbitration against our subsidiary, Zemanta, Inc., in the U.S. District Court for the Southern District of New York. Verve alleges breach of contract related to certain unpaid invoices and seeks payment of approximately $8.1 million. The dispute relates to withholdings we applied to Verve’s accounts following the identification of significant volumes of invalid traffic and non-compliant activity originating from Verve’s inventory. We believe Verve’s claims are without merit, as it is our position that our withholdings were based on documented traffic quality issues, and we intend to defend the matter vigorously.
Other Matters

In addition to the matter described above, we are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We do not believe that the final outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)

In connection with the Acquisition, the Company identified and recorded a $19.1 million provision related to certain income tax items under ASC 740, “Income Taxes,” and an $8.7 million provision related to certain non-income tax items accounted for under ASC 450, “Contingencies,” within contingent tax liabilities in its consolidated balance sheet as of December 31, 2025. The Company has also recorded an indemnification asset in the full amount of the provision of $27.8 million, as the Company is indemnified against certain tax liabilities under the SPA. Altice Teads’ indemnification obligation may be increased if other indemnified risks materialize and will remain in place until all covered matters are resolved.

12. Stockholders’ Equity
The Company’s certificate of incorporation, as amended and restated in June 2025, provides the Company with the authority to issue up to 1.1 billion shares, comprised of 1.0 billion shares of Common Stock and 0.1 billion shares of $0.001 par value preferred stock. Each holder of Common Stock is entitled to one vote with respect to each share of Common Stock and is entitled to dividends, if and when declared by the Company’s Board of Directors (the “Board”), subject to preferential rights of preferred stockholders.
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
Share Repurchases
On December 14, 2022, the Board approved a share repurchase program, authorizing the Company to repurchase up to $30 million of Common Stock, with no requirement to purchase any minimum number of shares. The manner, timing, and actual number of shares repurchased under the program will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through privately negotiated transactions or open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, as amended. The repurchase program may be commenced, suspended, or terminated at any time by the Company at its discretion without prior notice. There were no share repurchases under the Company’s share repurchase program during the twelve months ended December 31, 2025. During the twelve months ended December 31, 2024, the Company repurchased 1,410,001 shares with a fair value of $5.8 million under the repurchase program.
As of December 31, 2025, the remaining availability under the Company’s $30 million share repurchase program was $6.6 million. Commission costs associated with share repurchases and any excise taxes accrued as a result of the Inflation Reduction Act of 2022 do not reduce the remaining authorized amount under the repurchase programs.
In addition to its publicly announced programs, the Company may periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of the Company’s equity incentive plans and the underlying award agreements. During 2025, 2024 and 2023, the Company withheld 207,573 shares, 162,157 shares, and 163,265 shares, respectively, with a fair value of $0.6 million, $0.8 million, and $0.8 million, respectively, to satisfy the minimum employee tax withholding obligations.

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)

Accumulated Other Comprehensive Income (Loss)
The following table details the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax:

	Foreign Currency Translation (Loss) Income	Unrealized (Loss) Gain on Investments in Marketable Securities(1)	Total Accumulated Other Comprehensive (Loss) Income
Balance–January 1, 2023	$(8,344)	$(1,569)	$(9,913)
Other comprehensive (loss) income before reclassifications, net of tax	(695)	1,136	441
Realized gains from sales of investments in marketable securities reclassified to earnings, net of tax	—	420	420
Other comprehensive (loss) income, net of tax	(695)	1,556	861
Balance–December 31, 2023	(9,039)	(13)	(9,052)
Other comprehensive (loss) income before reclassifications, net of tax	(504)	345	(159)
Realized losses from sales of investments in marketable securities reclassified to earnings, net of tax	—	(269)	(269)
Other comprehensive (loss) income, net of tax	(504)	76	(428)
Balance–December 31, 2024	(9,543)	63	(9,480)
Other comprehensive income (loss) before reclassifications, net of tax	106,202	(23)	106,179
Realized losses from sales of investments in marketable securities reclassified to earnings, net of tax	—	(40)	(40)
Other comprehensive income (loss), net of tax	$106,202	$(63)	$106,139
Balance–December 31, 2025	$96,659	$—	$96,659
(1) The tax effects related to unrealized gains (losses) on investments in marketable securities were not material in 2025 and 2024, and $(0.4) million in 2023. The tax effects associated with the realized gains (losses) on investments in marketable securities were not material in 2025, 2024 and 2023.
13. Stock-based Compensation
Equity Incentive Plans
In July 2021, the Board and the Company’s stockholders approved the 2021 Long-Term Incentive Plan (the “2021 Plan”), which may be used to grant, among other award types, stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”). The number of shares of Common Stock reserved for future issuance under the 2021 Plan will be increased pursuant to provisions for annual automatic evergreen increases. The Company’s previous awards issued under its 2007 Omnibus Securities and Incentive Plan, as amended and restated on January 21, 2009 and June 4, 2025 (the “2007 Plan”), remain subject to the 2007 Plan. As of December 31, 2025, 1,239,764 and 278,665 shares were available for grant under the 2021 Plan and the 2007 Plan, respectively. The Company generally issues new shares for stock option exercises and vesting of RSUs and PSUs.
The Company recognizes stock-based compensation expense for stock-based awards based on the estimated fair value of the awards on the grant date. The Company accounts for forfeitures as they occur. The following table summarizes stock-based compensation expense recognized in the Company’s consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Research and development	$2,442	$3,360	$2,971
Sales and marketing	5,875	5,401	4,587
General and administrative	5,393	6,700	4,583
Total stock-based compensation	$13,710	$15,461	$12,141
Tax benefit related to stock-based compensation expense	$2,503	$2,326	$1,727

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)

During the years ended December 31, 2025, 2024 and 2023, approximately $0.7 million, $0.6 million and $0.6 million, respectively, of stock-based compensation expense was capitalized by the Company as part of capitalized software development costs within property, equipment and capitalized software, net.
Stock Options
The following table summarizes stock option activity for the year ended December 31, 2025:

	Stock Options
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding — December 31, 2024	1,692,519	$9.68	3.04
Expired	(366,257)	$8.95
Outstanding — December 31, 2025	1,326,262	$9.89	2.23
Exercisable — December 31, 2025	1,326,262	$9.89	2.23
There were no new stock options granted in 2025, 2024 or 2023 and there were no stock options exercised in 2025, 2024 or 2023. As of December 31, 2025, there was no remaining unrecognized stock-based compensation related to unvested stock options.
Restricted Stock Units
The following table summarizes RSU activity for the year ended December 31, 2025:

	RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding—December 31, 2024	3,798,514	$5.31
Granted	6,919,527	$2.57
Vested	(2,148,719)	$4.88
Forfeited	(1,148,489)	$4.02
Outstanding—December 31, 2025	7,420,833	$3.08
The fair values of service-based RSUs are based on the fair value of the Common Stock on the date of grant. The weighted-average grant-date fair value for restricted stock units granted in 2025, 2024 and 2023 was $2.57, $4.57 and $4.81, respectively. As of December 31, 2025, the unrecognized stock-based compensation cost related to unvested RSUs was $20.4 million, which is expected to be recognized over a weighted average period of 2.74 years.

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)

Performance Stock Units

The following table summarizes PSU activity for the year ended December 31, 2025:

	PSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding—December 31, 2024	1,226,600	$3.01
Granted	2,002,848	$1.81
Vested	(199,177)	$3.60
Forfeited	(118,696)	$2.85
Outstanding—December 31, 2025	2,911,575	$2.15
The Company grants PSU awards to its senior executives and other key employees, some of which are subject to vesting conditions based on the Company’s financial or operational metrics and others of which are subject to market-based vesting conditions based on achievement of absolute and relative total shareholder return (“TSR”) metrics.
PSUs - Financial & Operational Vesting Conditions
The fair value of PSUs with financial and operational performance conditions is based on the fair value of the Common Stock on the date of grant. PSUs vest subject to employees’ continuing employment and the Company’s achievement of specified performance goals over the specified performance period (typically three years). Expense related to these PSUs is recognized ratably during the performance period, based on the probability of attaining the specified performance targets. The potential number of shares that may be earned is determined based on achievement of the performance targets up to a maximum of 150% of the number of PSUs granted. During the twelve months ended December 31, 2025, the Company granted 721,424 of these PSUs to its executives with a weighted average fair value of $2.57 per share.
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
The following assumptions are used to estimate the fair value of the Company’s market-based PSUs:

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)

	Year Ended December 31, 2025	Year Ended December 31, 2024
Expected volatility	52.35%	60.68%
Risk-free rate	3.83%	4.53%
Expected dividend yield	—	—
During the twelve months ended December 31, 2025, the Company granted 551,424 relative TSR awards to its senior executives and other key employees with a weighted average grant date fair value of $2.88 per share. In addition, in connection with the Acquisition, the Company granted a total of 730,000 absolute TSR awards to two of its key employees with a weighted average grant date fair value of $0.25 per share.
As of December 31, 2025, the unrecognized stock-based compensation cost related to unvested PSUs was $1.3 million, which is expected to be recognized over a weighted average period of 1.26 years .
Stock-Based Awards Granted Outside of Equity Incentive Plans
Warrants
The Company issued equity classified warrants to purchase shares of the Common Stock to certain third-party advisors, consultants and financial institutions. The remaining warrants expire in 2026. As of December 31, 2025 and 2024 there were 48,529 warrants outstanding with a weighted average excise price of $7.34. The weighted average remaining contractual term as of December 31, 2025 was 0.75 years.
Employee Stock Purchase Plan
As of December 31, 2025, approximately 3,350,446 shares of the Common Stock have been reserved for issuance under the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”), which is subject to annual automatic evergreen increases. There have been no shares purchased under the ESPP as it is not yet active.
14. Defined Benefit Plans
In connection with the Acquisition, the Company acquired certain defined benefit plans in two international locations. Pension benefits under these plans are based on the employee’s age, years of service, and compensation levels during their employment period.
As of December 31, 2025, the Company had net liabilities of $7.0 million recorded within other non-current liabilities in its consolidated balance sheet, which included an aggregate fair value of plan assets of $5.8 million and an aggregate projected benefit obligation of $12.8 million as of December 31, 2025. The plan assets, financed by the employer and employee contributions, are invested in cash, bonds, equities, real estate, and alternative investments.

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)

Projected Benefit Obligations, Fair Value of Plan Assets and Funded Status
The following table summarizes the change in projected benefit obligation, the change in plan assets and the funded status of the Company’s defined benefit pension plan:
Benefit Obligations

December 31, 2025
(In thousands)
Projected benefit obligations, beginning of year	$—
Acquisition of pension plans	10,803
Service cost	915
Interest cost	160
Actuarial (gain) loss	(757)
Foreign currency exchange rate changes	1,621
Projected benefit obligation, end of year	$12,742
Fair Value of Plan Assets

December 31, 2025
(In thousands)
Fair value of plan assets, beginning of year	$—
Acquisition of pension plans	5,839
Expected return on plan assets	171
Difference between expected return and actual return on plan assets	(1,130)
Foreign currency exchange rate changes	874
Fair value of plan assets, end of year	$5,754
Unfunded status of the plans	$6,988
The Company is required to recognize the net funded status of its defined benefit plan on a standalone basis as either an asset or a liability on the consolidated balance sheet. Actuarial gains or losses, and prior service costs or credits, are initially recorded in accumulated other comprehensive income (loss) and reclassified out into earnings in the same period.
For the period from February 2, 2025 through December 31, 2025, the Company recognized $0.4 million of actuarial loss, net in accumulated other comprehensive income (loss) in connection with the annual remeasurement, which was reclassified out into earnings in the same period. Such amount is recorded in the consolidated statements of income within other (expense) income, net.

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)

Net Periodic Benefit Cost
The following table summarizes the components of the Company’s net periodic benefit cost related to the Company’s defined benefit pension plans:

For the period from February 2, 2025 through December 31, 2025
(In thousands)
Service cost	$915
Interest cost	160
Expected return on plan assets	(171)
Actuarial loss, net	373
Foreign exchange rate changes	746
Total net periodic benefit cost	$2,023
The service cost component of net periodic benefit cost is recorded within operating expenses in the consolidated statements of income while the other components are recorded in other (expense) income, net.
Actuarial Assumptions

The following table provides the weighted-average actuarial assumptions used to develop the Company’s project benefit obligation as of December 31, 2025:

	Switzerland Pension Plan	France Pension Plan
Discount rate	1.29%	4.35%
Rate of compensation increase	3.00%	3.00%
The following table provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost for the twelve months ended December 31, 2025:

	Switzerland Pension Plan	France Pension Plan
Discount rate	1.10%	3.37%
Rate of compensation increase	3.00%	3.00%
Expected return on assets	3.30%	N/A
A discount rate is used to determine the present value of the Company’s projected benefit obligations. The discount rate used to measure benefit obligations is based on high quality corporate bond yields. The plans’ expected cash flows are projected throughout the life of the plans and then are discounted to the measurement date using the spot rate in effect at that point in time the cash flow is expected to be paid. The discount rate used for valuation purposes is then the single annual equivalent rate that would produce the same present value as the yield curve spot rate.
Assumptions used for the expected return on plan assets are used to determine a component of net periodic benefit cost for the year. As the pension plans are outside of the U.S., consideration is given to local market expectations of long-term returns.
As of December 31, 2025, the impact of each basis point change in the discount rate on the projected benefit obligation is as follows:

Increase (Decrease) in the Projected Benefit Obligation
(In thousands)
One basis point increase in discount rate	$(3,107)
One basis point decrease in discount rate	$4,358

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)

Pension Plan Assets
The Company’s defined benefit plans are unfunded. There are no plan assets for the pension plan in France. The Company’s Swiss defined benefit plan is underfunded and its plan assets are managed by a third-party custodian. The plan assets are financed by the employer and employee contributions, are invested in cash, bonds, equities, real estate, and alternative investments.
The fair value disclosures have not been provided for our pension plan in Switzerland since asset allocations are determined and managed by the third-party custodian. In general, the asset allocations for this plan are approximately 39.73% in equity securities, 22.90% in debt securities and 37.37% in other securities. The amount of assets having significant unobservable inputs (Level 3), if any, in this plan would be immaterial to our financial statements.
Expected Benefit Payments
Information about expected benefit payments is as follows:

Amount
Year Ending December 31,	(In thousands)
2026	$2
2027	$4
2028	$7
2029	$29
2030	$18
2031-2035	$293
There were no cash contributions required to be made to the Company’s defined benefit plans during the period from February 2, 2025 through December 31, 2025.

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)

15. Net Income (Loss) Per Common Share
The following table presents the computation of the Company’s basic and diluted net income (loss) per share attributable to its Common Stockholders:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Numerator:
Basic and diluted:
Net (loss) income attributed to Common Stockholders - basic	$(517,070)	$(711)	$10,242
Adjustments related to convertible debt (1)	—	(4,825)	(13,930)
Net loss attributable to Common Stockholders - diluted	$(517,070)	$(5,536)	$(3,688)

Denominator:
Basic weighted-average shares	90,855,702	49,321,301	50,900,422
Weighted average dilutive share equivalents:
Convertible debt (1)	—	3,388,055	6,064,877
Diluted weighted-average shares	90,855,702	52,709,356	56,965,299

Net (loss) income per share attributable to Common Stockholders:
Basic	$(5.69)	$(0.01)	$0.20
Diluted	$(5.69)	$(0.11)	$(0.06)
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
The following weighted-average shares have been excluded from the calculation of diluted net income (loss) per share attributable to Common Stockholders for each period presented because they are anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
Options to purchase Common Stock	1,547,363	2,192,947	2,523,643
Warrants	48,529	172,159	188,235
Restricted stock units	6,369,694	3,939,256	3,275,430
Performance stock units	1,321,364	742,148	51,534
Total shares excluded from diluted net (loss) income per share	9,286,950	7,046,510	6,038,842
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
The Company generates its revenue by operating a two-sided technology platform that drives business results by connecting media owners and advertisers with engaged audiences to drive business outcomes. The Company’s platform enables thousands of digital media owners to provide tailored experiences to their audiences, delivering audience engagement and monetization. For advertisers, the Company’s platform optimizes audience attention and engagement to deliver greater return on investment at each step of the marketing funnel. This segment constitutes 100% of the Company’s consolidated revenue and profit and is the

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)

primary focus of the Company’s management’s decision-making regarding product development, marketing strategies and capital allocation.
The table below summarizes the results of operations that are provided to its CODM. As the Company has one reporting segment, net income is used as the measure of profit or loss to assess segment performance and allocate resources. The Company’s asset information is not regularly provided to the Company’s CODM.

	Year Ended December 31,
	2025	2024	2023

Revenue from external customers	$1,300,461	$889,875	$935,818
Less:
Traffic acquisition costs	770,799	653,731	708,449
Personnel-related costs	243,370	132,525	127,036
Merger and acquisition costs	28,931	14,256	—
Depreciation and amortization	66,720	19,479	20,702
Marketing and advertising expenses	34,497	9,736	9,806
Restructuring charges	15,288	742	3,509
Impairment of intangible assets	15,614	—	—
Goodwill impairment	352,130	—	—
Other cost of sales	73,730	30,893	29,077
Other segment expenses (1)	98,401	41,151	45,878
Gain on repurchase of long-term debt	(1,225)	(8,782)	(22,594)
Interest expense	75,135	3,649	5,393
Other expense (income) and interest income, net	4,755	(9,209)	(7,793)
Provision for income taxes	39,386	2,415	6,113
Segment and consolidated net (loss) income	$(517,070)	$(711)	$10,242
_________________________
(1)Other segment expenses primarily consist of office and related expenses, other professional fees, provision for credit losses, non-income taxes and other expenses.

The following table represents total revenue based on where the Company’s marketers are physically located:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
The Americas (1)	$400,918	$265,417	$309,695
EMEA (Europe, the Middle East and Africa)	763,467	541,354	552,621
Asia	136,076	83,104	73,502
Total revenue	$1,300,461	$889,875	$935,818
(1) Includes U.S. revenues of $350.8 million, $249.0 million and $286.0 million for the twelve months ended December 31, 2025, 2024, and 2023 respectively.

TEADS HOLDING CO.
Notes to Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts or otherwise stated)

The Company’s long-lived assets by geographic location, which are comprised of property, equipment and capitalized software, net and operating lease right-of-use assets, net are summarized below:

	December 31,
	2025	2024
	(In thousands)
The Americas	$47,637	$46,056
EMEA (Europe, the Middle East and Africa)	29,503	13,415
Asia	2,668	826
Total long-lived assets, net	$79,808	$60,297

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (“certifying officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our certifying officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
On February 3, 2025, the Acquisition was completed. Outbrain was the accounting acquirer in the acquisition under U.S. GAAP and was subject to Section 404 of the Sarbanes-Oxley Act (“SOX”), while Legacy Teads, a privately held company, was not subject to Section 404 of SOX. For all filings under the Exchange Act after the Acquisition, the historical financial statements of the Company for the period prior to the Acquisition are and will be those of Outbrain. Legacy Teads’ financial results are included in the Company’s financial statements for all periods subsequent to the Acquisition. As the Acquisition was completed on February 3, 2025, we elected to extend the compliance date for Legacy Teads’ internal control over financial reporting to one year from the Acquisition date, as permitted for a business acquired during the year. Legacy Teads represented approximately 30% of the Company’s consolidated total assets, excluding acquired goodwill and other intangible assets, as of December 31, 2025 and approximately 40% of the Company’s consolidated total revenues for the year then ended.
In connection with the Acquisition, we have reviewed the design of the system of internal controls of the Legacy Teads entities, and we have aligned these controls with our existing SOX compliance framework. The testing of operating effectiveness of the framework is planned for the first half of 2026.
Attestation Report of the Independent Registered Public Accounting Firm
Our independent registered public accounting firm, KPMG LLP, who audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, issued an audit report on the Company’s internal control over financial reporting. That Report of Independent Registered Public Accounting Firm is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our certifying officers, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to the inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting.
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information
Asaf Porat Transition

The Company reported today that, effective March 17, 2026, Asaf Porat’s role as the Company’s Chief Operating Officer will evolve to focus on longer term corporate strategy and capital markets. In connection with this transition, Mr. Porat will no longer be designated as an executive officer or principal operating officer of the Company.

10b5-1 Trading Arrangements
During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to the directors and executive officers of the Company, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as required by this Item 10, will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2026 annual meeting of stockholders pursuant to Regulation 14A not later than 120 days after December 31, 2025 (the “2026 Proxy Statement”), and such information is incorporated herein by reference.
The Company’s corporate governance policies and procedures, including the Code of Business Conduct and Ethics and Charters of the Committees of the Board are available, free of charge, on its website under the headings Investors/Governance at https://investors.teads.com/governance/documents-charters, or by writing to Teads Holding Co., 111 West 19th Street, New York, New York 10011, c/o Corporate Secretary. The Company’s Code of Business Conduct applies to all of its directors, officers and employees.
Item 11. Executive Compensation
Information relating to executive compensation and the Compensation Committee, as required by this Item 11, will be contained in the 2026 Proxy Statement, and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to certain beneficial ownership of certain stockholders and management, as well as certain other information required by this Item 12, will be contained in the 2026 Proxy Statement, and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to director independence and certain relationships and related transactions, as required by this Item 13, will be contained in the 2026 Proxy Statement, and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to fees paid to and services performed by KPMG LLP and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services, as required by this Item 14, will be contained in the 2026 Proxy Statement, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements	Page
Report of Independent Registered Public Accounting Firm	78
Consolidated Balance Sheets	81
Consolidated Statements of Operations	82
Consolidated Statements of Comprehensive Income (Loss)	83
Consolidated Statement of Stockholders' Equity	84
Consolidated Statements of Cash Flows	85
Notes to Consolidated Financial Statements	87
(a) (2) Financial Statement Schedules
None.
(a) (3) Exhibits
See the Exhibit Index of this Annual Report on Form 10-K

EXHIBIT INDEX

Exhibit No.	Description
2.1#
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

3.1	Thirteenth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 9, 2025).
3.2	Amended and Restated Bylaws of the Company, as amended June 6, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on June 9, 2025).
4.1	Specimen stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).
4.2
Amended and Restated Investors’ Rights Agreement by and among the Company and the other parties thereto dated February 3, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on February 3, 2025).

4.3
Warrant to purchase shares of Common Stock issued to Silicon Valley Bank dated September 29, 2016 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K filed with the SEC on March 18, 2022).

4.4	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-K filed with the SEC on March 18, 2022).
4.5#^
Indenture, dated as of February 11, 2025, among Outbrain, OT Midco, the subsidiary guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and security agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on February 11, 2025).

4.6	Form of 10.000% Senior Secured Notes due 2030 (included in Exhibit 4.5) (incorporated by reference to Exhibit 4.5).
4.7
First Supplemental Indenture dated as of May 30, 2025 by and among OT Midco, Teads Australia Pty Ltd, the Trustee and the Security Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on June 3, 2025).

4.8
Second Supplemental Indenture dated as of May 30, 2025 by and among OT Midco, the Second Supplemental Indenture Guarantors, the Trustee and the Security Agent (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on June 3, 2025).

4.9
Third Supplemental Indenture dated as of May 30, 2025 by and among OT Midco, Outbrain Italy S.r.l., the Trustee and the Security Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the SEC on June 3, 2025).

4.10
Fourth Supplemental Indenture dated as of May 30, 2025 by and among OT Midco, Teads Mexico, S. de R.L. de C.V., the Trustee and the Security Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed with the SEC on June 3, 2025).

4.11
Fifth Supplemental Indenture dated as of June 3, 2025 by and among OT Midco, TEADS, video intelligence AG, OT Swiss Financing GmbH, Teads Schweiz GmbH, the Trustee and the Security Agent (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K filed with the SEC on June 3, 2025).

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

10.4#^
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

10.6
Stockholders Agreement, dated February 3, 2025, by and between Outbrain Inc. and Altice Teads S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on February 3, 2025).

10.7†	2021 Long-Term Incentive Plan, and foreign addenda (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).
10.8†	Form of Restricted Stock Unit Agreement under the Outbrain Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 16, 2022).
10.9†
Executive Employment Agreement, dated July 19, 2021, by and between Yaron Galai and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).

10.10†	Transition Services Agreement, dated November 7, 2024, by and between Yaron Galai and the Company.
10.11†	Amended and Restated Executive Agreement, dated November 7, 2024, by and between David Kostman and the Company.
10.12†	Amended and Restated Executive Agreement, dated November 7, 2024, by and between the Company and Jason Kiviat
10.13†
Employment Agreement, dated as of March 21, 2014, by and among Outbrain Israel Ltd. and Asaf Porat (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 12, 2025).

10.14†
Change of Employment Terms, dated as of May 4, 2021, by and between the Company and Asaf Porat (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on May 12, 2025).

10.15†*	Executive Agreement, dated November 5, 2025, by and between the Company and Mary (Mollie) Spilman.
10.16†
Form of Executive Restricted Stock Unit Agreement under the Outbrain Inc. 2021 Long-Term Incentive Plan (covering awards held by senior officers, including our CFO and Chief Operating Officer (“COO”)) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 8, 2024).

10.17†
Form of Special Restricted Stock Unit Agreement under the Outbrain Inc. 2021 Long-Term Incentive Plan (covering award held by our CEO) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on August 8, 2024).

10.18†
Form of Executive Performance Stock Unit Agreement (market-based) under the Outbrain Inc. 2021 Long-Term Incentive Plan (covering awards held by senior officers, including our CFO and COO) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on August 8, 2024).

10.19†
Form of Special Performance Stock Unit Agreement (market-based) under the Outbrain Inc. 2021 Long-Term Incentive Plan (covering award held by our CEO) (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on August 8, 2024).

10.20†
Form of Performance-Based Restricted Stock Unit Agreement (financial metric) under the Outbrain Inc. 2021 Long-Term Incentive Plan (covering award held by our COO) (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the SEC on August 8, 2024).

10.21†	Form of 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1/A filed with the SEC on July 20, 2021).
10.22†
2007 Omnibus Securities and Incentive Plan and foreign addenda, as Amended and Restated effective June 4, 2025 (“2007 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 8, 2025).

10.23†
Form of 2007 Plan Restricted Stock Unit Grant Notice and Award Agreement and related appendices (executive form), adopted June 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on August 8, 2025).

10.24†
Rules of the Outbrain Inc. 2021 Long-Term Incentive Plan for Restricted Stock Units Granted to Employees in France (French Sub-Plan), adopted June 4, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on August 8, 2025).

10.25†
Form of 2021 Plan Restricted Stock Unit Grant Notice and Award Agreement and related appendices (executive form), adopted June 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on August 8, 2025).

10.26†
Form of 2021 Plan Performance Stock Unit Award Grant Notice and Award Agreement (rTSR) (executive form), adopted June 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the SEC on August 8, 2025).

10.27†
Form of 2021 Plan Performance Stock Unit Award Grant Notice and Award Agreement (financial metrics) (executive form), adopted June 2025 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the SEC on August 8, 2025).

19.1*	Teads Holding Co. Insider Trading and Blackout Policy.
21.1*	List of subsidiaries of the Company.
23.1*	Consent of KPMG LLP, independent registered public accountants.
24.1*	Power of attorney (included in signature page of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant To Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*❖	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Teads Holding Co. Compensation Recovery Policy.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________
* Filed herewith.
# Certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but will be furnished to the SEC upon request.
^ Portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
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

TEADS HOLDING CO.
By:	/s/ David Kostman
Name: David Kostman
Title: Chief Executive Officer
Date: March 16, 2026
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

Signatures	Title	Date

/s/ David Kostman	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2026
David Kostman

/s/ Jason Kiviat	Chief Financial Officer (Principal Financial Officer)	March 16, 2026
Jason Kiviat

/s/ Wenkai Bradshaw	Chief Accounting Officer and SVP, Corporate Controller (Principal Accounting Officer)	March 16, 2026
Wenkai Bradshaw

/s/ Yaron Galai	Co-Founder and Chairman of the Board	March 16, 2026
Yaron Galai

/s/Nithya B. Das	Director	March 16, 2026
Nithya B. Das

/s/Shlomo Dovrat	Director	March 16, 2026
Shlomo Dovrat

/s/Dexter Goei	Director	March 16, 2026
Dexter Goei

/s/ Kate Taneyhill Jhaveri	Director	March 16, 2026
Kate Taneyhill Jhaveri

/s/Yaffa Krindel	Director	March 16, 2026
Yaffa Krindel

/s/Mark Mullen	Director	March 16, 2026
Mark Mullen

/s/Arne Wolter	Director	March 16, 2026
Arne Wolter

/s/ Mark Zagorski	Director	March 16, 2026
Mark Zagorski