Form 10-Q
period 2026-03-31
Teads Holding Co.
filed 2026-05-08
CIK 1454938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Registrant’s telephone number, including area code: (646) 867-0149
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒
As of April 30, 2026, Teads Holding Co. had 96,991,430 shares of common stock outstanding.

Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements may include, without limitation, statements generally relating to possible or assumed future results of our business, financial condition, results of operations, liquidity, plans and objectives, and statements relating to the acquisition (the “Acquisition”) of TEADS, a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Legacy Teads”), following which we changed our corporate name to Teads Holding Co. (hereinafter, together with its subsidiaries, the “Company” or “Teads”). You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “guidance,” “outlook,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “foresee,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions or are not statements of historical fact. We have based these forward-looking statements largely on our expectations and projections regarding future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including, but not limited to:
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
•the volatility of the market price of our Common Stock, par value $0.001 per share (“Common Stock”) and our ability to satisfy the continued listing requirements of The Nasdaq Stock Market LLC, including the potential adverse effects on market liquidity and share price if our Common Stock is delisted;
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
•factors that affect advertising demand and spending, such as the continuation or worsening of unfavorable economic or business conditions or downturns, instability or volatility in financial markets, tariffs and trade wars and other events or factors outside of our control, such as U.S. and global recession concerns, geopolitical concerns, including the conflict involving Israel, the U.S., Iran and surrounding nations, supply chain issues, inflationary pressures, labor market volatility, bank closures or disruptions, the impact of challenging economic conditions, new or proposed legislation or other political and policy changes or uncertainties in the U.S., the impact of U.S. government shutdowns, and other factors that have and may further impact advertisers’ ability to pay;
•conditions in Israel, including the conflict between Israel and Hamas and the sustainability of the related cease-fire;
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
•the timing and execution of any cost-saving measures and the impact on our business or strategy; and
•the risks described in the section entitled “Risk Factors” and elsewhere in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 16, 2026.
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

Part I Financial Information
Item 1. Financial Statements
TEADS HOLDING CO.
Condensed Consolidated Balance Sheets
(In thousands, except for number of shares and par value)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$85,488	$128,223
Short-term investments in marketable securities	13,155	10,476
Accounts receivable, net of allowances	278,781	342,352
Prepaid expenses and other current assets	48,580	49,347
Total current assets	426,004	530,398
Non-current assets:
Property, equipment and capitalized software, net	53,090	50,998
Operating lease right-of-use assets, net	27,986	28,810
Intangible assets, net	357,781	376,578
Goodwill	275,912	280,991
Deferred tax assets	12,164	10,485
Indemnification asset	28,134	27,789
Other assets	20,691	21,925
TOTAL ASSETS	$1,201,762	$1,327,974

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$210,877	$258,634
Accrued compensation and benefits	36,850	40,192
Deferred revenue	13,258	14,930
Short-term debt	17,194	17,595
Accrued and other current liabilities	130,942	152,710
Total current liabilities	409,121	484,061
Non-current liabilities:
Long-term debt	606,234	605,113
Operating lease liabilities, non-current	20,985	21,674
Deferred tax liabilities	66,891	73,101
Contingent tax liabilities	35,543	35,078
Other liabilities	12,729	13,510
TOTAL LIABILITIES	$1,151,503	$1,232,537

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock, par value of $0.001 per share − one billion shares authorized; 97,227,485 shares issued and 96,991,430 shares outstanding as of March 31, 2026; 96,171,331 shares issued and 95,980,437 shares outstanding as of December 31, 2025	97	96
Preferred stock, par value of $0.001 per share − 100,000,000 shares authorized, none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	688,056	685,778
Treasury stock, at cost − 236,055 shares as of March 31, 2026 and 190,894 shares as of December 31, 2025	(571)	(533)
Accumulated other comprehensive income	88,026	96,659
Accumulated deficit	(725,349)	(686,563)
TOTAL STOCKHOLDERS’ EQUITY	50,259	95,437
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,201,762	$1,327,974

See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO.
Condensed Consolidated Statements of Operations
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$265,983	$286,357
Cost of revenue:
Traffic acquisition costs	158,109	183,235
Other cost of revenue	24,258	20,472
Total cost of revenue	182,367	203,707
Gross profit	83,616	82,650
Operating expenses:
Research and development	10,682	13,979
Sales and marketing	66,457	53,737
General and administrative	26,580	36,477
Impairment of intangible assets	—	15,614
Restructuring charges	1,703	7,279
Total operating expenses	105,422	127,086
Loss from operations	(21,806)	(44,436)
Other (expense) income:
Interest expense	(17,409)	(23,124)
Other (expense) income and interest income, net	(559)	(484)
Total other (expense) income, net	(17,968)	(23,608)
Loss before income taxes	(39,774)	(68,044)
Benefit for income taxes	(988)	(13,201)
Net loss	$(38,786)	$(54,843)

Weighted average shares outstanding:
Basic	96,279,745	77,954,579
Diluted	96,279,745	77,954,579

Net loss per common share:
Basic	$(0.40)	$(0.70)
Diluted	$(0.40)	$(0.70)
See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(38,786)	$(54,843)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(8,626)	34,263
Unrealized loss on available-for-sale investments in debt securities (net of taxes of $2 and $22 for the three months ended March 31, 2026 and 2025, respectively)	(7)	(76)
Total other comprehensive (loss) income	(8,633)	34,187
Comprehensive loss	$(47,419)	$(20,656)
See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except for number of shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2026	96,171,331	$96	$685,778	(190,894)	$(533)	$96,659	$(686,563)	$95,437
Vesting of restricted stock units, net of shares withheld for taxes	1,056,154	1	(1)	(45,161)	(38)	—	—	(38)
Stock-based compensation	—	—	2,279	—	—	—	—	2,279
Other comprehensive income	—	—	—	—	—	(8,633)	—	(8,633)
Net loss	—	—	—	—	—	—	(38,786)	(38,786)
Balance – March 31, 2026	97,227,485	$97	$688,056	(236,055)	$(571)	$88,026	$(725,349)	$50,259

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2025	63,503,274	$64	$484,541	(13,413,160)	$(74,289)	$(9,480)	$(169,493)	$231,343
Acquisition of Teads, net	30,320,161	30	186,864	13,429,839	74,402	—	—	261,296
Vesting of restricted stock units, net of shares withheld for taxes	526,076	—	—	(73,000)	(355)	—	—	(355)
Stock-based compensation	—	—	3,037	—	—	—	—	3,037
Other comprehensive income	—	—	—	—	—	34,187	—	34,187
Net loss	—	—	—	—	—	—	(54,843)	(54,843)
Balance – March 31, 2025	94,349,511	$94	$674,442	(56,321)	$(242)	$24,707	$(224,336)	$474,665
See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,786)	$(54,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,067	1,935
Amortization of capitalized software development costs	2,310	2,472
Amortization of intangible assets	13,057	8,466
Amortization of discount on marketable securities	(198)	(425)
Stock-based compensation	2,146	2,941
Non-cash operating lease expense	3,245	2,307
Provision for credit losses	2,141	298
Amortization of debt discount and issuance costs	1,121	12,843
Deferred income taxes	(6,176)	(17,786)
Impairment of intangible assets	—	15,614
Unrealized foreign currency transaction losses	821	1,688
Other	21	30
Changes in operating assets and liabilities:
Accounts receivable	58,614	37,605
Prepaid expenses and other current assets	2,412	5,901
Accounts payable, accrued expenses and other current liabilities	(69,683)	(22,374)
Operating lease liabilities	(3,191)	(2,614)
Deferred revenue	(1,610)	(830)
Other non-current assets and liabilities	(3,182)	5,806
Net cash used in operating activities	(34,871)	(966)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of cash acquired	—	(598,319)
Purchases of property and equipment	(726)	(2,921)
Capitalized software development costs	(5,537)	(2,699)
Purchases of marketable securities	(13,081)	(16,602)
Proceeds from sales and maturities of marketable securities	10,490	74,221
Other	241	—
Net cash used in investing activities	(8,613)	(546,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Bridge Facility	—	625,000
Repayments of borrowings under the Bridge Facility	—	(625,000)
Proceeds from senior secured notes	—	625,305
Payment of deferred financing costs	(50)	(28,155)
Payment of stock issuance costs	—	(775)
Treasury stock repurchases and share withholdings on vested awards	(38)	(355)
Proceeds from bank overdrafts, net	(48)	74
Net cash (used in) provided by financing activities	(136)	596,094

Effect of exchange rate changes	378	(57)

Net (decrease) increase in cash, cash equivalents and restricted cash	(43,242)	48,751
Cash, cash equivalents and restricted cash — Beginning	129,700	89,725
Cash, cash equivalents and restricted cash — Ending	$86,458	$138,476

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$85,488	$136,312
Restricted cash, included in other assets	$970	$2,164
Total cash, cash equivalents, and restricted cash	$86,458	$138,476

TEADS HOLDING CO
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax (refunds) payments, net	$(1,064)	$7,636
Cash paid for interest	$31,795	$1,512

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock consideration issued for acquisition of a business	$—	$262,938
Purchases of property and equipment included in accounts payable	$279	$991
Operating lease right-of-use assets obtained in exchange for lease obligations	$1,741	$13,409
Stock-based compensation capitalized for software development costs	$134	$96
Unpaid deferred financing costs in accounts payable and accrued expenses	$—	$3,318
See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts or otherwise stated)
(Unaudited)

1. Organization, Description of Business and Summary of Significant Accounting Policies
Organization and Description of Business
On June 6, 2025, Outbrain Inc. (“Outbrain”), operating under the new Teads brand following Outbrain’s acquisition of TEADS, a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Legacy Teads”), completed its corporate name change from Outbrain Inc. to Teads Holding Co. (together with its subsidiaries, “Teads,” the “Company,” “we,” “our,” or “us”). The Company is headquartered in New York, New York, with additional operations in Europe, the Middle East, and Asia. The Company’s Common Stock, par value $0.001 per share (“Common Stock”), began trading on The Nasdaq Stock Market LLC under the “TEAD” ticker symbol effective June 10, 2025.
The Company operates a two-sided marketplace that creates a scaled, end-to-end advertising solution by maintaining direct relationships with global advertisers, including Fortune 500 brands and agency holding companies, as well as media owners spanning premium publishers to connected TV (“CTV”), application developers and other existing and emerging content platforms. The Company generates revenue primarily from advertisers purchasing media owner inventory through its platform. The Company’s platform is designed to enable advertisers to reach their audiences across the digital advertising ecosystem and drive desired outcomes from those audiences at each step of the marketing funnel. The Company continues to focus on providing efficient, high-impact supply chains for advertisers and sustainable advertising revenue for media owners as the digital advertising ecosystem evolves.
Basis of Presentation
The accompanying condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 16, 2026 (“2025 Form 10-K”).
On February 3, 2025, Outbrain acquired Legacy Teads for a purchase price of $0.9 billion, comprised of a cash payment of $625 million and 43.75 million shares of Outbrain’s Common Stock (the “Acquisition”). The Acquisition combined the offerings of Outbrain and Legacy Teads into one of the largest Open Internet platforms, allowing the Company to better serve enterprise brands and agencies, as well as mid-market and direct response advertisers across different media environments. In connection with the Acquisition, the Company incurred $11 million of transaction costs (direct acquisition costs) during the three months ended March 31, 2025, which were recognized within general and administrative expenses. See Note 2, Acquisition, to the 2025 Form 10-K for additional information.
As a result of the Acquisition, the accompanying condensed consolidated financial statements include the results of Legacy Teads’ operations from the Acquisition date of February 3, 2025. Consequently, the financial information presented as of and for the three months ended March 31, 2026 is not directly comparable to financial information presented for the corresponding prior year period.
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
Revenue Recognition
The Company sells the placement of advertisements to media agencies and advertisers, which it collectively refers to as its customers. The Company’s customers include brands, performance marketers and other advertisers, which are collectively referred to as its advertisers, each of which contract for use of its services primarily through insertion orders or through self-service tools, allowing advertisers to establish budgets for their advertising campaigns. The Company generates revenue either directly from its customers or indirectly via demand-side platforms (DSPs). Revenue generated directly from its customers can be either on a self-serve basis, where the customer logs into the buying interface and sets up and manages a campaign, or on a managed basis where Company’s teams will log into the buying interface, set up and manage the campaign on behalf of the customers. The Company recognizes revenue pursuant to the five-step framework contained in ASC 606, Revenue from Contracts with Customers (“ASC 606”) as further described in Note 1, Organization, Description of Business and Summary of Significant Accounting Policies—Revenue, to the 2025 Form 10-K.
The Company recognizes revenue at a point in time when the advertising is delivered or the outcome occurs, given the real‑time nature of delivery and measurement. The Company recognizes revenue over time when the customer simultaneously receives and consumes the benefits of a specific campaign. Revenue is earned across multiple monetization models using cost-per-click (“CPC”), cost-per-thousand impressions (“CPM”), cost-per-view (“CPV”), and cost-per-incremental action (“CPA”). Prices are typically denominated in unit rates (e.g., CPC, CPM, CPV, CPA) applied to measured delivery or outcomes. The Company estimates variable consideration based on actual delivery volume or measured outcomes, as well as allowances, discounts, rebates (including agency rebates), credits, incentives, or other price concessions. Variable consideration is estimated and included in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue will not occur.
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
Practical expedients. The Company’s chief operating decision-maker is not reviewing these different streams separately and therefore the Company has not disaggregated the revenue presentation by revenue stream but has shown the disaggregation by geography. See Note 14 for disaggregation of the Company’s revenue based on geography of where the Company’s marketers are physically located.
When performance obligations are satisfied over time and for which there is no variable consideration, the Company recognizes revenue in the amount to which it has a right to invoice the customer. This reflects the fact that the Company’s right to payment corresponds directly with the value of the Company’s performance completed to date, consistent with the practical expedient in ASC 606.
Principal vs. agent (gross vs. net) presentation. The Company generally acts as the principal because it controls the specified advertising inventory or the right to the advertising service before it is transferred to the advertiser. Accordingly, the Company presents revenue on a gross basis, with amounts payable to media partners recorded as traffic acquisition costs within cost of revenue.
Contract Balances. Contract liabilities primarily comprise advance payments from customers for future services and are recorded as deferred revenue in the Company’s consolidated balance sheets. The Company does not have contract assets because revenue is typically recognized as services are performed and billing generally aligns with delivery.
Cost of Revenue
Traffic Acquisition Costs. Traffic acquisition costs consist of amounts the Company owes to media partners for the purchase of or use of inventory. The Company incurs costs with its media partners, which may be publishers, third-party intermediaries or other parties such as original equipment manufacturers in the period in which certain actions, such as click-throughs, impressions or views, occur. Such costs due to media partners are based on the media partners’ contractual revenue share, programmatic bidding or guaranteed minimums based on certain media partner conditions. In some circumstances, the Company incurs costs based on a guaranteed minimum payment, which may be based on either impressions, page views or a fixed amount if the partner reaches certain performance targets, in exchange for guaranteed placement on specified portions of the media partners’ online properties. Traffic acquisition costs also include amounts payable to media partners whose supply is purchased programmatically.
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
The Company generally does not require collateral to secure accounts receivable, with the exception of certain customers with higher potential credit risk who are required to prepay for their campaigns. No single marketer accounted for 10% or more of the Company’s total revenue for the three months ended March 31, 2026 or 2025, or 10% or more of its gross accounts receivable balance as of March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026 and 2025, none of the Company’s media partners accounted for 10% of its total traffic acquisition costs.
Segment Information
The Company has one operating and reporting segment. The Company’s chief operating decision maker is its Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis.
Defined Benefit Plans
The Company maintains defined benefit pension plans in certain international locations which were acquired as part of the Acquisition. Pension benefits are based on employee age, years of service, and compensation. As of March 31, 2026 and December 31, 2025, the net pension liability was $7.1 million and $7.0 million, respectively. Total net periodic benefit cost was $0.2 million during each of the three months ended March 31, 2026 and the three months ended March 31, 2025. Service cost is recorded within operating expenses, while all other cost components are recorded in other income, net. No cash contributions were required during the three months ended March 31, 2026 and 2025. See Note 14, Defined Benefit Plans, to the 2025 Form 10-K for additional information.
New Accounting Pronouncements
The Company has evaluated all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). Standards not summarized below were assessed and determined to be either inapplicable or are not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 requires disclosures about certain costs and expenses, including but not limited to, purchases of inventory; employee compensation; depreciation; intangible asset amortization; and selling expenses. The ASU is required to be applied prospectively and is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. The Company is in the process of evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.
See Note 1 to the Company’s audited consolidated financial statements for the year ended December 31, 2025 in the 2025 Form 10-K for a complete disclosure of the Company’s significant accounting policies.
2. Restructuring
2025 Restructuring Plans
On February 3, 2025, in connection with the completion of the Acquisition, the Company announced a restructuring plan (the “Plan”), as part of its efforts to streamline operations and reduce duplication of roles. The Plan involved a reduction in workforce of approximately 15%. The actions associated with the employee restructuring under the Plan were initiated in February 2025, were implemented in large part in the second quarter of 2025 and are substantially completed.
On December 3, 2025, the Company commenced a broader strategic restructuring plan (the “Strategic Plan”) intended to reduce operating costs, improve operating margins and advance the Company’s ongoing commitment to profitable growth. The Strategic Plan is expected to impact approximately 10% of the Company’s employees globally. The Company expects to incur approximately $8.0 million to $12.0 million in charges related to severance and legal costs in connection with the Strategic Plan. The Company has recognized approximately $7.0 million of these charges to date and expects to incur the remainder primarily in the second quarter of 2026.
The estimates of the charges and expenditures that the Company expects to incur in connection with the Plan and the Strategic Plan, and the timing thereof, are subject to a number of assumptions, and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Plan and the Strategic Plan. The Company recorded the following pre-tax charges within restructuring charges in its condensed consolidated statement of operations for the periods presented:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	(In thousands)
Severance and related costs	$1,506	$6,847
Legal costs	197	432
Total restructuring charges (1)	$1,703	$7,279
_________________________
(1)Includes $1.3 million related to sales and marketing and $0.4 million related to general and administrative expenses for the three months ended March 31, 2026. Includes $0.8 million related to research and development, $5.0 million related to sales and marketing, and $1.5 million related to general and administrative expenses for the three months ended March 31, 2025.

The following table is a reconciliation of the beginning and ending balances for accrued severance and related liabilities recorded within accrued compensation and benefits and accrued and other current liabilities in the Company’s condensed consolidated balance sheets for the three months ended March 31, 2026:

	Severance and related costs	Legal costs	Total

Balance as of December 31, 2025	$3,361	$125	$3,486
Restructuring charges	1,506	197	1,703
Cash payments	(3,223)	(309)	(3,532)
Foreign currency translation	(75)	(1)	(76)
Balance as of March 31, 2026	$1,569	$12	$1,581
3. Investments in Marketable Securities
All of the Company’s debt securities are classified as available-for-sale. The Company’s cash equivalents and investments as of March 31, 2026 and December 31, 2025 consisted of the following:

		March 31, 2026
(In thousands)	Fair Value Level	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments
Money market funds	1	$1,648	$—	$—	$1,648	$1,648	$—
Commercial paper	2	18,157	—	(9)	18,148	4,993	13,155
Total cash equivalents and investments		$19,805	$—	$(9)	$19,796	$6,641	$13,155

		December 31, 2025
(In thousands)	Fair Value Level	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments
Money market funds	1	$18,602	$—	$—	$18,602	$18,602	$—
Commercial paper	2	23,397	1	(1)	23,397	16,425	6,972
U.S. Corporate bonds	2	3,503	1	—	3,504	—	3,504
Total cash equivalents and investments		$45,502	$2	$(1)	$45,503	$35,027	$10,476
Proceeds from the sales of securities were zero and $22.5 million for the three months ended March 31, 2026 and 2025, respectively. Additionally, the Company received proceeds from the maturity of securities of $10.5 million and $51.7 million during the same periods. Proceeds during the three months ended March 31, 2025 included gross realized gains of $0.1 million, which were reclassified from other comprehensive loss into other (expense) income and interest income, net, in the Company’s condensed consolidated statements of operations. The gross realized gains and losses were determined using the specific identification method.
As of March 31, 2026, all of the Company’s available-for-sale securities with a fair value of $19.8 million mature within one year.
As of March 31, 2026 and December 31, 2025, the Company’s investments have been in an immaterial gross unrealized loss position for less than 12 months. As such, no allowance for credit losses was recorded for these securities as of March 31, 2026 and December 31, 2025.
4. Goodwill and Intangible Assets
The change in the carrying value of the Company’s goodwill balance during the three months ended March 31, 2026 was as follows:

(In thousands)
Goodwill at January 1, 2026 (1)	$280,991
Foreign currency translation	(5,079)
Goodwill at March 31, 2026 (1)	$275,912
________________
(1)Goodwill is net of accumulated impairment charges of $352.1 million related to a recognized non‑cash goodwill impairment charge during the fourth quarter of 2025 as a result of a sustained decrease in the Company’s stock price and related decline in market capitalization. The Company did not identify any triggering events or record any goodwill impairment charges during the three months ended March 31, 2026.
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows:

	March 31, 2026
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
		(In thousands)
Developed technology	5.0 years	$90,028	$(27,306)	$62,722
Customer relationships	10.4 years	260,668	(36,075)	224,593
Publisher relationships	8.0 years	63,658	(16,508)	47,150
Trade names	11.0 years	26,928	(4,134)	22,794
Other	15.8 years	905	(383)	522
Total intangible assets, net		$442,187	$(84,406)	$357,781

	December 31, 2025
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
		(In thousands)
Developed technology	5.0 years	$91,699	$(23,585)	$68,114
Customer relationships	10.3 years	264,455	(29,975)	234,480
Publisher relationships	8.0 years	64,632	(15,075)	49,557
Trade names	11.0 years	27,480	(3,588)	23,892
Other	15.8 years	905	(370)	535
Total intangible assets, net		$449,171	$(72,593)	$376,578
During the three months ended March 31, 2025, in connection with the post-Acquisition integration of the Legacy Teads business, the Company made a decision to discontinue its video product offering associated with its prior acquisition of video intelligence AG. Accordingly, the Company fully wrote off the associated intangible assets, as detailed below:

Three Months Ended March 31, 2025

Developed technology	$5,950
Customer relationships	259
Publisher relationships	6,426
Trade names	2,373
Content provider relationships	100
Impairment charge	$15,108

As of March 31, 2026, estimated amortization related to the Company’s identifiable Acquisition-related intangible assets in future periods was as follows:

Amount
(In thousands)
Remainder of 2026	$39,384
2027	52,116
2028	52,064
2029	52,064
2030	37,208
Thereafter	124,945
Total	$357,781
5. Balance Sheet Components
Accounts Receivable and Allowance for Credit Losses
Accounts receivable, net of allowance for credit losses consists of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Accounts receivable	$295,691	$358,728
Allowance for credit losses	(16,910)	(16,376)
Accounts receivable, net of allowance for credit losses	$278,781	$342,352
The allowance for credit losses consists of the following activity:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025

Allowance for credit losses, beginning balance	$16,376	$5,922
Provision for credit losses, net of recoveries	4,959	14,287
Write-offs	(4,425)	(3,833)
Allowance for credit losses, ending balance	$16,910	$16,376
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Prepaid taxes	$29,156	$30,290
Prepaid traffic acquisition costs	6,805	6,794
Prepaid software licenses	4,679	5,211
Other prepaid expenses and other current assets	7,940	7,052
Total prepaid expenses and other current assets	$48,580	$49,347

Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consists of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Capitalized software development costs	$110,399	$104,877
Computer and equipment	69,795	69,670
Leasehold improvements	4,853	4,374
Software	3,634	3,560
Furniture and fixtures	1,677	1,643
Property, equipment, and capitalized software, gross	190,358	184,124
Less: accumulated depreciation and amortization	(137,268)	(133,126)
Total property, equipment and capitalized software, net	$53,090	$50,998
Accounts Payable
The Company’s accounts payable includes $176.5 million and $217.3 million of traffic acquisition costs as of March 31, 2026 and December 31, 2025, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consists of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Accrued agency commissions	$64,761	$69,446
Accrued tax liabilities	28,389	26,328
Operating lease obligations, current	9,030	9,108
Interest payable	7,952	23,663
Accrued professional fees	7,921	8,187
Other	12,889	15,978
Total accrued and other current liabilities	$130,942	$152,710
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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	March 31, 2026
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$1,648	$18,148	$—	$19,796
Restricted time deposit (2)	—	970	—	970
Severance pay fund deposits (2)	—	4,244	—	4,244
Foreign currency forward contract (3)	—	162	—	162
Total financial assets	$1,648	$23,524	$—	$25,172
Financial Liabilities:
Foreign currency forward contract (4)	—	234	—	234
Total financial liabilities	$—	$234	$—	$234

	December 31, 2025
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$18,602	$26,901	$—	$45,503
Restricted time deposit (2)	—	1,477	—	1,477
Severance pay fund deposits (2)	—	5,158	—	5,158
Foreign currency forward contract (3)	—	383	—	383
Total financial assets	$18,602	$33,919	$—	$52,521
Financial Liabilities:
Foreign currency forward contract (4)	—	15	—	15
Total financial liabilities	$—	$15	$—	$15
_____________________
(1)Money market securities are valued using Level I of the fair value hierarchy, while the fair values of U.S. Treasuries, government bonds, commercial paper, and corporate bonds are considered Level II and are obtained from independent pricing services, which may use various methods, including quoted prices for identical or similar securities in active and inactive markets. See Note 3 for additional detail relating to the Company’s fixed income securities by balance sheet location.
(2)Recorded within other assets.
(3)Recorded within prepaid expenses and other current assets.
(4)Recorded within accrued and other current liabilities.
The Company enters into foreign currency forward contracts to manage exposure to fluctuations in foreign exchange rates. Pursuant to the master netting agreement, the Company may offset the amounts payable in the same currency. However, the Company records the fair values of the assets and liabilities relating to its undesignated foreign currency forward contracts on a gross basis in its consolidated balance sheets and no amounts have been offset. The Company was not required to post cash collateral as of March 31, 2026.
By entering into foreign currency forward contracts, the Company is exposed to a potential credit risk that the counterparty to its contracts will fail to meet its contractual obligations. If a counterparty fails to perform, the Company’s maximum credit risk exposure would be the positive fair value of the foreign currency forward contracts, or any asset balance, which represents the amount the counterparty owes to the Company. In order to mitigate the counterparty risk, the Company performs an evaluation of its counterparty credit worthiness, and its forward contracts have a term of no more than 18 months. For the three months ended March 31, 2026 and 2025, the Company recorded net unrealized losses of $0.4 million and $0.8 million, respectively, within other (expense) income and interest income, net in its condensed consolidated statements of operations, related to mark-to-market adjustments on its undesignated foreign currency forward contracts.
The carrying value of borrowings under the Overdraft Facility (as defined below) approximates fair value due to their short-term nature. The fair value of the Company’s senior secured notes is estimated using Level II inputs, including external pricing data. The following table summarizes the carrying value and the estimated fair value of the Senior Secured Notes (as defined below), based on Level II measurements of the fair value hierarchy:

	March 31, 2026
	Carrying Value	Estimated Fair Value
	(In thousands)
10% Senior Secured Notes	$606,234	$262,718
See Note 8 for additional information relating to the Senior Secured Notes (as defined below).
Non-Financial Assets
Non-financial assets, such as goodwill, definite-lived intangibles assets, operating lease right-of-use assets and property and equipment, are adjusted to fair value (Level III) only when an impairment is recognized. No impairment charges were recorded during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company recorded $15.5 million in impairment charges related to the discontinuation of a legacy video product offering which consisted of $15.1 million of intangible assets and $0.4 million of unamortized capitalized software development costs. In addition, the Company recorded a $0.1 million impairment charge related to a right-of-use asset during the first quarter of 2025.
7. Leases
The Company’s lease portfolio consists of office facilities, managed data center facilities and vehicles for its U.S. and international locations, with terms expiring through 2034. The Company accounts for these as operating leases and applies the short-term lease measurement and recognition exemption to leases with terms of 12 months or less. For real estate leases, the Company has elected the practical expedient to not separate lease and nonlease components.
The following table summarizes assets and liabilities related to the Company’s operating leases:

	Condensed Consolidated Balance Sheets Location	March 31, 2026	December 31, 2025
		(In thousands)
Operating lease assets	Operating lease right-of-use assets, net	$27,986	$28,810

Current liabilities	Accrued and other current liabilities	$9,030	$9,108
Non-current liabilities	Operating lease liabilities, non-current	$20,985	$21,674
The following table presents the components of the Company’s total lease expense:

	Condensed Consolidated Statements	Three Months Ended March 31,
	of Operations Location	2026	2025
		(In thousands)
Operating lease cost:
Fixed lease costs	Cost of revenue and operating expenses	$3,245	$2,307
Variable lease costs	Operating expenses	411	174
Short-term lease costs	Operating expenses	366	402
Lease impairment cost	Impairment charges	—	99
Sublease income	Operating expenses	(483)	(57)
Total lease cost		$3,539	$2,925

As of March 31, 2026, the maturities of the Company’s lease liabilities under operating leases were as follows:

Year	Operating Leases
(In thousands)
Remainder of 2026	$8,753
2027	10,385
2028	8,121
2029	5,589
2030	1,789
Thereafter	928
Total minimum payments required	$35,565
Less: imputed interest	5,550
Total present value of lease liabilities	$30,015
The following table summarizes weighted-average lease terms and discount rates for the Company’s operating leases:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	3.51 years	3.53 years
Weighted-average discount rate	9.89%	9.85%
8. Debt Obligations
The following table presents the Company’s debt obligations as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(In thousands)
10.000% Senior Secured Notes	$628,226	$628,226
Debt discount	(9,862)	(10,364)
Unamortized debt issuance costs	(12,130)	(12,749)
Total long-term debt	606,234	605,113
Short-term debt (€15 million)	17,194	17,595
Total debt	$623,428	$622,708
10.000% Senior Secured Notes due 2030
In February 2025, the Company issued $637.5 million in aggregate principal amount of 10.000% senior secured notes due February 15, 2030 (the “Senior Secured Notes”). The Senior Secured Notes bear interest at 10.000% per annum, payable semi-annually on February 15 and August 15. In June 2025, the Company repurchased $9.3 million aggregate principal amount of the Senior Secured Notes for $8.0 million in cash.
During the three months ended March 31, 2026, the Company recognized approximately $16.8 million of interest expense related to the Senior Secured Notes, including amortization of debt discount and deferred financing costs of $1.1 million. As of March 31, 2026, the Senior Secured Notes had an outstanding balance of $606.2 million, net of unamortized discount and deferred financing costs. There have been no material changes to the terms of the Senior Secured Notes or related covenants since December 31, 2025. See Note 9, Debt Obligations—10% Senior Secured Notes due 2030, to the 2025 Form 10-K for additional information.

Credit Facilities
2025 Revolving Facility
The Company maintains a $100.0 million revolving credit facility (the “2025 Revolving Facility”) pursuant to the credit agreement (the “Credit Agreement”) dated February 3, 2025, among the Company, OT Midco Inc., the additional borrowers party thereto from time to time, Goldman Sachs Bank USA, as sole administrative agent and swingline lender, U.S. Bank Trust Company, National Association, as the collateral agent, and the lenders, issuing banks and arrangers party thereto from time to time. The 2025 Revolving Facility may be used for working capital and other general corporate purposes of the Company and its subsidiaries. As of March 31, 2026, no borrowings were outstanding under the 2025 Revolving Facility and the Company was in compliance with all applicable covenants. The 2025 Revolving Facility includes a springing financial covenant based on a maximum senior secured net leverage ratio. As of March 31, 2026, the available borrowing capacity was limited to $40.0 million (representing 40% of the facility limit) to maintain compliance with this covenant. There have been no material changes to the terms of the Credit Agreement since December 31, 2025. See Note 9, Debt Obligations—Credit Facilities—Credit Agreement, to the 2025 Form 10-K for additional information.
Short-Term Debt
The Company’s French subsidiary maintains a €15 million overdraft credit facility with HSBC (the “Overdraft Facility”) which may be used to fund the general working capital needs of Teads France SAS. As of March 31, 2026, approximately $17.2 million (€15 million) in borrowings were outstanding under the Overdraft Facility, which were recorded within short-term debt in the Company’s condensed consolidated balance sheets. The Company is currently in discussions with HSBC and expects to pay down the Overdraft Facility in full via a payment plan of up to six months. See Note 9, Debt Obligations—Short-Term Debt, to the 2025 Form 10-K for additional information.
Interest Expense and Prior Period Activity
The Company recognized total interest expense of $17.4 million and $23.1 million for the three months ended March 31, 2026 and 2025, respectively. Interest expense for the three months ended March 31, 2025 includes $13.3 million related to the $625 million senior secured bridge term loan credit facility (the “Bridge Facility”), which was used to finance the Acquisition and subsequently repaid in full in February 2025. Additionally, in connection with the entry into the Credit Agreement in February 2025, the Company terminated its 2021 credit facility and recognized the remaining $0.2 million of unamortized deferred financing costs within interest expense.
9. Income Taxes
Due to the ongoing post-Acquisition integration efforts and inability to reliably estimate the annual effective tax rate, for the three months ended March 31, 2026 and the three months ended March 31, 2025, the Company’s interim benefit from income taxes is computed using the actual year-to-date results rather than an estimated annual effective tax rate.
The Company’s effective tax rate for the three months ended March 31, 2026 was 2.5%. The Company’s effective tax rate for the three months ended March 31, 2026 was lower than the U.S. federal statutory tax rate of 21%, primarily due to pre-tax loss, including U.S. losses being subject to valuation allowance during the three months ended March 31, 2026.
The Company’s effective tax rate for the three months ended March 31, 2025 was 19.4%. The Company’s effective tax rate for the three months ended March 31, 2025, was lower than the U.S. federal statutory tax rate of 21%, primarily due to the impact of certain non-deductible transaction costs and the higher profitability of non-U.S. jurisdictions, coupled with the pre-tax loss during the three months ended March 31, 2025, offset in part by the impact of state income taxes.
10. Commitments and Contingencies
Legal Proceedings and Other Matters
From time to time, the Company is involved in, or may become subject to, legal proceedings, claims and government investigations arising in the ordinary course of business, including disputes related to intellectual property, commercial agreements, privacy matters and employment issues. We describe below certain legal proceedings to which we are a party.

Verve Group Arbitration
As previously disclosed in our 2025 Form 10-K, we are currently involved in a dispute with Verve Group Europe GmbH (“Verve”). In December 2025, Verve filed a petition to compel arbitration against our subsidiary, Zemanta, Inc., in the U.S. District Court for the Southern District of New York. Verve alleges breach of contract related to certain unpaid invoices and seeks payment of approximately $8.1 million. The dispute relates to withholdings we applied to Verve’s accounts following the identification of significant volumes of invalid traffic and non-compliant activity originating from Verve’s inventory. We believe Verve’s claims are without merit, as it is our position that our withholdings were based on documented traffic quality issues, and we intend to defend the matter vigorously. As of March 31, 2026, no material developments have occurred since the filing of the 2025 Form 10-K. Based on the information currently available to us regarding this dispute, we have not recorded an accrual as a loss is not considered probable or reasonably estimable. We will continue to monitor and evaluate the status of this case each quarter to determine the need for additional disclosure pursuant to ASC 450.
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
In connection with the Acquisition, the Company identified and recorded a $19.6 million provision related to certain income tax items under ASC 740, “Income Taxes,” and an $8.5 million provision related to certain non-income tax items accounted for under ASC 450, “Contingencies,” within contingent tax liabilities in its condensed consolidated balance sheet as of March 31, 2026. The Company has also recorded an indemnification asset in the full amount of the provision of $28.1 million, as the Company is indemnified against certain tax liabilities under the Share Purchase Agreement, dated August 1, 2024, with Altice Teads S.A. (“Altice Teads”), as amended on February 3, 2025. Altice Teads’ indemnification obligation may be increased if other indemnified risks materialize and will remain in place until all covered matters are resolved.
Any determination or estimate relating to the future resolution of the Company’s legal proceedings is inherently uncertain and involves significant judgment. This is especially true in the early stages of a legal matter when legal issues and facts have not been thoroughly analyzed, in situations where the claimants seek very large or indeterminate damages, where cases present novel legal theories or involve a large number of parties, or where claims or other actions may be possible but have not been brought. As a result of this uncertainty, the Company may not be able to determine whether a favorable or unfavorable outcome is remote, reasonably likely, or probable, or to estimate the amount or range of loss until relatively late in the course of a legal matter. Further, any judgment or estimate relating to claims may change over time in light of developments, and actual outcomes may differ materially from our estimates.
11. Stockholders’ Equity
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
Share Repurchases
In December 2022, the Company’s Board of Directors (“Board”) authorized a $30 million share repurchase program. The Company did not repurchase any shares of Common Stock during the three months ended March 31, 2026 and 2025. As of March 31, 2026, $6.6 million remained available for repurchase under the program. Commission costs associated with share repurchases and any excise taxes accrued as a result of the Inflation Reduction Act of 2022 do not reduce the remaining authorized amount under the repurchase programs.

In addition, the Company may periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of the Company’s equity incentive plans and the underlying award agreements.
During the three months ended March 31, 2026, the Company withheld 45,161 shares with a fair value of less than $0.1 million to satisfy employee tax withholding obligations. During the three months ended March 31, 2025, the Company withheld 73,000 shares with a fair value of $0.4 million.
Accumulated Other Comprehensive Income (Loss)
The following table details the changes in accumulated other comprehensive income (loss), net of tax:

	Foreign Currency Translation Loss	Unrealized Loss on Investments in Marketable Securities(1)	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance–December 31, 2025	$96,659	$—	$96,659
Other comprehensive loss, net of tax:
Other comprehensive loss before reclassifications	(8,626)	(7)	(8,633)
Realized gains from sales of investments in marketable securities reclassified to earnings	—	—	—
Other comprehensive loss, net of tax	(8,626)	(7)	(8,633)
Balance–March 31, 2026	$88,033	$(7)	$88,026
_____________________
(1)The tax effects related to realized and unrealized gains on investments in marketable securities was immaterial for the three months ended March 31, 2026.
12. Stock-Based Compensation
Equity Incentive Plans
In July 2021, the Board and the Company’s stockholders approved the 2021 Long-Term Incentive Plan (the “2021 Plan”), under which stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) may be granted. Awards previously issued under the 2007 Omnibus Securities and Incentive Plan, as amended and restated (the “2007 Plan”), remain subject to that plan.
As of March 31, 2026, 6,513,750 and 978,329 shares were available for grant under the 2021 Plan and the 2007 Plan, respectively. The Company generally issues new shares upon settlement of equity awards.
The Company recognizes stock-based compensation based on grant date fair value and accounts for forfeitures as they occur.
The following table summarizes stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Research and development	$417	$601
Sales and marketing	697	1,045
General and administrative	1,032	1,295
Total stock-based compensation	$2,146	$2,941
As of March 31, 2026, unrecognized compensation expense was approximately $16.6 million for RSUs and $0.8 million for PSUs.

The following table summarizes stock option, RSU and PSU activity for the three months ended March 31, 2026:

	Stock Options	Service-Based RSUs	PSUs
Outstanding—December 31, 2025	1,326,262	7,420,833	2,911,575
Granted	—	1,502,600	—
Exercised/Vested	—	(888,039)	(168,115)
Forfeited/Expired	(149,490)	(974,306)	(1,197,597)
Outstanding—March 31, 2026	1,176,772	7,061,088	1,545,863
Restricted Stock Units
RSUs are granted to eligible employees and non-employee directors with fair value based on the Company’s stock price on the grant date. Compensation expense is recognized on a straight-line basis over the service period. During the three months ended March 31, 2026, the Company granted 1,502,600 RSUs with a weighted average grant date fair value of $0.78 per share.
Performance Stock Units
PSUs are granted to senior executives and other key employees and include both performance-based and market-based awards.
Performance-Based PSUs
The fair value of performance-based PSUs is based on the Company’s stock price on the grant date. These awards vest based on continued service and achievement of specified financial metric-based performance targets over the performance period (typically three years). Compensation expense is recognized ratably over the performance period based on the probability of achieving the performance conditions. The number of shares that may be earned is subject to a maximum of 150% of the target award.
Market-Based PSUs
The Company also grants market-based PSUs to senior executives and other key employees with vesting based on total shareholder return (“TSR”) performance and continued service. These awards include: Absolute TSR awards, which vest based on achievement of specified stock price targets, with payout levels ranging from 0% to 100% of target, and Relative TSR awards, which vest based on the Company’s TSR performance relative to a designated peer group, with payout levels ranging from 0% to 150% of target.
The fair value of market-based PSUs is determined on the grant date using a Monte Carlo simulation. Compensation expense is recognized using an accelerated attribution method over the applicable service period and is not reversed if the market condition is not achieved.
Stock-Based Awards Granted Outside of Equity Incentive Plans
Warrants
As of March 31, 2026, 48,529 warrants were outstanding and exercisable with a weighted average exercise price of $7.34. These warrants expire in September 2026.
Employee Stock Purchase Plan
As of March 31, 2026, approximately 4,310,250 shares were reserved under the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”), which is subject to annual automatic evergreen increases. The plan is not yet active and no shares have been issued thereunder.
See Note 13 to the 2025 Form 10-K for additional information relating to the Company’s share-based compensation awards.

13. Net Income (Loss) per Common Share
The following table presents the computation of the Company’s basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Numerator:
Net (loss) income attributed to common stockholders - basic and diluted	$(38,786)	$(54,843)

Denominator:
Weighted-average shares - basic and diluted	96,279,745	77,954,579

Net (loss) income per share:
Basic	$(0.40)	$(0.70)
Diluted	$(0.40)	$(0.70)
The Company has PSUs, which are only included in diluted net income (loss) per share to the extent the underlying performance conditions have been satisfied at the end of the reporting period, or would be considered satisfied if the end of the reporting period was the end of the related performance period and the result would be dilutive.
The following weighted-average shares have been excluded from the calculation of diluted net income (loss) per share attributable to holders of Common Stock for each period presented because they are anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Options to purchase Common Stock	1,201,981	1,678,290
Warrants	48,529	48,529
Restricted stock units	6,797,185	3,638,610
Performance stock units	1,028,917	867,207
Total shares excluded from diluted net (loss) income per share	9,076,612	6,232,636
14. Segment and Geographic Information
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
The table below summarizes the results of operations that are provided to the CODM. As the Company has one reporting segment, net income (loss) is used as the measure of profit or loss to assess segment performance and allocate resources. The Company’s asset information is not regularly provided to the Company’s CODM.

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Revenue from external customers	$265,983	$286,357
Less:
Traffic acquisition costs	158,109	183,235
Personnel-related costs	62,618	53,627
Merger and acquisition costs	1,284	16,418
Depreciation and amortization	17,434	12,873
Marketing and advertising expenses	5,357	4,427
Restructuring charges	1,703	7,279
Impairment charges	—	15,614
Other cost of sales	17,229	14,758
Other segment expenses (1)	24,055	22,562
Interest expense	17,409	23,124
Other expense (income) and interest income, net	559	484
Benefit for income taxes	(988)	(13,201)
Segment and consolidated net loss	$(38,786)	$(54,843)
_____________________
(1)Other segment expenses primarily consist of hosting and data services, office and related expenses, other professional fees, non-income taxes, provision for credit losses, and other expenses.
The following table presents total revenue based on where the Company’s advertisers are physically located:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
The Americas (1)	$73,248	$90,285
EMEA (Europe, the Middle East and Africa)	161,914	164,945
Asia	30,821	31,127
Total revenue	$265,983	$286,357
_____________________
(1)Includes U.S. revenues of $67.0 million and $79.2 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
The Company’s long-lived assets by geographic location, which are comprised of property, equipment and capitalized software, net and operating lease right-of-use assets, net are summarized below:

	March 31, 2026	December 31, 2025
	(In thousands)
The Americas	$47,719	$47,637
EMEA (Europe, the Middle East and Africa)	30,986	29,503
Asia	2,371	2,668
Total long-lived assets, net	$81,076	$79,808

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2026 (“2025 Form 10-K”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations, and involve risks and uncertainties that could cause actual results, events, or circumstances to differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to these differences include those set forth in Part I, Item 1A of our 2025 Form 10-K, which is incorporated by reference in this Report, as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed below and elsewhere in this Report, including under the caption “Note About Forward-Looking Statements.”
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide the readers of our financial statements with narrative information from our management, which is necessary to understand our business, financial condition, and results of operations. The MD&A should be read in conjunction with our condensed consolidated financial statements and notes thereto. In addition to the condensed consolidated financial statements prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”), we use certain non-GAAP financial measures throughout this discussion to provide investors with supplemental metrics used by our management for financial and operational decision making. These measures are supplemental and are not an alternative to our financial statements prepared in accordance with GAAP. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most comparable GAAP financial measures.
Business Overview
Teads Holding Co. (together with its consolidated subsidiaries, “Teads,” the “Company,” “we,” “our,” or “us”) is a leading omnichannel advertising platform focused on driving outcomes for brand and performance advertisers across the digital ecosystem. We connect global advertisers with an expansive network of media owners across the open web, connected TV (“CTV”), and in‑app environments. The Company is headquartered in New York, New York, with additional operations in Europe, the Middle East, and Asia.
We operate a two-sided marketplace that provides a scaled, end-to-end advertising solution by maintaining direct relationships with global advertisers, including Fortune 500 brands and agency holding companies, as well as media owners spanning premium publishers to CTV, application developers, and other existing and emerging content platforms. We generate revenue primarily from advertisers purchasing media owner inventory through our platform.
The three months ended March 31, 2026, represent the first full-quarter comparative period following the acquisition of TEADS, a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg (the “Acquisition”). Consequently, our current results reflect the fully consolidated operations of the combined company. This overview highlights material developments in our business and should be read in conjunction with the more comprehensive business and industry discussion included in the 2025 Form 10-K.
Our platform is designed to enable advertisers to reach their audiences across the digital advertising ecosystem and drive desired outcomes from those audiences at each step of the marketing funnel. We continue to focus on providing efficient, high-impact supply chains for advertisers and sustainable advertising revenue for media owners as the digital advertising ecosystem evolves.
Recent Trends, Risks and Uncertainties
Together with the risk factors identified in our 2025 Form 10-K, we have identified the following developments that may impact our future financial performance or condition:
Post-Acquisition Strategy and Implementation
Following the Acquisition, we focused on the integration of our operations amid operational challenges inherent in returning a combined global company to growth. Building on the restructuring of our go-to-market organization in the second half of 2025, we continue to execute our broader strategic restructuring plan (the “Strategic Plan”) announced in December 2025, which is intended to reduce operating costs, improve operating margins and advance the Company’s commitment to profitable growth. The Strategic Plan, which resulted from a comprehensive review of our business portfolio and operational structure, involves a reduction of the Company’s global workforce by approximately 10% as we realign our commercial and product teams around distinct growth pillars. A key component of this strategy is the deliberate rationalization of our business portfolio and a focus on supply quality, including the “clean-up” of underperforming inventory. While these optimizations, alongside broader macroeconomic volatility and increased competition on the demand side, contributed to a year-over-year reduction in spend from a limited number of customers, we believe these shifts are essential for the long-term health and transparency of our premium marketplace.
Generative AI and Publisher Traffic Trends
The digital advertising ecosystem is experiencing structural shifts and evolving user behaviors, characterized in part by declining traffic trends on the traditional publisher side of the Open Internet. These developments are further catalyzed by the integration of generative artificial intelligence (“AI”) into major search engines and web browsers, which can provide direct answers and summaries that may bypass the traditional user journey. We have observed these combined factors lead to a decline in page view volume for certain segments of our premium publisher partners, thereby reducing the advertising inventory available for monetization on our platform. While this broader evolution presents challenges to traditional traffic patterns, it also creates new opportunities for platform innovation and engagement, and we are already adjusting our strategy to capitalize on these shifts.
Macroeconomic Environment
General worldwide economic conditions continue to experience instability, as well as volatility and disruption in the financial markets. These conditions result from factors including geopolitical tensions, including the effects of the Israel-Hamas conflict and the uncertainty regarding the sustainability of the related cease-fire and the conflict involving Israel, the U.S., Iran and surrounding nations, as well as other geopolitical tensions and uncertainties, global supply chain disruptions, labor market volatility, tariffs and trade wars, general economic uncertainty, inflation, fluctuations in U.S. and global interest rates, and currency exchange rate fluctuations. The global economy is also experiencing heightened uncertainty due to market reactions to changes in international trade and tariff policies, recessionary concerns, corporate bankruptcies, and the impact of actual or potential U.S. government shutdowns, which have the potential to further exacerbate inflationary pressures.
These conditions have negatively impacted our advertisers and, as a result, our business could, if these conditions continue or worsen, adversely impact us in the future, including if our advertisers were to reduce or further reduce their advertising spending. We continue to monitor our operations, and the operations of those in our ecosystem (including media partners, advertisers, and agencies), but these conditions make it difficult to accurately forecast and plan future business activities. Such volatility could cause a further reduction or delay in overall advertising demand and spending or impact our advertisers’ ability to pay, any of which would negatively impact our business, financial condition, and results of operations.
For additional information regarding the potential impact of macroeconomic factors on our business, see Item 1A, “Risk Factors” in our 2025 Form 10-K.
Conditions in Israel
Many of our employees, including certain members of our management team and board of directors (“Board”), operate from our offices in Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region directly affect our business and operations. Following the October 7, 2023 attacks by Hamas terrorists on Israel’s southern border, Israel declared war against Hamas and since then, Israel has been involved in military conflicts with Hamas, Hezbollah (a terrorist organization based in Lebanon) and Iran, both directly and through proxies. Although a ceasefire between Israel and Hamas took effect on October 10, 2025, there is no assurance that this agreement will continue to be upheld. More recently, in February 2026, hostilities between Israel and Iran escalated again. In late February 2026, Israel, together with the U.S., conducted a major joint military campaign involving air and missile strikes against targets in Iran. These actions triggered a broad Iranian response and contributed to significant regional instability. The situation remains highly fluid, and we are unable to predict when, or on what terms, this escalation will be resolved. As of the date of the filing of this Report, significant volatility and uncertainty persists throughout the Middle East region, with the potential for continued escalation into a broader and more sustained regional conflict.
The draft of Israeli military reservists, as well as the evacuation of Israeli citizens from areas near conflict zones have adversely affected, and continue to adversely affect, our employees impacted by such actions. In addition, government-imposed restrictions and precautions in response to such conflicts may negatively impact our employees, management and directors by interrupting their ability to effectively perform their roles and responsibilities. In addition, further hostilities involving Israel could lead to damage to facilities and infrastructure, increased cyber attacks, the interruption or curtailment of trade between Israel and its trading partners, and/or the willingness to do business with companies with operations in Israel. Furthermore, macroeconomic indications of the deterioration of Israel’s economic standing as reflected in the downgrading of Israel’s credit rating by rating agencies (such as Moody’s and S&P Global) could adversely affect our business, financial condition and results of operations and could make it more difficult for us to raise capital.
The intensity and duration of these conflicts are difficult to predict and we are continuing to monitor these events and assessing their current and potential impacts on our business. We cannot attribute the impact of the current trends in advertising demand to any particular factor, including conditions in Israel, and cannot predict the impact if these conflicts continue or escalate further. See Item 1A, “Risk Factors” included in our 2025 Form 10-K for more information regarding certain risks associated with the conditions in Israel.
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
We continually invest in enhancements to our platform that allow advertisers to drive concrete business outcomes and return on advertiser spend (“ROAS”). In particular, we are expanding our use of AI to automate manual tasks in campaign setup and optimization, while enhancing advertiser creative and overall performance. We also support advertisers with developing creative ads across formats, as a value added service to our advertisers.
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
For the three months ended March 31, 2026, thousands of unique advertisers were active on our owned and operated platforms, in addition to the thousands of advertisers who access the platform through programmatic partnerships.
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
The development and deployment of new ad formats and further penetrating new and growing environments, allow us to better serve advertisers who seek to target and engage consumers at scale. We believe this continues to open and grow new types of advertiser demand, while ensuring the relevance of the environments in which we operate.
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
Investment in Our Technology and Infrastructure
Innovation is a core tenet of our Company and our industry. The dynamic and continuously evolving nature of the digital advertising ecosystem will be significantly impacted by the use of AI in further driving innovative new technologies and solutions. We plan to continue our investments in our people, our technology, and moreover our people’s use of AI in order to retain and enhance our competitive position. For example, improvements to our AI prediction engine, or use of additional data signals, help us deliver more relevant ads, driving higher user engagement, thereby improving ROAS or other desired outcomes for advertisers and increasing monetization for our media partners.
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
Our placement optimization and ad serving technology dynamically adjusts both the arrangement and the formats of content delivered to a user, depending on the user’s preferences and a media partner’s key performance indicators, designed to provide a tailored and engaging experience. We continue to invest in media partner and advertiser focused tools, technology, and products as well as privacy-centric solutions.
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
The Role of AI in Content and Personalization
AI is revolutionizing content creation, distribution, and personalization; automating tasks like video editing, image recognition, and language translation. AI-powered systems are also improving content delivery, helping media platforms suggest relevant movies, shows, articles, and advertisements to consumers. This is especially important at a time when advertisers increasingly anticipate measurable results from their digital advertising investments. We believe that our experience in this space enables us to more nimbly capitalize on the opportunities for media owners and advertisers to leverage AI and automation to engage consumers and optimize their business goals. For additional information regarding our strategic approach to these technologies, see “Business—Industry” and “Risk Factors” in our 2025 Form 10-K.
Generative AI and Search Trends
At the same time, the proliferation of generative AI tools, particularly their integration into major search engines and web browsers, is causing a shift in how users discover and consume content online. These tools can provide users with direct answers and AI-generated summaries, which has reduced their need to click through to original publisher websites. This trend of bypassing the traditional user journey to a publisher’s site could lead to a significant decline in direct user traffic. A reduction in traffic to our media partners directly decreases the inventory of advertising impressions available for us to monetize, which has affected, and could in the future have a significant effect on, our revenue and results of operations. For additional information regarding the impact of these trends and the related risks to our business, see “Business—Industry” and “Risk Factors” in our 2025 Form 10-K.
Regulatory and Platform Changes
Regulators across most developed markets are increasingly focused on enacting and enforcing user privacy rules as well as exerting tighter oversight on the major “walled garden” platforms. Industry participants have recently been, and likely will continue to be, impacted by changes implemented by platform leaders, such as Apple’s change to its Identifier for Advertisers policy and Google’s evolving roadmap pertaining to the use of third-party cookies within its Chrome web browser. For additional information regarding changing industry dynamics with respect to industry participants and the regulatory environment, see “Business—Industry,” “Business—Regulatory” and “Risk Factors” in our 2025 Form 10-K.
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
Our agreements with advertisers provide them with considerable flexibility to modify their overall budget, price (CPC and CPM), and the ads they wish to deliver on our platform, which can impact the timing and amount of revenue recognized.
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
Restructuring Charges. Restructuring charges include non‑recurring severance and related costs incurred in connection with (i) the workforce reduction announced following the Acquisition in February 2025, and (ii) the Strategic Plan initiated in December 2025 to streamline operations and reduce costs. These charges are not reflective of ongoing operating performance and are excluded from certain financial and performance measures.
Other (Expense) Income, Net
Other (expense) income, net is comprised of interest expense, and other (expense) income and interest income, net.
Interest Expense. Interest expense consists of interest on our 10.000% senior secured notes due 2030 (“Senior Secured Notes”), the Overdraft Facility (as defined below) assumed in the Acquisition, our revolving credit facilities, interest and fees on our senior secured bridge term loan credit facility drawn and repaid during the first quarter of 2025, and amortization of the related discount and deferred financing fees. Interest expense may increase if we incur any borrowings under our 2025 Revolving Facility (as defined below) or if we enter into new debt facilities or finance lease arrangements.
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

Results of Operations
We have one operating segment, which is also our reportable segment. The following table sets forth our condensed consolidated results for the periods presented. Our 2026 results incorporate a full quarter of combined operations, whereas our 2025 results include the Legacy Teads business only from the Acquisition date of February 3, 2025, through March 31, 2025. Because the prior year period includes the results of the acquired business for only a portion of the quarter, the financial information presented for the three months ended March 31, 2026 is not directly comparable to the corresponding prior year period.

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Revenue	$265,983	$286,357
Traffic acquisition costs	158,109	183,235
Other cost of revenue	24,258	20,472
Gross profit	83,616	82,650

Gross profit margin	31.4%	28.9%

Total operating expenses	105,422	127,086
Loss from operations	(21,806)	(44,436)
Total other (expense) income, net	(17,968)	(23,608)
Loss before income taxes	(39,774)	(68,044)
Benefit for income taxes	(988)	(13,201)
Net loss	$(38,786)	$(54,843)

Net loss as a percentage of gross profit	(46.4)%	(66.4)%

Non-GAAP Financial Measures:
Ex-TAC Gross Profit (1)	$107,874	$103,122
Adjusted EBITDA(1)	$761	$10,689
Adjusted EBITDA as a percentage of Ex-TAC Gross Profit (1)	0.7%	10.4%
______________________
(1)Ex-TAC Gross Profit, Adjusted EBITDA and Adjusted EBITDA as a percentage of Ex-TAC Gross Profit are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for definitions and limitations of these measures, and reconciliations to the comparable U.S. GAAP financial measures.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Revenue
Revenue for the three months ended March 31, 2026 decreased $20.4 million, or 7.1%, to $266.0 million, from $286.4 million for the three months ended March 31, 2025.
The decrease was primarily driven by lower volumes within direct response offerings, reflecting our 2025 initiative to improve overall quality by exiting certain supply and demand sources. This decrease was partially offset by growth in our CTV offerings and the impact of a full quarter of consolidated operations compared to the partial period in the prior year.
Revenue for the three months ended March 31, 2026 included net favorable foreign currency effects of approximately $11.6 million. On a constant currency basis, revenue decreased $32.0 million, or 11.2%, compared to the prior year period.
See “Non-GAAP Reconciliations” for information regarding the constant currency measures provided in this discussion and below to supplement our reported results.

Cost of Revenue and Gross Profit
Traffic Acquisition Costs — decreased $25.1 million, or 13.7%, to $158.1 million for the three months ended March 31, 2026, from $183.2 million for the three months ended March 31, 2025.
The decrease was primarily driven by lower revenue volumes and a favorable change in revenue mix toward higher-margin offerings. As a percentage of revenue, traffic acquisition costs decreased to 59.4% for the three months ended March 31, 2026, from 64.0% for the three months ended March 31, 2025.
Traffic acquisition costs for the three months ended March 31, 2026, included net unfavorable foreign currency effects of approximately $6.4 million. Excluding these effects, traffic acquisition costs decreased $31.5 million, or 17.2%, on a constant currency basis compared to the prior year period.
Other cost of revenue — increased $3.8 million, or 18.5%, to $24.3 million for the three months ended March 31, 2026, compared to $20.5 million in the prior year period. This increase was primarily the result of a full quarter of consolidated operations across our expanded platform compared to the partial period results in the prior year following the Acquisition and higher amortization expense of approximately $1.3 million. As a percentage of revenue, other cost of revenue increased to 9.1% for the three months ended March 31, 2026, from 7.1% for the three months ended March 31, 2025.
Gross profit — increased $0.9 million, or 1.1%, to $83.6 million for the three months ended March 31, 2026, compared to $82.7 million for the three months ended March 31, 2025 primarily due to the favorable shift in revenue mix and lower traffic acquisition costs as a percentage of revenue described above, partially offset by lower overall revenue volumes.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit increased $4.8 million, or 4.6%, to $107.9 million for the three months ended March 31, 2026, from $103.1 million for the three months ended March 31, 2025. The increase was primarily due to a full quarter of consolidated operations compared to the partial period in 2025, partially offset by the lower overall revenue volumes discussed above.
Operating Expenses
Operating expenses decreased $21.7 million, or 17.1%, to $105.4 million for the three months ended March 31, 2026, from $127.1 million for the three months ended March 31, 2025. This decrease included net unfavorable foreign currency effects of approximately $6.9 million. The decrease was primarily driven by the following factors:
•the absence in 2026 of $15.6 million in impairment charges recorded in 2025 related to the discontinuation of a legacy video product offering;
•a $15.1 million decrease in strategic, transaction and integration-related costs included in general and administrative expenses, from $16.4 million during the three months ended March 31, 2025 to $1.3 million during the three months ended March 31, 2026;
•a $3.3 million decrease in Research and Development expense, primarily related to a reduction in personnel-related costs as a result of achieved cost efficiencies through the integration of our global operations, which more than offset the additional month of base operating costs resulting from a full quarter of combined operations; and
•$1.7 million in restructuring charges during the three months ended March 31, 2026, compared to $7.3 million during the three months ended March 31, 2025. We estimate that total charges to be incurred under the Strategic Plan will range from approximately $8.0 million to $12.0 million and we expect it to result in annualized cost savings of approximately $35.0 million to $40.0 million. We expect the actions associated with the Strategic Plan to be substantially complete in the first half year of 2026, subject to local law and consultation requirements.
•These decreases were partially offset by higher Sales and marketing expenses of $12.7 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by higher compensation expense due to the timing of a full quarter of consolidated sales compared to a partial period in the prior year and additional amortization of acquired intangible assets.
As a percentage of revenue, total operating expenses declined to 39.6% for the three months ended March 31, 2026 from 44.4% for the three months ended March 31, 2025. This decrease was primarily driven by the non-recurrence of significant acquisition and integration-related costs, impairment charges, and higher restructuring expenses incurred in the prior year. Additionally, the margin improvement reflects the realization of operational efficiencies and the successful reduction of duplicative costs across the unified platform.
Other (Expense) Income, Net
Other (expense) income, net decreased $5.6 million, or 23.9%, to $18.0 million for the three months ended March 31, 2026, from $23.6 million for the three months ended March 31, 2025, primarily related to a $5.7 million decrease in interest expense to $17.4 million for the three months ended March 31, 2026 from $23.1 million for the three months ended March 31, 2025. This decrease was primarily attributable to the absence of $13.3 million in fees and interest related to the $625 million senior secured bridge term loan credit facility (the “Bridge Facility”) incurred during the first quarter of 2025 to finance the Acquisition, which was subsequently repaid in February 2025. These savings were partially offset by a $7.6 million increase in interest expense related to the Senior Secured Notes, which totaled $16.8 million during three months ended March 31, 2026, compared to $9.2 million in the prior year period. The increase in interest on the Senior Secured Notes reflects a full quarter of interest and amortization of related discounts and deferred financing fees in 2026, compared to a partial period in 2025.
Benefit for Income Taxes
Benefit for income taxes was $1.0 million for the three months ended March 31, 2026, compared to a benefit of $13.2 million for the three months ended March 31, 2025. The decrease in the benefit from income taxes was primarily due to lower pre-tax losses during the three months ended March 31, 2026, compared to the respective prior year period, and U.S. pre-tax book losses for the year-to-date period being subject to a U.S. valuation allowance.
Our effective tax rate decreased to 2.5% in the three months ended March 31, 2026, compared to 19.4% in the three months ended March 31, 2025. This decrease was primarily due to U.S. pre-tax book losses for the year-to-date period being subject to a U.S. valuation allowance, coupled with the pre-tax loss during the three months ended March 31, 2026.
As of March 31, 2026, we are in a three-year cumulative loss position in the U.S.. Under applicable accounting guidance, a cumulative loss in recent years represents significant, objective evidence that is difficult to overcome. After weighing all the evidence, we determined that the weight of the objective negative evidence continues to outweigh the positive evidence and we retain the valuation allowance against U.S. federal and state deferred tax assets. The Company will continue to consider existing evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the U.S.. In 2026, Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income have been modified to net controlled-foreign-corporation tested income (“NCTI”) and foreign-derived deduction eligible income (“FDDEI”), respectively. The OBBBA provisions did not have a material impact on the Company’s total tax benefits for the three months ended March 31, 2026.
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
Net Loss
As a result of the foregoing, we recorded a net loss of $38.8 million for the three months ended March 31, 2026, as compared to net loss of $54.8 million for the three months ended March 31, 2025.
Our Adjusted EBITDA decreased $9.9 million to $0.8 million for the three months ended March 31, 2026 from $10.7 million for the three months ended March 31, 2025, including net unfavorable foreign currency effects of approximately $1.6 million. See “Non-GAAP Reconciliations” for the related definitions of Adjusted EBITDA and reconciliations to our net loss.
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
The following table presents the reconciliation of Ex-TAC Gross Profit to gross profit, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Revenue	$265,983	$286,357
Traffic acquisition costs	(158,109)	(183,235)
Other cost of revenue	(24,258)	(20,472)
Gross profit	83,616	82,650
Other cost of revenue	24,258	20,472
Ex-TAC Gross Profit	$107,874	$103,122
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

The following table presents the reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net loss	$(38,786)	$(54,843)
Interest expense	17,409	23,124
Other expense (income) and interest income, net	559	484
Benefit for income taxes	(988)	(13,201)
Depreciation and amortization	17,434	12,873
Stock-based compensation	2,146	2,941
Acquisition and integration costs	1,284	16,418
Restructuring charges	1,703	7,279
Impairment of intangible assets	—	15,614
Adjusted EBITDA	$761	$10,689

Net loss as % of gross profit	(46.4)%	(66.4)%
Adjusted EBITDA as % of Ex-TAC Gross Profit	0.7%	10.4%
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
The following table presents the reconciliation of free cash flow to net cash provided by operating activities.

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net cash used in operating activities	$(34,871)	$(966)
Purchases of property and equipment	(726)	(2,921)
Capitalized software development costs	(5,537)	(2,699)
Free cash flow	$(41,134)	$(6,586)
Direct acquisition costs	—	11,804
Adjusted free cash flow	$(41,134)	$5,218
LIQUIDITY AND CAPITAL RESOURCES
We regularly evaluate our cash requirements for operations, commitments, development activities and capital expenditures and manage our liquidity in a manner consistent with our corporate priorities. This discussion should be read in conjunction with our 2025 Form 10-K.
As of March 31, 2026, we believe that our operating cash flows, together with our cash and cash equivalents, investments, and available borrowing capacity, will be sufficient to fund our anticipated operating expenses and capital expenditures for at least the next 12 months. Our assessment of liquidity is subject to various risks and uncertainties, including our operating performance, the timing and collectability of receivables from advertisers and obligations to media partners.

Sources of Liquidity
Our primary sources of liquidity are cash receipts from advertisers, cash and cash equivalents, investments in marketable securities, and available borrowing capacity under our 2025 Revolving Facility (as defined below).
As of March 31, 2026, we had cash and cash equivalents of $85.5 million and short-term investments of $13.2 million. In addition, we had up to $40.0 million of available borrowing capacity under our 2025 Revolving Facility (as defined below), subject to customary conditions and covenant limitations.
As of March 31, 2026, approximately $66.7 million of our cash was held by non-U.S. subsidiaries, The Company’s previously undistributed earnings of foreign subsidiaries are not indefinitely reinvested due to current U.S. funding needs. At March 31, 2026 we have a deferred tax liability of $8.4 million associated with the expected tax consequences of future distributions of foreign earnings, including amounts related to cash and cash equivalents held outside the United States.
We have historically experienced higher cash collections during the first quarter due to seasonally strong fourth quarter sales, which typically results in a reduction in working capital requirements during the first quarter. We expect this seasonal collection pattern to continue; however, our net cash provided by operating activities is also subject to the timing of semi-annual interest payments occurring in February and August of each year. In the first quarter of 2026, this resulted in a $31.4 million cash outflow. There was no comparable interest payment in the first quarter of 2025 as the underlying debt facility was entered into in the first quarter of 2025, with the first semi-annual payment occurring in August 2025.
Revolving Credit Facility
We maintain a $100.0 million revolving credit facility (“2025 Revolving Facility”) pursuant to the credit agreement dated February 3, 2025, among the Company, OT Midco Inc., the additional borrowers party thereto from time to time, Goldman Sachs Bank USA, as sole administrative agent and swingline lender, U.S. Bank Trust Company, National Association, as the collateral agent, and the lenders, issuing banks and arrangers party thereto from time to time. The 2025 Revolving Facility may be used for working capital and general corporate purposes. As of March 31, 2026, we had no borrowings outstanding under the 2025 Revolving Facility and were in compliance with all applicable financial covenants.
The 2025 Revolving Facility includes a customary springing financial covenant that requires the Company and our restricted subsidiaries to comply with a maximum senior secured net leverage ratio, in the event that utilization under the 2025 Revolving Facility exceeds 40%. As of March 31, 2026, our available borrowing capacity was limited to $40.0 million to maintain compliance with the springing financial covenant.
See Note 8 to the accompanying condensed consolidated financial statements for additional information regarding the terms of the 2025 Revolving Facility.
Material Cash Requirements
We plan to meet our liquidity needs through available cash, cash generated from operations and available borrowing capacity.
Our primary uses of liquidity include payments to media partners, operating expenses, capital expenditures, and interest payments on our long-term debt. Our arrangements with media partners are generally based on variable bids tied to impressions or may include guaranteed minimum payments if specified performance targets are achieved, and in certain cases include revenue-sharing arrangements.
As of March 31, 2026, we had approximately $628.2 million aggregate principal amount of Senior Secured Notes outstanding, which mature on February 15, 2030. The Senior Secured Notes require annual interest payments of approximately $62.8 million, payable semi-annually in February and August. We do not have any significant contractual principal debt maturities in the near term. We were in compliance with all applicable financial covenants as of March 31, 2026.
In addition, the Company’s French subsidiary maintains a short-term €15 million overdraft credit facility with HSBC (the “Overdraft Facility”) which may be used to fund the general working capital needs of Teads France SAS. The Overdraft Facility had outstanding borrowings of $17.2 million as of March 31, 2026 and carries a variable rate of interest based on the three-month EURIBOR plus a margin of 1.8%. The Company is currently in discussions with HSBC and expects to pay down the Overdraft Facility in full via a payment plan of up to six months.
We may from time to time pursue acquisitions or investments in complementary businesses or technologies.

We may from time to time seek to purchase or exchange our outstanding debt through privately negotiated transactions, open market purchases, redemptions, tender offers or otherwise. Any such purchases or retirement of debt will be made in our sole discretion in light of prevailing market conditions, applicable contractual limitations, liquidity requirements and other relevant factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
See Note 8 to the accompanying condensed consolidated financial statements for additional information regarding our debt obligations and other commitments as of March 31, 2026.
Share Repurchases
On December 14, 2022, our Board approved a stock repurchase program authorizing us to repurchase up to $30 million of our Common Stock. There were no shares repurchased under the stock repurchase program during three months ended March 31, 2026. As of March 31, 2026, the remaining availability under our $30 million share repurchase program was $6.6 million.
In addition, we periodically withhold shares to satisfy employee tax withholding obligations in connection with the vesting of equity awards. During the three months ended March 31, 2026 and 2025, we withheld 45,161 shares and 73,000 shares, respectively, with a fair value of less than $0.1 million and $0.4 million, respectively, to satisfy the minimum employee tax withholding obligations.
Capital Expenditures and Capitalized Software Development Costs
Our cash flows used in investing activities include capital expenditures and capitalized software development costs. We expect capital expenditures to be between $3 million and $5 million for the year ending December 31, 2026, primarily related to servers, computing equipment, and other infrastructure. We also expect capitalized software development costs to be between $20 million and $27 million in 2026, primarily related to continued investment in our platform, including infrastructure to support AI and machine learning capabilities and the development of internal software to enhance scalability and operational efficiency. Actual amounts may vary from these estimates.
Other Contractual Cash Obligations
In the ordinary course of business, we enter into non-cancelable purchase commitments, primarily related to data services, hosting and network infrastructure, and other technology and platform-related costs. These commitments support the ongoing operation and scalability of our platform. See “Other Contractual Cash Obligations” disclosure within “Liquidity and Capital Resources” section of our 2025 Form 10-K for detailed disclosures of our other material cash obligations as of December 31, 2025.
We also enter into arrangements with certain media partners that may include guaranteed minimum payments tied to performance metrics. These arrangements may result in losses on individual contracts if guaranteed amounts exceed the revenue ultimately generated.
In addition, we have obligations under our long-term debt arrangements and operating leases, as well as liabilities related to uncertain tax positions, the timing of which cannot be reasonably estimated.
See Notes 7, 8 and 10 to the accompanying condensed consolidated financial statements for additional information regarding these obligations and commitments.
See Cash Flows below for a discussion of changes in our cash position during the period.
Cash Flows
The following table summarizes the major components of our net cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net cash used in operating activities	$(34,871)	$(966)
Net cash used in investing activities	(8,613)	(546,320)
Net cash (used in) provided by financing activities	(136)	596,094
Effect of exchange rate changes	378	(57)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(43,242)	$48,751

Operating Activities
Net cash used in operating activities increased $33.9 million, to $34.9 million for the three months ended March 31, 2026, as compared to $1.0 million for the three months ended March 31, 2025, primarily driven by the $31.4 million semi-annual interest payment made in February 2026 for our Senior Secured Notes.
Investing Activities
Cash used in investing activities decreased $537.7 million to cash used of $8.6 million in the three months ended March 31, 2026, from cash used of $546.3 million in the three months ended March 31, 2025. This change was primarily related to the prior year $598.3 million of cash consideration paid, net of cash acquired, in connection with the Acquisition.
Financing Activities
Net cash provided by financing activities decreased $596.2 million, resulting in a negligible use of $0.1 million in the three months ended March 31, 2026. The prior year period included significant activity related to our Acquisition financing including $625.0 million in proceeds from the Bridge Facility and $625.3 million from the Senior Secured Notes, offset by the subsequent repayment of the Bridge Facility and partially offset by debt financing related cost payments of $28.2 million.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2025 Form 10-K.
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
Foreign Currency Risk
Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates related to our operations and intercompany transactions. Our primary foreign currency exposures are to Euros, the New Israeli Shekel, and the British Pound Sterling, among other currencies. Our operating expenses are generally denominated in the currencies in which our operations are located. Foreign currency fluctuations may impact the remeasurement of balances that are denominated in different currencies than the functional currencies of our subsidiaries. In addition, changes in the U.S. Dollar against the currencies of the countries in which we operate impact our operating results, as further described in Item 2, “Results of Operations.” The effect of a hypothetical 10% increase or decrease in our weighted-average exchange rates on our revenue, cost of revenue and operating expenses denominated in foreign currencies would result in a $0.6 million unfavorable or favorable change to our operating income for the three months ended March 31, 2026.
We evaluate periodically the various currencies to which we are exposed and we are a party to, and may from time to time enter into additional foreign currency forward exchange contracts to manage our foreign currency risk and reduce the potential adverse impact from the appreciation or the depreciation of our non-U.S. dollar-denominated operations, as appropriate.
Interest Rate Risk
Our exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States and abroad. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents of $85.5 million, our investments in marketable securities of $13.2 million under our investment program, and any current or future borrowings under our credit facilities. Our investments in marketable securities typically consist of U.S. Treasuries, U.S. government bonds, commercial paper, U.S. corporate bonds and municipal bonds, maturing within one year. The primary objectives of our investment program are focused on achieving maximum returns within our investment policy parameters, while preserving capital and maintaining sufficient liquidity. We plan to actively monitor our exposure to the fair value of our investment portfolio in accordance with our policies and procedures, which include monitoring market conditions, to minimize investment risk.
A 100-basis point change in interest rates as of March 31, 2026 would change the fair value of our investment portfolio by less than $0.1 million. Since our debt investments are classified as available-for-sale, the unrealized gains and losses related to fluctuations in market volatility and interest rates are reflected within accumulated other comprehensive loss within stockholders’ equity in our condensed consolidated balance sheets.
There have been no amounts outstanding under our new $100 million 2025 Revolving Facility pursuant to our Credit Agreement entered into in February 2025, or under our prior revolving credit facility with Silicon Valley Bank. However, as part of the Acquisition, we assumed the Overdraft Facility which had outstanding borrowings of $17.2 million as of March 31, 2026. The Overdraft Facility carries a variable rate of interest based on the three-month EURIBOR plus a margin of 1.8%. The Company is currently in discussions with HSBC and expects to pay down the Overdraft Facility in full via a payment plan of up to six months.
Long-term debt recorded on our condensed consolidated balance sheet as of March 31, 2026 relates to our Senior Secured Notes with a carrying value of $606.2 million, which bears a fixed rate of interest.
Inflation Risk
Our business is subject to risk associated with inflation. We continue to monitor the impact of inflation to minimize its effects. If our costs, including wages, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs which could negatively impact our business, financial condition, and results of operations. Inflation throughout the broader economy has led and could continue to lead to reduced ad spend and indirectly harm our business, financial condition and results of operations. See Item 1A, “Risk Factors” in our 2025 Form 10-K.
Credit Risk
Financial instruments that subject us to concentration of credit risk are cash and cash equivalents, investments and receivables. As part of our ongoing procedures, we monitor the credit levels and the financial condition of our customers in order to minimize our credit risk and require certain customers with higher potential credit risk to prepay for their campaigns. See Item 1A, “Risk Factors” in our 2025 Form 10-K under “We are subject to payment-related risks that may adversely affect our business, working capital, financial condition and results of operations.” We generally do not factor our accounts receivables, nor do we maintain credit insurance to manage the risk of credit loss. We are also exposed to a risk that the counterparty to our foreign currency forward exchange contracts will fail to meet its contractual obligations. In order to mitigate this risk, we perform an evaluation of our counterparty credit risk and our forward contracts have a term of no more than 18 months.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (“certifying officers”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our certifying officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of the Company’s 2025 Form 10-K, which is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
The shares of the Common Stock issued to Altice Teads S.A. on February 3, 2025 as consideration in connection with the Acquisition were issued in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act.
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
In addition, we may from time to time withhold shares in connection with tax obligations related to vesting of restricted stock units in accordance with the terms of our equity incentive plans and the underlying award agreements. The below table sets forth the repurchases of our Common Stock for the three months ended March 31, 2026:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 2026	—	$—	—	$6,615
February 2026	—	$—	—	$6,615
March 2026	45,161	$0.84	—	$6,615
TOTAL	45,161		—
_____________________
(1)Total number of shares purchased is comprised of shares withheld to satisfy employee tax withholding obligations arising in connection with the vesting and settlement of restricted stock units under our 2007 Omnibus Securities and Incentive Plan and our 2021 Long-Term Incentive Plan.
On February 3, 2025, as part of the equity portion of the consideration for the Acquisition, we reissued 13,429,839 shares of our Treasury Stock at $6.01 per share, or a value of $80.7 million.
Item 5. Other Information.
During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2026.

TEADS HOLDING CO.

By:	/s/ David Kostman
Name: David Kostman
Title: Chief Executive Officer

By:	/s/ Jason Kiviat
Name: Jason Kiviat
Title: Chief Financial Officer