Form 10-Q
period 2026-06-30
Teads Holding Co.
filed 2026-08-07
CIK 1454938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒
As of July 31, 2026, Teads Holding Co. had 98,065,162 shares of common stock outstanding.

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
•factors that affect advertising demand and spending, such as the continuation or worsening of unfavorable economic or business conditions or downturns, instability or volatility in financial markets, tariffs and trade wars and other events or factors outside of our control, such as U.S. and global recession concerns, geopolitical concerns, including the ongoing conflict involving the U.S., Iran, Israel and surrounding nations, supply chain issues, inflationary pressures, labor market volatility, bank closures or disruptions, the impact of challenging economic conditions, new or proposed legislation or other political and policy changes or uncertainties in the U.S., the impact of U.S. government shutdowns, and other factors that have and may further impact advertisers’ ability to pay;
•conditions in Israel, including the conflict between Israel and Hamas and the sustainability of the related cease-fire and any impacts from the ongoing conflict involving the U.S., Iran, Israel and surrounding nations;
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
•the outcome of legal proceedings, which we are subject to from time to time, including intellectual property, commercial and privacy disputes, and specifically our litigation against Google LLC and Alphabet Inc., including the uncertainty and timing of any resolution and the amount of damages or other remedies we may recover, if any;
•the timing and execution of any cost-saving measures and the impact on our business or strategy; and
•the risks described in the section entitled “Risk Factors” and elsewhere in this Report, in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 16, 2026, and in our other filings with the Securities and Exchange Commission.
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

Part I Financial Information
Item 1. Financial Statements
TEADS HOLDING CO.
Condensed Consolidated Balance Sheets
(In thousands, except for number of shares and par value)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$88,016	$128,223
Short-term investments in marketable securities	2,995	10,476
Accounts receivable, net of allowances	282,179	342,352
Prepaid expenses and other current assets	32,934	49,347
Total current assets	406,124	530,398
Non-current assets:
Property, equipment and capitalized software, net	54,302	50,998
Operating lease right-of-use assets, net	28,622	28,810
Intangible assets, net	342,516	376,578
Goodwill	273,826	280,991
Deferred tax assets	9,404	10,485
Indemnification asset	28,742	27,789
Other assets	18,708	21,925
TOTAL ASSETS	$1,162,244	$1,327,974

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$214,824	$258,634
Accrued compensation and benefits	35,370	40,192
Deferred revenue	14,958	14,930
Short-term debt	7,081	17,595
Accrued and other current liabilities	140,767	152,710
Total current liabilities	413,000	484,061
Non-current liabilities:
Long-term debt	607,386	605,113
Operating lease liabilities, non-current	20,442	21,674
Deferred tax liabilities	64,894	73,101
Contingent tax liabilities	36,780	35,078
Other liabilities	12,389	13,510
TOTAL LIABILITIES	$1,154,891	$1,232,537

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock, par value of $0.001 per share − one billion shares authorized; 98,364,526 shares issued and 98,065,162 shares outstanding as of June 30, 2026; 96,171,331 shares issued and 95,980,437 shares outstanding as of December 31, 2025	98	96
Preferred stock, par value of $0.001 per share − 100,000,000 shares authorized, none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	690,446	685,778
Treasury stock, at cost − 299,364 shares as of June 30, 2026 and 190,894 shares as of December 31, 2025	(646)	(533)
Accumulated other comprehensive income	85,283	96,659
Accumulated deficit	(767,828)	(686,563)
TOTAL STOCKHOLDERS’ EQUITY	7,353	95,437
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,162,244	$1,327,974

See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO.
Condensed Consolidated Statements of Operations
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$284,589	$343,096	$550,572	$629,453
Cost of revenue:
Traffic acquisition costs	161,200	198,927	319,309	382,162
Other cost of revenue	27,789	23,905	52,047	44,377
Total cost of revenue	188,989	222,832	371,356	426,539
Gross profit	95,600	120,264	179,216	202,914
Operating expenses:
Research and development	11,355	13,285	22,037	27,264
Sales and marketing	70,253	79,676	136,710	133,413
General and administrative	28,403	27,888	54,983	64,365
Impairment of intangible assets	—	—	—	15,614
Restructuring charges	1,238	1,674	2,941	8,953
Total operating expenses	111,249	122,523	216,671	249,609
Loss from operations	(15,649)	(2,259)	(37,455)	(46,695)
Other (expense) income:
Gain on repurchase of long-term debt	—	1,225	—	1,225
Interest expense	(17,417)	(17,524)	(34,826)	(40,648)
Other (expense) income and interest income, net	(2,113)	(1,506)	(2,672)	(1,990)
Total other (expense) income, net	(19,530)	(17,805)	(37,498)	(41,413)
Loss before income taxes	(35,179)	(20,064)	(74,953)	(88,108)
Provision (benefit) for income taxes	7,300	(5,751)	6,312	(18,952)
Net loss	$(42,479)	$(14,313)	$(81,265)	$(69,156)

Weighted average shares outstanding:
Basic	97,299,602	94,492,931	96,792,491	86,269,441
Diluted	97,299,602	94,492,931	96,792,491	86,269,441

Net loss per common share:
Basic	$(0.44)	$(0.15)	$(0.84)	$(0.80)
Diluted	$(0.44)	$(0.15)	$(0.84)	$(0.80)
See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(42,479)	$(14,313)	$(81,265)	$(69,156)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,749)	67,780	(11,375)	102,043
Unrealized gain (loss) on available-for-sale investments in debt securities (net of taxes of $(1) and $(1) for the three months ended June 30, 2026 and 2025, respectively and $1 and $21 for the six months ended June 30, 2026 and 2025, respectively).	6	6	(1)	(70)
Total other comprehensive (loss) income	(2,743)	67,786	(11,376)	101,973
Comprehensive (loss) income	$(45,222)	$53,473	$(92,641)	$32,817
See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except for number of shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2026	96,171,331	$96	$685,778	(190,894)	$(533)	$96,659	$(686,563)	$95,437
Vesting of restricted stock units, net of shares withheld for taxes	1,056,154	1	(1)	(45,161)	(38)	—	—	(38)
Stock-based compensation	—	—	2,279	—	—	—	—	2,279
Other comprehensive loss	—	—	—	—	—	(8,633)	—	(8,633)
Net loss	—	—	—	—	—	—	(38,786)	(38,786)
Balance–March 31, 2026	97,227,485	$97	$688,056	(236,055)	$(571)	$88,026	$(725,349)	$50,259
Vesting of restricted stock units, net of shares withheld for taxes	1,137,041	1	(1)	(63,309)	(75)	—	—	(75)
Stock-based compensation	—	—	2,391	—	—	—	—	2,391
Other comprehensive loss	—	—	—	—	—	(2,743)	—	(2,743)
Net loss	—	—	—	—	—	—	(42,479)	(42,479)
Balance–June 30, 2026	98,364,526	$98	$690,446	(299,364)	$(646)	$85,283	$(767,828)	$7,353

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2025	63,503,274	$64	$484,541	(13,413,160)	$(74,289)	$(9,480)	$(169,493)	$231,343
Acquisition of Teads, net	30,320,161	30	186,864	13,429,839	74,402	—	—	261,296
Vesting of restricted stock units, net of shares withheld for taxes	526,076	—	—	(73,000)	(355)	—	—	(355)
Stock-based compensation	—	—	3,037	—	—	—	—	3,037
Other comprehensive income	—	—	—	—	—	34,187	—	34,187
Net loss	—	—	—	—	—	—	(54,843)	(54,843)
Balance – March 31, 2025	94,349,511	$94	$674,442	(56,321)	$(242)	$24,707	$(224,336)	$474,665
Vesting of restricted stock units, net of shares withheld for taxes	745,944	1	(1)	(70,108)	(198)	—	—	(198)
Stock-based compensation	—	—	4,022	—	—	—	—	4,022
Other comprehensive income	—	—	—	—	—	67,786	—	67,786
Net loss	—	—	—	—	—	—	(14,313)	(14,313)
Balance – June 30, 2025	95,095,455	$95	$678,463	(126,429)	$(440)	$92,493	$(238,649)	$531,962
See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(81,265)	$(69,156)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on repurchase of long-term debt	—	(1,225)
Depreciation and amortization of property and equipment	4,091	4,896
Amortization of capitalized software development costs	4,689	4,775
Amortization of intangible assets	26,201	21,539
Amortization of discount on marketable securities	(286)	(721)
Stock-based compensation	4,431	6,731
Non-cash operating lease expense	6,543	5,198
Provision for credit losses	4,758	1,464
Amortization of debt discount and issuance costs	2,273	14,087
Deferred income taxes	(4,661)	(31,847)
Impairment of intangible assets	—	15,614
Unrealized foreign currency transaction losses	2,153	4,145
Other	18	25
Changes in operating assets and liabilities:
Accounts receivable	51,818	38,572
Prepaid expenses and other current assets	16,616	13,344
Accounts payable, accrued expenses and other current liabilities	(58,244)	(2,150)
Operating lease liabilities	(6,646)	(5,426)
Deferred revenue	93	(2,850)
Other non-current assets and liabilities	1,706	7,063
Net cash (used in) provided by operating activities	(25,712)	24,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of cash acquired	—	(598,319)
Purchases of property and equipment	(1,841)	(4,064)
Capitalized software development costs	(10,356)	(7,105)
Purchases of marketable securities	(13,081)	(16,603)
Proceeds from sales and maturities of marketable securities	20,739	77,221
Other	422	1
Net cash used in investing activities	(4,117)	(548,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Bridge Facility	—	625,000
Repayments of borrowings under the Bridge Facility	—	(625,000)
Proceeds from senior secured notes	—	625,305
Partial repayment of long-term debt	—	(7,674)
Payments of deferred financing and debt issuance costs	(763)	(30,801)
Payment of stock issuance costs	—	(775)
Treasury stock repurchases and share withholdings on vested awards	(113)	(553)
(Repayments of) proceeds from bank overdrafts, net	(10,232)	51
Net cash (used in) provided by financing activities	(11,108)	585,553

Effect of exchange rate changes	199	147

Net (decrease) increase in cash, cash equivalents and restricted cash	$(40,738)	$60,909
Cash, cash equivalents and restricted cash — Beginning	129,700	89,725
Cash, cash equivalents and restricted cash — Ending	$88,962	$150,634

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$88,016	$149,449
Restricted cash, included in other assets	946	1,185
Total cash, cash equivalents, and restricted cash	$88,962	$150,634

TEADS HOLDING CO
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax (refunds) payments, net	$(8,117)	$13,014
Cash paid for interest	$32,158	$2,095

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock consideration issued for acquisition of a business	$—	$262,938
Purchases of property and equipment included in accounts payable	$11	$1,405
Operating lease right-of-use assets obtained in exchange for lease obligations	$2,036	$13,614
Stock-based compensation capitalized for software development costs	$239	$328
Unpaid deferred financing costs in accounts payable and accrued expenses	$—	$242
See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts or otherwise stated)
(Unaudited)

1. Organization, Description of Business and Summary of Significant Accounting Policies
Organization and Description of Business
On June 6, 2025, Outbrain Inc. (“Outbrain”), operating under the new Teads brand following Outbrain’s acquisition (the “Acquisition”) of TEADS, a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Legacy Teads”), completed its corporate name change from Outbrain Inc. to Teads Holding Co. (together with its subsidiaries, “Teads,” the “Company,” “we,” “our,” or “us”). The Company is headquartered in New York, New York, with additional operations throughout North America, Europe, the Middle East, and Asia. The Company’s Common Stock, par value $0.001 per share (“Common Stock”), began trading on The Nasdaq Stock Market LLC under the “TEAD” ticker symbol effective June 10, 2025.
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
On February 3, 2025, Outbrain completed the Acquisition for a purchase price of $0.9 billion, comprised of a cash payment of $625 million and 43.75 million shares of Outbrain’s Common Stock. The Acquisition combined the offerings of Outbrain and Legacy Teads into one of the largest Open Internet platforms, allowing the Company to better serve enterprise brands and agencies, as well as direct response and small medium enterprise advertisers across different media environments. In connection with the Acquisition, the Company incurred transaction costs (direct acquisition costs) of $1.1 million and $12.1 million for the three and six months ended June 30, 2025, respectively which were included in general and administrative expenses. See Note 2, Acquisition, to the 2025 Form 10-K for additional information.
As a result of the Acquisition, the accompanying condensed consolidated financial statements include the results of Legacy Teads’ operations from the Acquisition date of February 3, 2025. Consequently, the financial information presented for the six months ended June 30, 2026 is not directly comparable to the financial information presented for the corresponding prior year period, which reflects the operations of Legacy Teads only from the Acquisition date of February 3, 2025. By contrast, each of the three-month periods ended June 30, 2026 and 2025 reflects a full three months of consolidated operations following the Acquisition.
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
Revenue Recognition
The Company sells the placement of advertisements to media agencies and advertisers, which it collectively refers to as its customers. The Company’s customers include brands, performance marketers and other advertisers, which are collectively referred to as its advertisers, each of which contract for use of its services primarily through insertion orders or through self-service tools, allowing advertisers to establish budgets for their advertising campaigns. The Company generates revenue either directly from its customers or indirectly via demand-side platforms (DSPs). Revenue generated directly from its customers can be either on a self-serve basis, where the customer logs into the buying interface and sets up and manages a campaign, or on a managed basis where Company’s teams will log into the buying interface, set up and manage the campaign on behalf of the customers. The Company recognizes revenue pursuant to the five-step framework contained in ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) as further described in Note 1, Organization, Description of Business and Summary of Significant Accounting Policies—Revenue, to the 2025 Form 10-K.
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
Consideration payable to a customer. The Company’s media partners are generally suppliers of inventory, not customers, in arrangements where the Company’s customer is the advertiser. Accordingly, payments to media partners, including revenue shares, guaranteed minimum payments, and programmatic supply costs, are recorded in cost of revenue. The Company evaluates any arrangement in which a counterparty plays multiple roles to determine whether any portion of the payment represents consideration payable to a customer under ASC 606. When amounts qualify as consideration payable to a customer, such amounts are recorded as a reduction of revenue, unless the Company receives a distinct good or service at fair value, in which case the amounts are recorded in operating expenses instead of reducing revenue.
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
The Company generally does not require collateral to secure accounts receivable, with the exception of certain customers with higher potential credit risk who are required to prepay for their campaigns. No single marketer accounted for 10% or more of the Company’s total revenue for the three and six months ended June 30, 2026 and 2025, or 10% or more of its gross accounts receivable balance as of June 30, 2026 and December 31, 2025. During the three and six months ended June 30, 2026 and 2025, none of the Company’s media partners accounted for 10% of its total traffic acquisition costs.
Segment Information
The Company has one operating and reporting segment. The Company’s chief operating decision maker is its Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis.
Defined Benefit Plans
The Company maintains defined benefit pension plans in certain international locations which were acquired as part of the Acquisition. Pension benefits are based on employee age, years of service, and compensation. As of June 30, 2026 and December 31, 2025, the net pension liability was $7.3 million and $7.0 million, respectively. Total net periodic benefit cost was $0.2 million and $0.4 million for the three and six months ended June 30, 2026, respectively. For the comparable periods in 2025, the total net periodic benefit cost was $0.2 million and $0.4 million, respectively. Service cost is recorded within operating expenses, while all other cost components are recorded in other income, net. No cash contributions were required during the three and six months ended June 30, 2026 and 2025. See Note 14, Defined Benefit Plans, to the 2025 Form 10-K for additional information.
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
On December 3, 2025, the Company commenced a broader strategic restructuring plan (the “Strategic Plan”) intended to reduce operating costs, improve operating margins and advance the Company’s ongoing commitment to profitable growth. The Strategic Plan impacted approximately 10% of the Company’s employees globally. As of June 30, 2026, the Company recognized approximately $8.0 million related to severance and legal costs in connection with the Strategic Plan, and the actions associated with the Strategic Plan have been substantially completed, subject to certain remaining actions governed by local law and consultation requirements.
The Company recorded the following pre-tax charges within restructuring charges in its condensed consolidated statement of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Severance and related costs	$1,238	$1,425	$2,744	$8,272
Legal costs	—	249	197	681
Total restructuring charges (1) (2)	$1,238	$1,674	$2,941	$8,953
_________________________
(1)For the three and six months ended June 30, 2026, includes $0.8 million and $2.1 million, respectively, related to sales and marketing and $0.4 million and $0.8 million, respectively, related to general and administrative expenses.
(2)For the three and six months ended June 30, 2025, includes zero and $0.8 million, respectively, related to research and development, $0.9 million and $5.9 million, respectively, related to sales and marketing, and $0.8 million and $2.3 million, respectively, related to general and administrative expenses.

The following table is a reconciliation of the beginning and ending balances for accrued severance and related liabilities recorded within accrued compensation and benefits and accrued and other current liabilities in the Company’s condensed consolidated balance sheets for the six months ended June 30, 2026:

	Severance and related costs	Legal costs	Total

Balance as of December 31, 2025	$3,361	$125	$3,486
Restructuring charges	2,744	197	2,941
Cash payments	(4,845)	(309)	(5,154)
Foreign currency translation	(60)	(1)	(61)
Balance as of June 30, 2026	$1,200	$12	$1,212
3. Investments in Marketable Securities
All of the Company’s debt securities are classified as available-for-sale. The Company’s cash equivalents and investments as of June 30, 2026 and December 31, 2025 consisted of the following:

		June 30, 2026
(In thousands)	Fair Value Level	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments
Money market funds	1	$2,490	$—	$—	$2,490	$2,490	$—
Commercial paper	2	2,996	—	(1)	2,995	—	2,995
Total cash equivalents and investments		$5,486	$—	$(1)	$5,485	$2,490	$2,995

		December 31, 2025
(In thousands)	Fair Value Level	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments
Money market funds	1	$18,602	$—	$—	$18,602	$18,602	$—
Commercial paper	2	23,397	1	(1)	23,397	16,425	6,972
U.S. Corporate bonds	2	3,503	1	—	3,504	—	3,504
Total cash equivalents and investments		$45,502	$2	$(1)	$45,503	$35,027	$10,476
Proceeds from the sales of securities were $2.0 million for both the three and six months ended June 30, 2026 and $22.5 million for both the three and six months ended June 30, 2025. Additionally, the Company received proceeds from the maturity of securities of $8.3 million and $18.7 million for the three and six months ended June 30, 2026, respectively, and $3.0 million and $54.7 million for the three and six months ended June 30, 2025, respectively. Gross realized gains were insignificant during all periods presented. Gross realized gains and losses are reclassified from other comprehensive loss into other (expense) income and interest income, net, in the Company’s condensed consolidated statements of operations and are determined using the specific identification method.
As of June 30, 2026, all of the Company’s available-for-sale securities with a fair value of $5.5 million mature within one year.
As of June 30, 2026 and December 31, 2025, the Company’s investments have been in an immaterial gross unrealized loss position for less than 12 months. As such, no allowance for credit losses was recorded for these securities as of June 30, 2026 and December 31, 2025.
4. Goodwill and Intangible Assets
The change in the carrying value of the Company’s goodwill balance during the six months ended June 30, 2026 was as follows:

(In thousands)
Goodwill at January 1, 2026 (1)	$280,991
Foreign currency translation	(7,165)
Goodwill at June 30, 2026 (1)	$273,826
________________
(1)Goodwill is net of accumulated impairment charges of $352.1 million related to a recognized non‑cash goodwill impairment charge during the fourth quarter of 2025 as a result of a sustained decrease in the Company’s stock price and related decline in market capitalization. The Company did not identify any triggering events or record any goodwill impairment charges during the six months ended June 30, 2026.
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows:

	June 30, 2026
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
		(In thousands)
Developed technology	5.0 years	$89,341	$(31,181)	$58,160
Customer relationships	10.4 years	259,113	(42,427)	216,686
Publisher relationships	8.0 years	63,258	(18,097)	45,161
Trade names	11.0 years	26,702	(4,719)	21,983
Other	15.8 years	922	(396)	526
Total intangible assets, net		$439,336	$(96,820)	$342,516

	December 31, 2025
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
		(In thousands)
Developed technology	5.0 years	$91,699	$(23,585)	$68,114
Customer relationships	10.3 years	264,455	(29,975)	234,480
Publisher relationships	8.0 years	64,632	(15,075)	49,557
Trade names	11.0 years	27,480	(3,588)	23,892
Other	15.8 years	905	(370)	535
Total intangible assets, net		$449,171	$(72,593)	$376,578
During the first quarter of 2025, in connection with the post-Acquisition integration of the Legacy Teads business, the Company made a decision to discontinue its video product offering associated with its prior acquisition of video intelligence AG. Accordingly, the Company fully wrote off the associated intangible assets, as detailed below:

Six Months Ended June 30, 2025

Developed technology	$5,950
Customer relationships	259
Publisher relationships	6,426
Trade names	2,373
Content provider relationships	100
Impairment charge	$15,108

As of June 30, 2026, estimated amortization related to the Company’s identifiable intangible assets in future periods was as follows:

Amount
(In thousands)
Remainder of 2026	$26,790
2027	52,983
2028	52,929
2029	52,929
2030	36,074
Thereafter	120,811
Total	$342,516
5. Balance Sheet Components
Accounts Receivable and Allowance for Credit Losses
Accounts receivable, net of allowance for credit losses consists of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Accounts receivable	$300,596	$358,728
Allowance for credit losses	(18,417)	(16,376)
Accounts receivable, net of allowance for credit losses	$282,179	$342,352
The allowance for credit losses consists of the following activity:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Allowance for credit losses, beginning balance	$16,376	$5,922
Provision for credit losses, net of recoveries	7,687	1,737
Write-offs	(5,646)	(1,443)
Allowance for credit losses, ending balance	$18,417	$6,216
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Prepaid taxes	$13,023	$30,290
Prepaid traffic acquisition costs	7,532	6,794
Prepaid software licenses	4,310	5,211
Other prepaid expenses and other current assets	8,069	7,052
Total prepaid expenses and other current assets	$32,934	$49,347

Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consists of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Capitalized software development costs	$115,229	$104,877
Computer and equipment	70,131	69,670
Leasehold improvements	4,991	4,374
Software	3,634	3,560
Furniture and fixtures	1,811	1,643
Property, equipment, and capitalized software, gross	195,796	184,124
Less: accumulated depreciation and amortization	(141,494)	(133,126)
Total property, equipment and capitalized software, net	$54,302	$50,998
Accounts Payable
The Company’s accounts payable includes $180.1 million and $217.3 million of traffic acquisition costs as of June 30, 2026 and December 31, 2025, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consists of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Accrued agency commissions	$55,797	$69,446
Accrued tax liabilities	25,290	26,328
Interest payable	23,660	23,663
Operating lease obligations, current	10,050	9,108
Accrued professional fees	8,456	8,187
Other	17,514	15,978
Total accrued and other current liabilities	$140,767	$152,710
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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	June 30, 2026
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$2,490	$2,995	$—	$5,485
Restricted time deposit (2)	—	946	—	946
Severance pay fund deposits (2)	—	3,758	—	3,758
Foreign currency forward contract (3)	—	534	—	534
Total financial assets	$2,490	$8,233	$—	$10,723
Financial Liabilities:
Foreign currency forward contract (4)	—	76	—	76
Total financial liabilities	$—	$76	$—	$76

	December 31, 2025
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$18,602	$26,901	$—	$45,503
Restricted time deposit (2)	—	1,477	—	1,477
Severance pay fund deposits (2)	—	5,158	—	5,158
Foreign currency forward contract (3)	—	383	—	383
Total financial assets	$18,602	$33,919	$—	$52,521
Financial Liabilities:
Foreign currency forward contract (4)	—	15	—	15
Total financial liabilities	$—	$15	$—	$15
_____________________
(1)Money market securities are valued using Level I of the fair value hierarchy, while the fair values of commercial paper and corporate bonds are considered Level II and are obtained from independent pricing services, which may use various methods, including quoted prices for identical or similar securities in active and inactive markets. See Note 3 for additional detail relating to the Company’s fixed income securities by balance sheet location.
(2)Recorded within other assets.
(3)Recorded within prepaid expenses and other current assets.
(4)Recorded within accrued and other current liabilities.
The Company enters into foreign currency forward contracts to manage exposure to fluctuations in foreign exchange rates. Pursuant to the master netting agreement, the Company may offset the amounts payable in the same currency. However, the Company records the fair values of the assets and liabilities relating to its undesignated foreign currency forward contracts on a gross basis in its consolidated balance sheets and no amounts have been offset. The Company was not required to post cash collateral as of June 30, 2026.
By entering into foreign currency forward contracts, the Company is exposed to a potential credit risk that the counterparty to its contracts will fail to meet its contractual obligations. If a counterparty fails to perform, the Company’s maximum credit risk exposure would be the positive fair value of the foreign currency forward contracts, or any asset balance, which represents the amount the counterparty owes to the Company. In order to mitigate the counterparty risk, the Company performs an evaluation of its counterparty credit worthiness, and its forward contracts have a term of no more than 18 months. During the three and six months ended June 30, 2026, the Company recognized net gains of $0.5 million and $0.1 million, respectively, within other (expense) income and interest income, net in its condensed consolidated statement of operations, related to mark-to-market adjustments on its undesignated foreign currency forward contracts. The Company recorded corresponding net gains of $1.9 million and $1.1 million, respectively, for the three and six months ended June 30, 2025.
The carrying value of borrowings under the Overdraft Facility (as defined below) approximates fair value due to the short-term nature of the borrowings. The fair value of the Senior Secured Notes (as defined below) is estimated using Level II inputs, including external pricing data. The following table summarizes the carrying value and the estimated fair value of the Senior Secured Notes, based on Level II measurements of the fair value hierarchy:

	June 30, 2026
	Principal Amount	Estimated Fair Value
	(In thousands)
10% Senior Secured Notes	$628,226	$304,690
See Note 8 for additional information relating to the Senior Secured Notes.
Non-Financial Assets
Non-financial assets, such as goodwill, definite-lived intangibles assets, operating lease right-of-use assets and property and equipment, are adjusted to fair value (Level III) only when an impairment is recognized. No impairment charges were recorded during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company recorded $15.5 million in impairment charges related to the discontinuation of a legacy video product offering which consisted of $15.1 million of intangible assets and $0.4 million of unamortized capitalized software development costs. In addition, the Company recorded a $0.1 million impairment charge related to a right-of-use asset during the first quarter of 2025.
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
The following table summarizes assets and liabilities related to the Company’s operating leases:

	Condensed Consolidated Balance Sheets Location	June 30, 2026	December 31, 2025
		(In thousands)
Operating lease assets	Operating lease right-of-use assets, net	$28,622	$28,810

Current liabilities	Accrued and other current liabilities	$10,050	$9,108
Non-current liabilities	Operating lease liabilities, non-current	$20,442	$21,674
The following table presents the components of the Company’s total lease expense:

	Condensed Consolidated Statements	Three Months Ended June 30,		Six Months Ended June 30,
	of Operations Location	2026	2025	2026	2025
		(In thousands)
Operating lease cost:
Fixed lease costs	Cost of revenue and operating expenses	$3,298	$2,891	$6,543	$5,198
Variable lease costs	Operating expenses	315	306	726	480
Short-term lease costs	Operating expenses	331	418	697	820
Lease impairment cost	Impairment charges	—	—	—	99
Sublease income	Operating expenses	(466)	(107)	(949)	(164)
Total lease cost		$3,478	$3,508	$7,017	$6,433

As of June 30, 2026, the maturities of the Company’s lease liabilities under operating leases were as follows:

Year	Operating Leases
(In thousands)
Remainder of 2026	$6,448
2027	11,685
2028	9,078
2029	6,496
2030	2,632
Thereafter	979
Total minimum payments required	$37,318
Less: imputed interest	6,826
Total present value of lease liabilities	$30,492
The following table summarizes weighted-average lease terms and discount rates for the Company’s operating leases:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	3.42 years	3.53 years
Weighted-average discount rate	10.01%	9.85%
8. Debt Obligations
The following table presents the Company’s debt obligations as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(In thousands)
10.000% Senior Secured Notes	$628,226	$628,226
Debt discount	(11,495)	(10,364)
Unamortized debt issuance costs	(9,345)	(12,749)
Total long-term debt	607,386	605,113
Short-term debt	7,081	17,595
Total debt	$614,467	$622,708
10.000% Senior Secured Notes due 2030
In February 2025, the Company issued $637.5 million in aggregate principal amount of 10.000% senior secured notes due February 15, 2030 (the “Senior Secured Notes”). The Senior Secured Notes bear interest at 10.000% per annum, payable semi-annually on February 15 and August 15. In June 2025, the Company repurchased $9.3 million aggregate principal amount of the Senior Secured Notes for $8.0 million in cash, reducing the aggregate principal amount to $628.2 million.
During the three and six months ended June 30, 2026, the Company recognized interest expense related to the Senior Secured Notes of approximately $16.9 million and $33.7 million, respectively, which included a combined amortization of debt discount and deferred financing costs of $1.2 million and $2.3 million, respectively. As of June 30, 2026, the Senior Secured Notes had a carrying value of $607.4 million, net of unamortized discount and deferred financing costs. There have been no material changes to the terms of the Senior Secured Notes or related covenants since December 31, 2025. See Note 9, Debt Obligations—10% Senior Secured Notes due 2030, to the 2025 Form 10-K for additional information.

Credit Facilities
2025 Revolving Facility
The Company maintains a $100.0 million revolving credit facility (the “2025 Revolving Facility”) pursuant to the credit agreement (the “Credit Agreement”) dated February 3, 2025, among the Company, OT Midco Inc., the additional borrowers party thereto from time to time, Goldman Sachs Bank USA, as sole administrative agent and swingline lender, U.S. Bank Trust Company, National Association, as the collateral agent, and the lenders, issuing banks and arrangers party thereto from time to time. The 2025 Revolving Facility may be used for working capital and other general corporate purposes of the Company and its subsidiaries. Loans under the 2025 Revolving Facility bear interest, at the Company’s option, at (x) a secured overnight financing rate, subject to a “zero” floor, plus an interest rate margin of 4.25% per annum or (y) an alternate base rate plus an interest rate margin of 3.25% per annum. In addition, the 2025 Revolving Facility accrues an unused commitment fee at a rate ranging from 0.375% to 0.50%, depending on the Company’s senior secured net leverage ratio, as set forth in the Credit Agreement. As of June 30, 2026, no borrowings were outstanding under the 2025 Revolving Facility and the Company was in compliance with all applicable covenants. The 2025 Revolving Facility includes a springing financial covenant based on a maximum senior secured net leverage ratio. As of June 30, 2026, the available borrowing capacity was limited to $40.0 million (representing 40% of the facility limit) to maintain compliance with this covenant. There have been no material changes to the terms of the Credit Agreement since December 31, 2025. See Note 9, Debt Obligations—Credit Facilities—Credit Agreement, to the 2025 Form 10-K for additional information.
Short-Term Debt
The Company’s French subsidiary, Teads France SAS (“Teads France”), previously maintained an overdraft credit facility with HSBC (the “Overdraft Facility”) which was used to fund the general working capital needs of Teads France. In May 2026, the Company commenced a repayment plan with HSBC to terminate and fully pay down the Overdraft Facility. As of June 30, 2026, approximately $7.1 million (€6.2 million) in borrowings were outstanding under the Overdraft Facility, reflecting payments made during the second quarter of 2026. These outstanding borrowings are recorded within short-term debt in the Company’s condensed consolidated balance sheets. Subsequent to quarter-end, in July 2026, the Company made an additional payment of €1.25 million, reducing the remaining outstanding balance to €5.0 million. The Company expects to pay down the remaining balance of the Overdraft Facility by the end of 2026. See Note 9, Debt Obligations—Short-Term Debt, to the 2025 Form 10-K for additional information.
Interest Expense and Prior Period Activity
The Company recognized total interest expense of $17.4 million and $34.8 million for the three and six months ended June 30, 2026, respectively, primarily related to the Senior Secured Notes. For the comparable periods in 2025, the total interest expense was $17.5 million and $40.6 million, respectively. Interest expense for the three and six months ended June 30, 2025 includes $13.3 million related to the $625 million senior secured bridge term loan credit facility (the “Bridge Facility”), which was used to finance the Acquisition and subsequently repaid in full in February 2025. Additionally, in connection with the entry into the Credit Agreement in February 2025, the Company terminated its 2021 credit facility and recognized the remaining $0.2 million of unamortized deferred financing costs within interest expense.
9. Income Taxes
Due to the ongoing post-Acquisition integration efforts and inability to reliably estimate the annual effective tax rate, for the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025, the Company’s interim provision for or benefit from income taxes is computed using the actual year-to-date results rather than an estimated annual effective tax rate.
The Company’s effective tax rates for the three and six months ended June 30, 2026 were (20.8)% and (8.4)%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2026 were lower than the U.S. federal statutory tax rate of 21%, primarily due to pre-tax loss, including U.S. and various non-U.S. losses being subject to valuation allowance, during the three and six months ended June 30, 2026.
The Company’s effective tax rates for the three and six months ended June 30, 2025 were 28.7% and 21.5%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2025, were higher than the U.S. federal statutory tax rate of 21%, primarily due to increased concentration of profitability in lower-tax jurisdictions, partially offset by an increase in uncertain tax positions, coupled with the pre-tax loss during the three months ended June 30, 2025.
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
Verve Group Arbitration
As previously disclosed in our 2025 Form 10-K and our Form 10-Q for the quarter ended March 31, 2026, we are involved in a dispute with Verve Group Europe GmbH (“Verve Group”) and its affiliate Smaato, Inc. (“Smaato” and together with Verve Group, “Verve”). The dispute relates to withholdings we applied to Verve’s accounts following the identification of significant volumes of invalid traffic and non-compliant activity originating from Verve’s inventory, and the amounts at issue total approximately $8.1 million in connection with certain disputed invoices. The matter is now proceeding in arbitration before JAMS. We believe Verve’s claims are without merit, as it is our position that our withholdings were based on documented traffic quality issues, and we intend to defend the matters vigorously.
Based on the information currently available to us regarding these matters, we have not recorded an accrual as a loss is not considered probable or reasonably estimable. We will continue to monitor and evaluate the status of these matters each quarter to determine the need for additional disclosure pursuant to ASC 450.
Google Litigation
Subsequent to quarter-end, on August 3, 2026, the Company filed a lawsuit against Google LLC and Alphabet Inc. (together, “Google”) in the United States District Court for the Southern District of New York. The complaint alleges that Google has engaged in anticompetitive conduct in the ad exchange and publisher ad server markets in violation of the federal antitrust laws, including actions that restrict publishers’ ability to use competing services and favor Google’s own advertising exchange, and asserts related claims under New York statutory and common law. The Company is seeking monetary damages, injunctive and declaratory relief, and costs of suit and expenses. The Company intends to pursue its claims vigorously, but cannot predict the outcome of this matter at this early stage.
Other Matters
In addition to the matters described above, we are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We do not believe that the final outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our business, operating results, cash flows or financial condition.
In connection with the Acquisition, the Company identified and recorded a $20.1 million provision related to certain income tax items under ASC 740, “Income Taxes,” and an $8.6 million provision related to certain non-income tax items accounted for under ASC 450, “Contingencies,” within contingent tax liabilities in its condensed consolidated balance sheet as of June 30, 2026. The Company has also recorded an indemnification asset in the full amount of the provision of $28.7 million, as the Company is indemnified against certain tax liabilities under the Share Purchase Agreement, dated August 1, 2024, with Altice Teads S.A. (“Altice Teads”), as amended on February 3, 2025. Altice Teads’ indemnification obligation may be increased if other indemnified risks materialize and will remain in place until all covered matters are resolved.
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
Share Repurchases
In December 2022, the Company’s Board of Directors (“Board”) authorized a $30 million share repurchase program. The Company did not repurchase any shares of Common Stock during the three and six months ended June 30, 2026, and 2025. As of June 30, 2026, $6.6 million remained available for repurchase under the program. Commission costs associated with share repurchases and any excise taxes accrued as a result of the Inflation Reduction Act of 2022 do not reduce the remaining authorized amount under the repurchase programs.
In addition, the Company may periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of the Company’s equity incentive plans and the underlying award agreements.
During the three and six months ended June 30, 2026, the Company withheld 63,309 and 108,470 shares, respectively, with fair values of less than $0.1 million and $0.1 million, respectively, to satisfy employee tax withholding obligations. During the three and six months ended June 30, 2025, the Company withheld 70,108 and 143,108 shares, respectively, with fair values of $0.2 million and $0.6 million, respectively.
Accumulated Other Comprehensive Income (Loss)
The following table details the changes in accumulated other comprehensive income (loss), net of tax:

	Foreign Currency Translation Loss	Unrealized Loss on Investments in Marketable Securities(1)	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance–December 31, 2025	$96,659	$—	$96,659
Other comprehensive loss, net of tax:
Other comprehensive loss before reclassifications	(11,375)	(1)	(11,376)
Realized gains from sales of investments in marketable securities reclassified to earnings	—	—	—
Other comprehensive loss, net of tax	(11,375)	(1)	(11,376)
Balance–June 30, 2026	$85,284	$(1)	$85,283
_____________________
(1)The tax effects related to realized and unrealized gains on investments in marketable securities was immaterial for the three and six months ended June 30, 2026.
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
As of June 30, 2026, 2,596,726 and 628,816 shares were available for grant under the 2021 Plan and the 2007 Plan, respectively. The Company generally issues new shares upon settlement of equity awards.
The Company recognizes stock-based compensation based on grant date fair value and accounts for forfeitures as they occur.
The following table summarizes stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Research and development	$358	$658	$775	$1,259
Sales and marketing	1,028	1,512	1,725	2,557
General and administrative	899	1,620	1,931	2,915
Total stock-based compensation	$2,285	$3,790	$4,431	$6,731
As of June 30, 2026, unrecognized compensation expense was approximately $16.6 million for RSUs and $1.3 million for PSUs.
The following table summarizes stock option, RSU and PSU activity for the six months ended June 30, 2026:

	Stock Options	Service-Based RSUs	PSUs
Outstanding—December 31, 2025	1,326,262	7,420,833	2,911,575
Granted	—	5,895,600	853,000
Exercised/Vested	—	(2,002,603)	(190,592)
Forfeited/Expired	(363,977)	(1,712,217)	(1,602,995)
Outstanding—June 30, 2026	962,285	9,601,613	1,970,988
Restricted Stock Units
RSUs are granted to eligible employees and non-employee directors with fair value based on the Company’s stock price on the grant date. Compensation expense is recognized on a straight-line basis over the service period. During the six months ended June 30, 2026, the Company granted 5,895,600 RSUs with a weighted average grant date fair value of $0.92 per share.
Performance Stock Units
PSUs are granted to senior executives and other key employees and include both performance-based and market-based awards.
Performance-Based PSUs
The fair value of performance-based PSUs is based on the Company’s stock price on the grant date. These awards vest based on continued service and achievement of specified financial metric-based performance targets over the performance period (typically three years). Compensation expense is recognized ratably over the performance period based on the probability of achieving the performance conditions. The number of shares that may be earned is subject to a maximum of 150% of the target award. During the six months ended June 30, 2026, the Company granted 564,000 performance-based PSUs with a weighted average grant date fair value of $0.96 per share.
Market-Based PSUs
The Company also grants market-based PSUs to senior executives and other key employees with vesting based on total shareholder return (“TSR”) performance and continued service. These awards include: Absolute TSR awards, which vest based on achievement of specified stock price targets, with payout levels ranging from 0% to 100% of target, and Relative TSR awards, which vest based on the Company’s TSR performance relative to a designated peer group, with payout levels ranging from 0% to 150% of target. During the six months ended June 30, 2026, the Company granted 289,000 market-based PSUs with a weighted average grant date fair value of $1.09 per share.
The fair value of market-based PSUs is determined on the grant date using a Monte Carlo simulation. Compensation expense is recognized using an accelerated attribution method over the applicable service period and is not reversed if the market condition is not achieved. The following assumptions were used to estimate the fair value of the Company’s market-based PSUs granted during the six months ended June 30, 2026:

Expected volatility	82.54%
Risk-free rate	3.92%
Expected dividend yield	—
Stock-Based Awards Granted Outside of Equity Incentive Plans
Warrants
As of June 30, 2026, 48,529 warrants were outstanding and exercisable with a weighted average exercise price of $7.34. These warrants expire in September 2026.
Employee Stock Purchase Plan
As of June 30, 2026, approximately 4,310,250 shares were reserved under the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”), which is subject to annual automatic evergreen increases. The plan is not yet active and no shares have been issued thereunder.
See Note 13 to the 2025 Form 10-K for additional information relating to the Company’s share-based compensation awards.
13. Net Income (Loss) per Common Share
The following table presents the computation of the Company’s basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Numerator:
Net loss attributed to common stockholders - basic and diluted	$(42,479)	$(14,313)	$(81,265)	$(69,156)

Denominator:
Weighted-average shares - basic and diluted	97,299,602	94,492,931	96,792,491	86,269,441

Net loss per share:
Basic	$(0.44)	$(0.15)	$(0.84)	$(0.80)
Diluted	$(0.44)	$(0.15)	$(0.84)	$(0.80)
The Company’s PSUs are only included in diluted net income (loss) per share to the extent the underlying performance conditions have been satisfied at the end of the reporting period, or would be considered satisfied if the end of the reporting period was the end of the related performance period and the result would be dilutive.
The following weighted-average shares have been excluded from the calculation of diluted net income (loss) per share attributable to holders of Common Stock for each period presented because they are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase Common Stock	1,080,394	1,583,460	1,140,852	1,630,613
Warrants	48,529	48,529	48,529	48,529
Restricted stock units	8,649,786	4,941,850	7,728,603	4,293,830
Performance stock units	532,813	1,260,272	534,693	1,064,825
Total shares excluded from diluted net loss per share	10,311,522	7,834,111	9,452,677	7,037,797
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Revenue from external customers	$284,589	$343,096	$550,572	$629,453
Less:
Traffic acquisition costs	161,200	198,927	319,309	382,162
Personnel-related costs (1)	61,627	68,624	125,453	125,932
Merger and acquisition costs	1,565	5,434	2,849	21,852
Depreciation and amortization	17,547	18,337	34,981	31,210
Marketing and advertising expenses	11,692	10,795	17,049	15,222
Restructuring charges	1,238	1,674	2,941	8,953
Impairment charges	—	—	—	15,614
Other cost of sales (1)	20,736	16,887	37,965	31,645
Other segment expenses (1) (2)	24,633	24,677	47,480	43,558
Gain on repurchase of long-term debt	—	(1,225)	—	(1,225)
Interest expense	17,417	17,524	34,826	40,648
Other expense (income) and interest income, net	2,113	1,506	2,672	1,990
Provision (benefit) for income taxes	7,300	(5,751)	6,312	(18,952)
Segment and consolidated net loss	$(42,479)	$(14,313)	$(81,265)	$(69,156)
_____________________
(1)Certain prior period amounts within the segment footnote have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported consolidated financial results or total segment profit.
(2)Other segment expenses primarily consist of office and related expenses, other professional fees, non-income taxes, provision for credit losses, and other expenses.
The following table presents total revenue based on where the Company’s advertisers are physically located:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
The Americas (1)	$79,152	$104,099	$152,400	$194,384
EMEA (Europe, the Middle East and Africa)	175,995	202,988	337,909	367,933
Asia	29,442	36,009	60,263	67,136
Total revenue	$284,589	$343,096	$550,572	$629,453
_____________________
(1)Includes U.S. revenues of $69.0 million and $136.0 million for the three and six months ended June 30, 2026, respectively, and $90.1 million and $169.3 million for the three and six months ended June 30, 2025, respectively.
The Company’s long-lived assets by geographic location, which are comprised of property, equipment and capitalized software, net and operating lease right-of-use assets, net are summarized below:

	June 30, 2026	December 31, 2025
	(In thousands)
The Americas	$46,632	$47,637
EMEA (Europe, the Middle East and Africa)	33,562	29,503
Asia	2,730	2,668
Total long-lived assets, net	$82,924	$79,808

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
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide information that management believes is necessary to understand our business, financial condition, and results of operations. The MD&A should be read in conjunction with our condensed consolidated financial statements and notes thereto. In addition to the condensed consolidated financial statements prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”), we use certain non-GAAP financial measures throughout this discussion to provide investors with supplemental metrics used by our management for financial and operational decision making. These measures are supplemental and are not an alternative to our financial statements prepared in accordance with GAAP. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most directly comparable GAAP financial measures.
Business Overview
Teads Holding Co. (together with its consolidated subsidiaries, “Teads,” the “Company,” “we,” “our,” or “us”) is a leading omnichannel advertising platform focused on driving outcomes for brand and performance advertisers across the digital ecosystem. We connect global advertisers with an expansive network of media owners across the open web, connected TV (“CTV”), and in‑app environments. The Company is headquartered in New York, New York, with additional operations throughout North America, Europe, the Middle East, and Asia.
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
As a result of the acquisition (the “Acquisition”) of TEADS, a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Legacy Teads”), the accompanying condensed consolidated financial statements include the results of Legacy Teads’ operations from the Acquisition date of February 3, 2025. Our current results therefore reflect the fully consolidated operations of the combined company, and each of the three-month periods ended June 30, 2026 and 2025 reflects a full three months of consolidated operations following the Acquisition. However, the financial information presented for the six months ended June 30, 2026 is not directly comparable to the financial information presented for the corresponding prior year period, which reflects the operations of Legacy Teads only from the Acquisition date. This overview highlights material developments in our business and should be read in conjunction with the more comprehensive business and industry discussion included in the 2025 Form 10-K.
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
Recent Trends, Risks and Uncertainties
Together with the risk factors identified in our 2025 Form 10-K, we have identified the following developments that may impact our future financial performance or condition:
Post-Acquisition Strategy and Implementation
Following the Acquisition, we focused on the integration of our operations amid operational challenges inherent in returning a combined global company to growth. Building on the restructuring of our go-to-market organization in the second half of 2025, we substantially completed the actions under our broader strategic restructuring plan (the “Strategic Plan”) announced in December 2025, which is intended to reduce operating costs, improve operating margins and advance the Company’s commitment to profitable growth. The Strategic Plan, which resulted from a comprehensive review of our business portfolio and operational structure, involved a reduction of our global workforce by approximately 10%. A key component of this strategy is the deliberate rationalization of our business portfolio and a focus on supply quality, including the “clean-up” of underperforming inventory. While these optimizations, alongside broader macroeconomic volatility and increased competition on the demand side, contributed to a year-over-year reduction in spend from certain customers, we believe these shifts are essential for the long-term health and transparency of our premium marketplace.
Trends in Our Business — Enterprise and Direct Response & Small Medium Enterprise (“SME”)
We are a leading omnichannel advertising platform focused on driving outcomes for brand and performance advertisers across the digital ecosystem. Our recent results highlight two different trajectories across our business: Enterprise advertisers, and Direct Response and SME advertisers. Our Enterprise business, focused largely on branding dollars, consists of global brand and agency partnerships utilizing our omnichannel supply inclusive of Connected TV and is our strategic priority. Enterprise delivered $89 million in Ex-TAC Gross Profit in the three months ended June 30, 2026. Our Direct Response and SME advertisers, focused on performance dollars, include affiliates, search and performance buyers. Direct Response and SME delivered $34 million in Ex-TAC Gross Profit in the three months ended June 30, 2026. This component of our business is experiencing headwinds primarily driven by broader industry trends, as described under “—Generative AI and Publisher Traffic Trends” below.
Generative AI and Publisher Traffic Trends
The digital advertising ecosystem continues to be impacted by structural shifts and evolving user behaviors, evidenced most prominently by declining traffic trends on the traditional publisher side of the Open Internet. These developments are significantly influenced by the integration of generative artificial intelligence (“AI”) into major search engines and web browsers, which provides direct answers and summaries that are increasingly causing users to bypass the publisher pages. Additionally, other changes in policies and practices by third parties we do not control, most recently by Google, have challenged Open Internet publishers’ ability to drive pageviews and monetize effectively, which has in turn impacted our monetization.
We have observed these combined factors contribute to an ongoing decline in page view volume for our publisher partners, thereby reducing the advertising inventory available for monetization on our platform. This decline disproportionately impacts our direct response and SME advertisers, which are most closely tied to open-web performance, and specifically our publisher feed inventory. The decline in page views has resulted in reductions in the buying patterns of direct response and SME advertisers. For our premium publisher partners, we estimate that page views declined by approximately 21% and approximately 16% for the three and six months ended June 30, 2026, respectively, compared to the corresponding prior year periods.
While this broader evolution presents challenges to traditional publisher traffic patterns, it also creates opportunities for platform innovation and engagement. Our strategy is intended to address these shifts in several respects. We launched Teads EngageOS, an AI-powered operating system for publishers that unifies editorial content and ad inventory, with the objective of optimizing total publisher revenue across a reader session — designed to protect audience engagement while delivering higher yield. In addition, we are opening additional programmatic buying channels at higher margins, including AI-native supply channels in emerging environments such as large language model interfaces, and launching a vertical video format that enables advertisers to use creative assets developed for other platforms. See “—Expansion Into New Environments, New Experiences and New Ad Formats” below.
Macroeconomic Environment
General worldwide economic conditions continue to experience instability, as well as volatility and disruption in the financial markets. These conditions result from factors including geopolitical tensions, including the effects of the Israel-Hamas conflict and the uncertainty regarding the sustainability of the related cease-fire and the conflict involving the U.S., Iran, Israel and surrounding nations, as well as other geopolitical tensions and uncertainties, global supply chain disruptions, labor market volatility, tariffs and trade wars, general economic uncertainty, inflation, fluctuations in U.S. and global interest rates, and currency exchange rate fluctuations. The global economy is also experiencing heightened uncertainty due to market reactions to changes in international trade and tariff policies, recessionary concerns, corporate bankruptcies, and the impact of actual or potential U.S. government shutdowns, which have the potential to further exacerbate inflationary pressures.
These conditions have negatively impacted our advertisers and, as a result, our business has been impacted and could be adversely impacted in the future if these conditions continue or worsen, including if our advertisers were to reduce or further reduce their advertising spending. We continue to monitor our operations, and the operations of those in our ecosystem (including media partners, advertisers, and agencies), but these conditions make it difficult to accurately forecast and plan future business activities. Such volatility could cause a further reduction or delay in overall advertising demand and spending, or further affect our advertisers’ ability to pay, each of which has negatively impacted, and may continue to negatively impact, our business, financial condition, and results of operations.
For additional information regarding the potential impact of macroeconomic factors on our business, see Item 1A, “Risk Factors” in our 2025 Form 10-K.
Conditions in Israel
Many of our employees, including certain members of our management team and board of directors (“Board”), operate from our offices in Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region directly affect our business and operations. Following the October 7, 2023 attacks by Hamas terrorists on Israel’s southern border, Israel declared war against Hamas and since then, Israel has been involved in military conflicts with Hamas, Hezbollah (a terrorist organization based in Lebanon), Syria and Iran, both directly and through proxies. Although a ceasefire between Israel and Hamas took effect on October 10, 2025, there is no assurance that this agreement will continue to be upheld. On February 28, 2026, the U.S. and Israel initiated air strikes against Iranian military targets and leadership. Since then, retaliation by Iran against U.S. and Israeli interests in the Middle East has been widespread. As of the date of the filing of this Report, significant volatility and uncertainty persist throughout the Middle East region, with the potential for continued escalation into a broader and more sustained regional conflict.
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

For the three and six months ended June 30, 2026, thousands of unique advertisers were active on our owned and operated platforms, in addition to the thousands of advertisers who access the platform through programmatic partnerships.
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
Our growth depends on media partners’ ability to drive traffic to their sites, apps or other properties. The proliferation of social media properties, streaming services and other platforms, as well as the adoption of AI, have negatively impacted, and may continue to negatively impact, the growth of key segments of our media partners, namely digital publishers. These dynamics have contributed to a decline in page view volume across our publisher partners, thereby reducing the advertising inventory available for monetization on our platform, as described under “—Generative AI and Publisher Traffic Trends” above. At the same time, the trends in user engagement underscore the media partner need for our solutions to engage users and enhance overall monetization.
Expansion Into New Environments, New Experiences and New Ad Formats
The available mediums and formats for consumers to engage with media have greatly expanded over the last several years. As this evolution in media consumption and consumer behavior continues, we are focused on utilizing our AI prediction technology to bring curated, relevant consumer experiences to these new devices, experiences and formats.
Fundamentally, we plan to continue to make our platform available for media partners on all types of devices and platforms and evolve our business to apply our technology to the most popular methods of media consumption, such as CTV environments including HomeScreen advertising placements.
Examples of environments in which content consumption is growing include CTV, online video, mobile in-app environments, and within Large Language Models (“LLMs”) interfaces. Our omnichannel outcomes platform enables advertisers to not only reach their audiences across the broad digital advertising ecosystem — from web, to CTV, to app environments — but to drive outcomes from those audiences at each step of the marketing funnel.
The development and deployment of new ad formats and further penetrating new and growing environments allow us to better serve advertisers who seek to target and engage consumers at scale. We believe this continues to open and grow new types of advertiser demand, while ensuring the relevance of the environments in which we operate.
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
Generative AI and Search Trends
At the same time, the proliferation of generative AI tools, particularly their integration into major search engines and web browsers, is causing a shift in how users discover and consume content online. These tools can provide users with direct answers and AI-generated summaries, which has reduced their need to click through to original publisher websites. This trend of bypassing the traditional user journey to a publisher’s site has contributed, and could continue to contribute to a decline in direct user traffic. A reduction in traffic to our media partners directly decreases the inventory of advertising impressions available for us to monetize, which has affected, and could in the future have a significant effect on, our revenue and results of operations. For additional information regarding the impact of these trends on our business, see “—Recent Trends, Risks and Uncertainties—Generative AI and Publisher Traffic Trends” above, and for the related risks, see “Business—Industry” and “Risk Factors” in our 2025 Form 10-K.
Regulatory and Platform Changes
Regulators across most developed markets continue to be focused on enacting and enforcing user privacy rules, as well as requirements relating to the development and deployment of AI, including transparency and labeling obligations for AI-

generated content, and on maintaining significant oversight over the competitive practices of the major “walled garden” platforms. In the United States, the absence of a comprehensive federal privacy law has produced fragmented state frameworks that continue to create compliance complexity. In the EU, the Digital Markets Act and Digital Services Act are actively being enforced against designated gatekeeper platforms, with recent actions targeting consent practices, data portability and advertising transparency. Industry participants will likely continue to be impacted by changes implemented by platform leaders. For example, although Google has announced that it does not intend to deprecate third-party cookies in its Chrome web browser, its evolving approach to privacy and tracking controls in Chrome will continue to affect our and our clients’ compliance requirements. For additional information regarding changing industry dynamics with respect to industry participants and the regulatory environment, see “Business—Industry,” “Business—Regulatory” and “Risk Factors” in our 2025 Form 10-K.
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
In addition, expenditures by advertisers tend to be cyclical and discretionary in nature, reflecting changes in brand advertising strategy, budgeting constraints, and buying patterns, and a variety of other factors, many of which are outside of our control. The quarterly rate of increase/decrease in our traffic acquisition costs is generally commensurate with the quarterly rate of increase/decrease in our revenue. However, traffic acquisition costs have, at times, grown at a faster or slower rate than revenue, primarily due to the mix of the revenue generated or contracted terms with media partners. We generally expect these seasonal trends to continue, though historical seasonality may not be predictive of future results given the potential for changes in advertising buying patterns and macroeconomic conditions. These trends will affect our operating results and we expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.
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
Our revenue is impacted by the level of advertiser demand for our products and by the volume, quality, and performance of available advertising inventory. Demand fluctuates based on macroeconomic conditions, seasonal advertising patterns, campaign performance, advertiser ROAS expectations, and budget dynamics across advertiser types. Enterprise marketers and agencies deploy budgets to drive a range of brand outcomes, from awareness, consideration and intent to lower-funnel outcomes such as site traffic or app downloads. By contrast, direct response and SME advertisers generally operate against defined performance targets, with spend scaling based on measurable conversion efficiency. To the extent advertisers (of all types) achieve their desired outcomes on our platform, they may increase budgets or expand usage of our solutions over time.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of wages, benefits, bonuses, stock-based compensation and, with respect to sales and marketing expenses, sales commissions.
Research and Development. Research and development expenses are related to the development and enhancement of our platform, and consist primarily of personnel and the related overhead costs, amortization of capitalized software for non-revenue generating infrastructure and facilities costs.
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
Impairment Charges. Impairment charges consist of non-cash charges recognized when the carrying amount of an asset or asset group is not recoverable or exceeds its estimated fair value, as applicable. These charges may include impairments of goodwill, acquired intangible assets, property and equipment, capitalized software and other long-lived assets. Impairment charges recognized during the six months ended June 30, 2025 relate to intangible assets and capitalized software associated with the discontinuance of the video product offering associated with vi during the first quarter of 2025.
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
Interest Expense. Interest expense primarily consists of interest on our 10.000% senior secured notes due 2030 (“Senior Secured Notes”), the Overdraft Facility (as defined below) assumed in the Acquisition, our revolving credit facilities, and amortization of debt discounts and deferred financing cost. Interest expense for 2025 also included interest and fees on our senior secured bridge term loan credit facility drawn and repaid during the first quarter of 2025. Interest expense may increase if we incur any borrowings under our 2025 Revolving Facility (as defined below) or if we enter into new debt facilities or finance lease arrangements.

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

Results of Operations
We have one operating segment, which is also our reportable segment. The following table sets forth our condensed consolidated results for the periods presented. Our 2026 results incorporate a full six months of combined operations, whereas our 2025 results include the Legacy Teads business only from the Acquisition date of February 3, 2025, through June 30, 2025 for the year-to-date period. Because the prior year six-month period includes the results of the acquired business for only a portion of the six-month period, the financial information presented for the six months ended June 30, 2026 is not directly comparable to the corresponding prior year period. Conversely, the financial information presented for the three months ended June 30, 2026 and 2025 is directly comparable, as both quarterly periods reflect a full three months of consolidated operations following the Acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Revenue	$284,589	$343,096	$550,572	$629,453
Traffic acquisition costs	161,200	198,927	319,309	382,162
Other cost of revenue	27,789	23,905	52,047	44,377
Gross profit	95,600	120,264	179,216	202,914

Gross profit margin	33.6%	35.1%	32.6%	32.2%

Total operating expenses	111,249	122,523	216,671	249,609
Loss from operations	(15,649)	(2,259)	(37,455)	(46,695)
Total other (expense) income, net	(19,530)	(17,805)	(37,498)	(41,413)
Loss before income taxes	(35,179)	(20,064)	(74,953)	(88,108)
Provision (benefit) for income taxes	7,300	(5,751)	6,312	(18,952)
Net loss	$(42,479)	$(14,313)	$(81,265)	$(69,156)

Net loss as a percentage of gross profit	(44.4)%	(11.9)%	(45.3)%	(34.1)%

Non-GAAP Financial Measures:
Ex-TAC Gross Profit (1)	$123,389	$144,169	$231,263	$247,291
Adjusted EBITDA(1)	$6,986	$26,976	$7,747	$37,665
Adjusted EBITDA as a percentage of Ex-TAC Gross Profit (1)	5.7%	18.7%	3.3%	15.2%
______________________
(1)Ex-TAC Gross Profit, Adjusted EBITDA and Adjusted EBITDA as a percentage of Ex-TAC Gross Profit are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for definitions and limitations of these measures, and reconciliations to the comparable U.S. GAAP financial measures.
Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025
Revenue
Revenue for the three months ended June 30, 2026 decreased $58.5 million, or 17.0%, to $284.6 million, from $343.1 million for the three months ended June 30, 2025. Revenue for the six months ended June 30, 2026 decreased $78.9 million, or 12.5%, to $550.6 million, from $629.5 million for the six months ended June 30, 2025.
These decreases were primarily driven by lower revenue from our direct response and SME advertisers, reflecting changing search and open-web traffic dynamics, including lower publisher traffic and available advertising impressions, as well as the impact of actions taken throughout 2025 to exit certain lower quality supply and demand sources. These decreases were partially offset by continued growth in our CTV offerings. The decrease for the six-month period was also partially offset by the inclusion of an additional month of consolidated results in 2026 compared to 2025, as the Acquisition was completed on February 3, 2025.

Revenue for the three and six months ended June 30, 2026 included net favorable foreign currency effects of approximately $0.8 million and $11.6 million, respectively. On a constant currency basis, revenue decreased $59.3 million, or 17.3%, and $90.5 million, or 14.4%, respectively, compared to the corresponding prior year periods.
See “Non-GAAP Reconciliations” for information regarding the constant currency measures provided in this discussion and below to supplement our reported results.
Cost of Revenue and Gross Profit
Traffic acquisition costs — decreased $37.7 million, or 19.0%, to $161.2 million for the three months ended June 30, 2026, from $198.9 million for the three months ended June 30, 2025. Traffic acquisition costs decreased $62.9 million, or 16.4%, to $319.3 million for the six months ended June 30, 2026, from $382.2 million for the six months ended June 30, 2025. These decreases were primarily driven by lower revenue and a favorable change in revenue mix toward higher-margin offerings.
As a percentage of revenue, traffic acquisition costs decreased to 56.6% for the three months ended June 30, 2026, from 58.0% for the three months ended June 30, 2025 and decreased to 58.0% for the six months ended June 30, 2026 from 60.7% for the six months ended June 30, 2025.
Traffic acquisition costs for the three and six months ended June 30, 2026 included net unfavorable foreign currency effects of approximately $0.2 million and $6.1 million, respectively. On a constant currency basis, traffic acquisition costs decreased $37.9 million, or 19.1%, and $69.0 million, or 18.0%, respectively, for the three and six months ended June 30, 2026 compared to the corresponding prior year periods.
Other cost of revenue — increased $3.9 million, or 16.3%, to $27.8 million for the three months ended June 30, 2026, compared to $23.9 million in the prior year period. The increase was primarily driven by higher technology costs associated with our expanded platform, including hosting fees, as well as higher contract commitment costs. As a percentage of revenue, other cost of revenue increased to 9.8% for the three months ended June 30, 2026, from 7.0% for the three months ended June 30, 2025.
Other cost of revenue increased $7.6 million, or 17.2%, to $52.0 million for the six months ended June 30, 2026 compared to $44.4 million in the prior period. The increase was primarily driven by the inclusion of an additional month of consolidated operations in 2026 compared to 2025, higher technology costs associated with our expanded platform and higher amortization expense of approximately $1.5 million. As a percentage of revenue, other cost of revenue increased 2.4% to 9.5% for the six months ended June 30, 2026 from 7.1% for the six months ended June 30, 2025.
Gross profit — decreased $24.7 million, or 20.5%, to $95.6 million for the three months ended June 30, 2026, compared to $120.3 million for the three months ended June 30, 2025. Gross profit decreased $23.7 million, or 11.7%, to $179.2 million for the six months ended June 30, 2026 compared to $202.9 million for the six months ended June 30, 2025. These decreases were primarily driven by the lower revenue discussed above, partially offset by lower traffic acquisition costs. The six-month decrease was also partially offset by the inclusion of an additional month of consolidated results in 2026 compared to 2025.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit decreased $20.8 million, or 14.4%, to $123.4 million for the three months ended June 30, 2026, from $144.2 million for the three months ended June 30, 2025. Our Ex-TAC Gross Profit decreased $16.0 million, or 6.5%, to $231.3 million for the six months ended June 30, 2026, from $247.3 million for the six months ended June 30, 2025. The decreases were primarily driven by lower revenue, partially offset by the corresponding decreases in traffic acquisition costs. The six-month decrease was also partially offset by the inclusion of an additional month of consolidated results in 2026 compared to 2025. See “Non-GAAP Reconciliations” for the related definition and reconciliations to gross profit.
Operating Expenses
Operating expenses decreased $11.3 million, or 9.2%, to $111.2 million for the three months ended June 30, 2026, from $122.5 million for the three months ended June 30, 2025. The decrease was primarily driven by a $9.4 million decrease in Sales and marketing expenses due to lower employee-related expenses as a result of headcount reductions and cost efficiencies achieved through the integration of our global operations. Operating expenses for the three months ended June 30, 2026, included net unfavorable foreign currency effects of approximately $3.0 million. On a constant currency basis, operating expenses decreased $14.3 million, or 11.7%, compared to the corresponding prior year period.
As a percentage of revenue, total operating expenses increased to 39.1% for the three months ended June 30, 2026 from 35.7%

for the three months ended June 30, 2025, primarily due to lower revenues, partially offset by a $9.4 million decrease in Sales and marketing expenses due to lower employee related expenses.
Operating expenses decreased $32.9 million, or 13.2%, to $216.7 million for the six months ended June 30, 2026 compared to $249.6 million for the six months ended June 30, 2025. The decrease was primarily driven by the following factors:
•Impairment charges — the absence in 2026 of $15.6 million in impairment charges recorded in the first quarter of 2025 related to the discontinuation of a legacy video product offering;
•General and administrative expenses — decreased $9.4 million from $64.4 million during the six months ended June 30, 2025 to $55.0 million during the six months ended June 30, 2026, driven by strategic, transaction and integration-related costs which decreased $19.0 million during the six months ended June 30, 2026 compared to the prior year period. This decrease was partially offset by a $3.4 million increase in bad debt expense and a $2.0 million increase in non-income tax expense, primarily reflecting a sales tax refund recognized in the prior-year period;
•Restructuring charges — decreased $6.0 million compared to the six months ended June 30, 2025. The actions associated with the Strategic Plan have been substantially completed, subject to the completion of certain actions governed by local law and consultation requirements. We expect the Strategic Plan to result in annualized cost savings of approximately $35.0 million to $40.0 million;
•Research and development expenses — decreased $5.2 million compared to the six months ended June 30, 2025, primarily due to lower employee-related costs, resulting from higher capitalization of internal labor costs toward qualifying development activities, partially offset by foreign currency exchange impacts and an additional month of base operating costs resulting from a full six months of consolidated operations in 2026 compared to five months in 2025; and
•Sales and marketing expenses — The decreases discussed above were partially offset by $3.3 million increase compared to the six months ended June 30, 2025, primarily driven by additional amortization of acquired intangible assets.
Operating expenses for the six months ended June 30, 2026, included net unfavorable foreign currency effects of approximately $9.5 million. On a constant currency basis, operating expenses decreased $42.4 million, or 17.0%, compared to the corresponding prior year period.
Other (Expense) Income, Net
Other (expense) income, net decreased $1.7 million, or 9.7%, to $(19.5) million for the three months ended June 30, 2026, from $(17.8) million for the three months ended June 30, 2025. The decrease was primarily attributable to the absence in 2026 of a $1.2 million gain on the repurchase of long-term debt recognized during the second quarter of 2025.
Other (expense) income, net improved $3.9 million, or 9.5%, to $(37.5) million for the six months ended June 30, 2026, from $(41.4) million for the six months ended June 30, 2025. The improvement is primarily attributable to a $5.8 million decrease in interest expense. The decrease in interest expense reflected the absence in 2026 of $13.3 million in fees and interest related to the $625 million senior secured bridge term loan credit facility (the “Bridge Facility”) which was incurred and repaid during February 2025 in connection with financing the Acquisition. This decrease was partially offset by a $7.6 million increase in interest expense related to the Senior Secured Notes. Interest expense for the Senior Secured Notes was $33.7 million for the six months ended June 30, 2026, compared to $26.1 million for the six months ended June 30, 2025, reflecting a full six months of interest expense and amortization of related debt discount and deferred financing costs in 2026, compared to a partial period in 2025. The improvement was also partially offset by the absence in 2026 of the $1.2 million gain on the repurchase of long-term debt recognized during the second quarter of 2025.
Provision (Benefit) for Income Taxes
Provision for income taxes was $7.3 million and $6.3 million for the three and six months ended June 30, 2026, respectively, compared to a benefit of $5.8 million and a benefit of $19.0 million for the three and six months ended June 30, 2025, respectively. The increases in the provision for income taxes for the three and six months ended June 30, 2026, as compared to their respective prior year periods, were primarily due to U.S. and various non-U.S. losses for the three and six months ended June 30, 2026 being subject to valuation allowances.
Our effective tax rate decreased to (20.8)% and (8.4)% in the three and six months ended June 30, 2026, respectively, compared to 28.7% and 21.5% in the three and six months ended June 30, 2025, respectively. These decreases in effective tax rates for the three and six months ended June 30, 2026, as compared to their respective prior year periods, were primarily due to pre-tax losses, including U.S. and various non-U.S. losses for the three and six months ended June 30, 2026 being subject to valuation allowances.
As of June 30, 2026, we are in a three-year cumulative loss position in the U.S.. Under applicable accounting guidance, a cumulative loss in recent years represents significant, objective evidence that is difficult to overcome. After weighing all the evidence, we determined that the weight of the objective negative evidence continues to outweigh the positive evidence and we retain the valuation allowance against U.S. federal and state deferred tax assets. The Company will continue to consider existing evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the U.S.. In 2026, Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income have been modified to net controlled-foreign-corporation tested income (“NCTI”) and foreign-derived deduction eligible income (“FDDEI”), respectively. The OBBBA provisions did not have a material impact on the Company’s total tax benefits for the six months ended June 30, 2026.
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
Net Loss
As a result of the foregoing, we recorded net losses of $42.5 million and $81.3 million, respectively, for the three and six months ended June 30, 2026, as compared to net losses of $14.3 million and $69.2 million, respectively, for the three and six months ended June 30, 2025.
Adjusted EBITDA
Our Adjusted EBITDA decreased $20.0 million to $7.0 million for the three months ended June 30, 2026 from $27.0 million for the three months ended June 30, 2025, including net unfavorable foreign currency effects of approximately $2.5 million. Our Adjusted EBITDA decreased $30.0 million to $7.7 million for the six months ended June 30, 2026 from $37.7 million for the six months ended June 30, 2025, including net unfavorable foreign currency effects of approximately $4.1 million. These decreases were primarily driven by the lower revenue and Ex-TAC Gross Profit discussed above, partially offset by lower operating expenses. See “Non-GAAP Reconciliations” for the related definitions of Adjusted EBITDA and reconciliations to our net loss.
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
The following table presents the reconciliation of Ex-TAC Gross Profit to gross profit, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Revenue	$284,589	$343,096	$550,572	$629,453
Traffic acquisition costs	(161,200)	(198,927)	(319,309)	(382,162)
Other cost of revenue	(27,789)	(23,905)	(52,047)	(44,377)
Gross profit	95,600	120,264	179,216	202,914
Other cost of revenue	27,789	23,905	52,047	44,377
Ex-TAC Gross Profit	$123,389	$144,169	$231,263	$247,291
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

The following table presents the reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net loss	$(42,479)	$(14,313)	$(81,265)	$(69,156)
Gain on repurchase of long-term debt	—	(1,225)	—	(1,225)
Interest expense	17,417	17,524	34,826	40,648
Other expense (income) and interest income, net	2,113	1,506	2,672	1,990
Provision (benefit) for income taxes	7,300	(5,751)	6,312	(18,952)
Depreciation and amortization	17,547	18,337	34,981	31,210
Stock-based compensation	2,285	3,790	4,431	6,731
Acquisition and integration costs	1,565	5,434	2,849	21,852
Restructuring charges	1,238	1,674	2,941	8,953
Impairment of intangible assets	—	—	—	15,614
Adjusted EBITDA	$6,986	$26,976	$7,747	$37,665

Net loss as % of gross profit	(44.4)%	(11.9)%	(45.3)%	(34.1)%
Adjusted EBITDA as % of Ex-TAC Gross Profit	5.7%	18.7%	3.3%	15.2%
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
The following table presents the reconciliation of free cash flow to net cash (used in) provided by operating activities:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Net cash (used in) provided by operating activities	$(25,712)	$24,078
Purchases of property and equipment	(1,841)	(4,064)
Capitalized software development costs	(10,356)	(7,105)
Free cash flow	$(37,909)	$12,909
Direct acquisition costs	—	14,447
Adjusted free cash flow	$(37,909)	$27,356
LIQUIDITY AND CAPITAL RESOURCES
We regularly evaluate our cash requirements for operations, commitments, development activities and capital expenditures and manage our liquidity in a manner consistent with our corporate priorities. This discussion should be read in conjunction with our 2025 Form 10-K.
As of June 30, 2026, we believe that our operating cash flows, together with our cash and cash equivalents, investments, and available borrowing capacity, will be sufficient to fund our anticipated operating expenses and capital expenditures for at least the next 12 months. Our assessment of liquidity is subject to various risks and uncertainties, including our operating performance, the timing and collectability of receivables from advertisers and obligations to media partners.

Sources of Liquidity
Our primary sources of liquidity have been cash receipts from advertisers, cash and cash equivalents, investments in marketable securities, and available borrowing capacity under our 2025 Revolving Facility (as defined below).
As of June 30, 2026, we had cash and cash equivalents of $88.0 million and short-term investments of $3.0 million. In addition, we had up to $40.0 million of available borrowing capacity under our 2025 Revolving Facility (as defined below), subject to customary conditions and covenant limitations.
As of June 30, 2026, approximately $58.3 million of our cash was held by non-U.S. subsidiaries. The Company’s previously undistributed earnings of foreign subsidiaries are not indefinitely reinvested due to current U.S. funding needs. At June 30, 2026, we have a deferred tax liability of $8.7 million associated with the expected tax consequences of future distributions of foreign earnings, including amounts related to cash and cash equivalents held outside the United States.
We have historically experienced higher cash collections during the first quarter of the calendar year due to seasonally strong fourth quarter sales, which typically results in a reduction in working capital requirements during that period. We expect this seasonal collection pattern to continue, subject to the impact of the factors described above under “Factors Affecting Our Business”; however, our net cash from operating activities is also subject to the timing of semi-annual interest payments on our Senior Secured Notes, discussed below, which occur in February and August of each year. During the six months ended June 30, 2026, the February interest payment resulted in a $31.4 million cash outflow. There was no comparable interest payment during the six months ended June 30, 2025 as the underlying debt was issued in the first quarter of 2025, with the first semi-annual payment occurring in August 2025.
Revolving Credit Facility
We maintain a $100.0 million revolving credit facility (“2025 Revolving Facility”) pursuant to the credit agreement dated February 3, 2025, among the Company, OT Midco Inc., the additional borrowers party thereto from time to time, Goldman Sachs Bank USA, as sole administrative agent and swingline lender, U.S. Bank Trust Company, National Association, as the collateral agent, and the lenders, issuing banks and arrangers party thereto from time to time. The 2025 Revolving Facility may be used for working capital and general corporate purposes. As of June 30, 2026, we had no borrowings outstanding under the 2025 Revolving Facility and were in compliance with all applicable financial covenants.
The 2025 Revolving Facility includes a customary springing financial covenant that requires the Company and our restricted subsidiaries to comply with a maximum senior secured net leverage ratio, in the event that utilization under the 2025 Revolving Facility exceeds 40%. As of June 30, 2026, our available borrowing capacity was limited to $40.0 million to maintain compliance with the springing financial covenant.
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
As of June 30, 2026, we had approximately $628.2 million aggregate principal amount of Senior Secured Notes outstanding, which mature on February 15, 2030. The Senior Secured Notes require annual interest payments of approximately $62.8 million, payable semi-annually in February and August. We do not have any significant contractual principal debt maturities in the near term. We were in compliance with all applicable financial covenants as of June 30, 2026.
In addition, the Company’s French subsidiary, Teads France SAS (“Teads France”), previously maintained a short-term overdraft credit facility with HSBC (the “Overdraft Facility”) which was used to fund the general working capital needs of Teads France. In May 2026, the Company commenced a repayment plan with HSBC to terminate and fully pay down the Overdraft Facility. As of June 30, 2026, approximately $7.1 million (€6.2 million) in borrowings were outstanding under the Overdraft Facility, reflecting payments made during the second quarter of 2026. These outstanding borrowings are recorded within short-term debt in the Company’s condensed consolidated balance sheets. Subsequent to quarter-end, in July 2026, the

Company made an additional payment of €1.25 million, reducing the remaining outstanding balance to €5.0 million. The Company expects to pay down the remaining balance of the Overdraft Facility by the end of 2026.
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
See Note 8 to the accompanying condensed consolidated financial statements for additional information regarding our debt obligations and other commitments as of June 30, 2026.
Share Repurchases
On December 14, 2022, our Board approved a stock repurchase program authorizing us to repurchase up to $30 million of our Common Stock. There were no shares repurchased under the stock repurchase program during six months ended June 30, 2026. As of June 30, 2026, the remaining availability under our $30 million share repurchase program was $6.6 million.
In addition, we periodically withhold shares to satisfy employee tax withholding obligations in connection with the vesting of equity awards. During the three and six months ended June 30, 2026, the Company withheld 63,309 and 108,470 shares, respectively, with fair values of less than $0.1 million and $0.1 million, respectively, to satisfy employee tax withholding obligations. During the three and six months ended June 30, 2025, the Company withheld 70,108 and 143,108 shares, respectively, with fair values of $0.2 million and $0.6 million, respectively.
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
Other Contractual Cash Obligations
In the ordinary course of business, we enter into non-cancelable purchase commitments, primarily related to data services, hosting and network infrastructure, and other technology and platform-related costs. These commitments support the ongoing operation and scalability of our platform. See “Other Contractual Cash Obligations” disclosure within the “Liquidity and Capital Resources” section of our 2025 Form 10-K for detailed disclosures of our other material cash obligations as of December 31, 2025.
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

Cash Flows
The following table summarizes the major components of our net cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Net cash (used in) provided by operating activities	$(25,712)	$24,078
Net cash used in investing activities	(4,117)	(548,869)
Net cash (used in) provided by financing activities	(11,108)	585,553
Effect of exchange rate changes	199	147
Net (decrease) increase in cash, cash equivalents and restricted cash	$(40,738)	$60,909
Operating Activities
Net cash provided by operating activities decreased $49.8 million, from net cash provided of $24.1 million for the six months ended June 30, 2025 to net cash used of $25.7 million for the six months ended June 30, 2026. The decrease primarily reflected lower operating profitability, a $30.1 million increase in cash paid for interest, including the $31.4 million semi-annual interest payment on our Senior Secured Notes made in February 2026, and changes in working capital.
Investing Activities
Net cash used in investing activities decreased $544.8 million to $4.1 million for the six months ended June 30, 2026, from $548.9 million for the six months ended June 30, 2025. The decrease was primarily attributable to the absence in 2026 of $598.3 million of cash consideration paid, net of cash acquired, in connection with the Acquisition. This decrease was partially offset by lower net proceeds from sales and maturities of marketable securities in 2026 compared to the prior-year period.
Financing Activities
Net cash provided by financing activities decreased $596.7 million, from net cash provided of $585.6 million for the six months ended June 30, 2025 to net cash used of $11.1 million for the six months ended June 30, 2026. The decrease was primarily attributable to the absence in 2026 of $625.3 million of proceeds from the issuance of the Senior Secured Notes in connection with financing the Acquisition. Financing cash flows during the 2025 period also included $625.0 million of proceeds from the Bridge Facility and the corresponding $625.0 million repayment of the Bridge Facility, as well as $30.8 million of deferred financing cost payments. Net cash used in financing activities during the 2026 period primarily reflected $10.3 million of net repayments under the Overdraft Facility.
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
Foreign Currency Risk
Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates related to our operations and intercompany transactions. Our primary foreign currency exposures are to Euros, the New Israeli Shekel, and the British Pound Sterling, among other currencies. Our operating expenses are generally denominated in the currencies in which our operations are located. Foreign currency fluctuations may impact the remeasurement of balances that are denominated in different currencies than the functional currencies of our subsidiaries. In addition, changes in the U.S. Dollar against the currencies of the countries in which we operate impact our operating results, as further described in Item 2, “Results of Operations.” The effect of a hypothetical 10% increase or decrease in our weighted-average exchange rates on our revenue, cost of revenue and operating expenses denominated in foreign currencies would result in a $1.7 million unfavorable or favorable change to our operating income for the three months ended June 30, 2026 and $1.8 million unfavorable or favorable change to our operating income for the six months ended June 30, 2026.
We evaluate periodically the various currencies to which we are exposed and we are a party to, and may from time to time enter into additional foreign currency forward exchange contracts to manage our foreign currency risk and reduce the potential adverse impact from the appreciation or the depreciation of our non-U.S. dollar-denominated operations, as appropriate.
Interest Rate Risk
Our exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States and abroad. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents of $88.0 million, our investments in marketable securities of $3.0 million under our investment program, and any current or future borrowings under our credit facilities. Our investments in marketable securities typically consist of U.S. Treasuries, U.S. government bonds, commercial paper, U.S. corporate bonds and municipal bonds, maturing within one year. The primary objectives of our investment program are focused on achieving maximum returns within our investment policy parameters, while preserving capital and maintaining sufficient liquidity. We plan to actively monitor our exposure to the fair value of our investment portfolio in accordance with our policies and procedures, which include monitoring market conditions, to minimize investment risk.
A 100-basis point change in interest rates as of June 30, 2026 would change the fair value of our investment portfolio by less than $0.1 million. Since our debt investments are classified as available-for-sale, the unrealized gains and losses related to fluctuations in market volatility and interest rates are reflected within accumulated other comprehensive loss within stockholders’ equity in our condensed consolidated balance sheets.
There were no amounts outstanding under our 2025 Revolving Facility as of June 30, 2026. However, as part of the Acquisition, we assumed the Overdraft Facility which had outstanding borrowings of $7.1 million as of June 30, 2026. The Overdraft Facility carries a variable rate of interest based on the three-month EURIBOR plus a margin of 1.8%. The Company is currently in the process of repaying the Overdraft Facility via a repayment plan with HSBC and expects to pay down the remaining balance of the Overdraft Facility by the end of 2026. See Note 9, Debt Obligations—Short-Term Debt, for additional information.
Long-term debt recorded on our condensed consolidated balance sheet as of June 30, 2026 relates to our Senior Secured Notes with a carrying value of $607.4 million, which bears a fixed rate of interest.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (“certifying officers”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our certifying officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of the Company’s 2025 Form 10-K, which is incorporated herein by reference, other than as provided below.
Risks Related to Teads and Teads’ Industry
If we fail to comply with the continued listing requirements of Nasdaq, the Common Stock may be delisted, which could adversely affect its market liquidity and market price.
To maintain the listing of the Common Stock on Nasdaq, we are required to meet certain listing requirements, including Nasdaq’s Listing Rule 5450(a)(1), which requires us to maintain a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”). As previously disclosed, on December 22, 2025, we received notice from Nasdaq that we were not in compliance with the Minimum Bid Price Requirement, and in accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Listing Rule”), we were granted an initial period of 180 calendar days, or until June 22, 2026, to regain compliance. On June 5, 2026, we received notice from Nasdaq that we had regained compliance with the Minimum Bid Price Requirement and that the matter was closed.
Since June 29, 2026, the closing bid price of the Common Stock has been below $1.00 per share. Under the Listing Rule, a failure to meet the Minimum Bid Price Requirement is determined to exist if the deficiency continues for a period of 30 consecutive business days. Accordingly, if the closing bid price of the Common Stock remains below $1.00 per share for 30 consecutive business days, we expect to receive a new notice of non-compliance with the Minimum Bid Price Requirement, which would commence a new 180-day compliance period under the Listing Rule. There can be no assurance that we will maintain compliance with the Minimum Bid Price Requirement or with the other requirements for listing the Common Stock on Nasdaq. If we are unable to satisfy the Nasdaq criteria for continued listing, the Common Stock would be subject to delisting, which could negatively impact us by, among other things, (i) reducing the liquidity and market price of the Common Stock; (ii) reducing the number of investors willing to hold or acquire the Common Stock, which could negatively impact our ability to raise equity financing; (iii) decreasing the amount of news and analyst coverage of us; (iv) limiting our ability to issue additional securities or obtain additional financing in the future; (v) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (vi) impairing our ability to provide equity incentives to our employees. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.
Risks Relating to Legal or Regulatory Matters
Our litigation with Google presents potential risks that could adversely affect our business, results of operations and financial condition.
On August 3, 2026, we filed a lawsuit in the United States District Court for the Southern District of New York against Google LLC and Alphabet Inc. (together, “Google”) seeking financial damages and other remedies (the “Google Lawsuit”). The Google Lawsuit follows the United States District Court for the Eastern District of Virginia’s ruling that Google LLC had engaged in unlawful anticompetitive practices with respect to certain digital ad tech markets. Google is a significant participant in the digital advertising ecosystem and a competitor to the Company. Moreover, a meaningful portion of our revenue is generated through transactions that involve Google’s advertising technology. The Google Lawsuit is in its early stages, and the outcome and timing of the Google Lawsuit are uncertain and difficult to predict. The Google Lawsuit presents several risks to our business, including the potential for retaliatory actions by Google. Any such actions could disrupt our ability to serve our customers and partners, reduce our revenue, and harm our relationships with publishers and advertisers. The Google Lawsuit may be costly, protracted, and divert management’s attention and resources from our business operations. Any damages awarded may not be commensurate with our expectations, and we may not receive any monetary damages at all. The existence of the Google Lawsuit and any potential retaliatory measures could also negatively affect our reputation and our ability to compete, potentially causing our business, financial condition, and results of operations to be materially and adversely affected.

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
In addition, we may from time to time withhold shares in connection with tax obligations related to vesting of restricted stock units in accordance with the terms of our equity incentive plans and the underlying award agreements. The below table sets forth the repurchases of our Common Stock for the three months ended June 30, 2026:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
April 2026	—	$—	—	$6,615
May 2026	—	$—	—	$6,615
June 2026	63,309	$1.19	—	$6,615
TOTAL	63,309		—
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
Item 5. Other Information.
During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2026.

TEADS HOLDING CO.

By:	/s/ David Kostman
Name: David Kostman
Title: Chief Executive Officer

By:	/s/ Jason Kiviat
Name: Jason Kiviat
Title: Chief Financial Officer