Form 10-Q
period 2026-09-30
Teads Holding Co.
filed 2026-11-09
CIK 1454938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒
As of October 31, 2026, Teads Holding Co. had 98,753,042 shares of common stock outstanding.

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
•our ability to access current financing or raise additional financing in the future to fund our operations or service our existing indebtedness or comply with the covenants and other obligations under our financing arrangements, including our accounts receivable financing facility;
•the sufficiency of our capital resources to service our debt and satisfy our other liquidity requirements, including our existing cash balances and the ability to generate sufficient operating cash flows;
•the volatility of the market price of our Common Stock, par value $0.001 per share (“Common Stock”) and our ability to regain compliance with and satisfy the continued listing requirements of The Nasdaq Stock Market LLC, including the potential adverse effects on market liquidity and share price if our Common Stock is delisted;
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
•our ability to attract and retain customers, management and other key personnel;

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
•the timing and execution of any cost-saving measures and the impact on our business or strategy; and
•the risks described in the section entitled “Risk Factors” and elsewhere in this Report, in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 16, 2026, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the Securities and Exchange Commission on August 7, 2026, and in our other filings with the Securities and Exchange Commission.
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

Part I Financial Information
Item 1. Financial Statements
TEADS HOLDING CO.
Condensed Consolidated Balance Sheets
(In thousands, except for number of shares and par value)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$90,327	$128,223
Short-term investments in marketable securities	—	10,476
Accounts receivable, net of allowances	237,040	342,352
Prepaid expenses and other current assets	29,938	49,347
Total current assets	357,305	530,398
Non-current assets:
Property, equipment and capitalized software, net	55,010	50,998
Operating lease right-of-use assets, net	28,504	28,810
Intangible assets, net	327,988	376,578
Goodwill	—	280,991
Deferred tax assets	9,469	10,485
Indemnification asset	29,402	27,789
Other assets	23,567	21,925
TOTAL ASSETS	$831,245	$1,327,974

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$200,919	$258,634
Accrued compensation and benefits	31,960	40,192
Deferred revenue	11,940	14,930
Short-term debt	17,752	17,595
Accrued and other current liabilities	116,160	152,710
Total current liabilities	378,731	484,061
Non-current liabilities:
Long-term debt	639,429	605,113
Operating lease liabilities, non-current	20,263	21,674
Deferred tax liabilities	61,481	73,101
Contingent tax liabilities	37,626	35,078
Other liabilities	11,886	13,510
TOTAL LIABILITIES	$1,149,416	$1,232,537

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, par value of $0.001 per share − one billion shares authorized; 99,064,762 shares issued and 98,753,042 shares outstanding as of September 30, 2026; 96,171,331 shares issued and 95,980,437 shares outstanding as of December 31, 2025	99	96
Preferred stock, par value of $0.001 per share − 100,000,000 shares authorized, none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	692,279	685,778
Treasury stock, at cost − 311,720 shares as of September 30, 2026 and 190,894 shares as of December 31, 2025	(652)	(533)
Accumulated other comprehensive income	83,399	96,659
Accumulated deficit	(1,093,296)	(686,563)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(318,171)	95,437
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$831,245	$1,327,974

See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO.
Condensed Consolidated Statements of Operations
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$235,073	$318,772	$785,645	$948,225
Cost of revenue:
Traffic acquisition costs	148,039	188,230	467,348	570,392
Other cost of revenue	26,167	24,794	78,214	69,171
Total cost of revenue	174,206	213,024	545,562	639,563
Gross profit	60,867	105,748	240,083	308,662
Operating expenses:
Research and development	10,506	10,743	32,543	38,007
Sales and marketing	62,485	68,658	199,195	202,071
General and administrative	23,255	31,970	78,238	96,335
Impairment of intangible assets	—	—	—	15,614
Impairment of goodwill	272,432	—	272,432	—
Restructuring charges	349	657	3,290	9,610
Total operating expenses	369,027	112,028	585,698	361,637
Loss from operations	(308,160)	(6,280)	(345,615)	(52,975)
Other (expense) income:
Gain on repurchase of long-term debt	—	—	—	1,225
Interest expense	(17,407)	(17,084)	(52,233)	(57,732)
Other income (expense) and interest income, net	27	(994)	(2,645)	(2,984)
Total other (expense) income, net	(17,380)	(18,078)	(54,878)	(59,491)
Loss before income taxes	(325,540)	(24,358)	(400,493)	(112,466)
(Benefit) provision for income taxes	(72)	(4,668)	6,240	(23,620)
Net loss	$(325,468)	$(19,690)	$(406,733)	$(88,846)

Weighted average shares outstanding:
Basic	98,259,847	95,113,669	97,286,984	89,249,913
Diluted	98,259,847	95,113,669	97,286,984	89,249,913

Net loss per common share:
Basic	$(3.31)	$(0.21)	$(4.18)	$(1.00)
Diluted	$(3.31)	$(0.21)	$(4.18)	$(1.00)
See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(325,468)	$(19,690)	$(406,733)	$(88,846)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,884)	3,322	(13,259)	105,365
Unrealized gain (loss) on available-for-sale investments in debt securities (net of taxes of $(1) and $(1) for the three months ended September 30, 2026 and 2025, respectively and $— and $20 for the nine months ended September 30, 2026 and 2025, respectively).	—	7	(1)	(63)
Total other comprehensive (loss) income	(1,884)	3,329	(13,260)	105,302
Comprehensive (loss) income	$(327,352)	$(16,361)	$(419,993)	$16,456
See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except for number of shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance – January 1, 2026	96,171,331	$96	$685,778	(190,894)	$(533)	$96,659	$(686,563)	$95,437
Vesting of restricted stock units, net of shares withheld for taxes	1,056,154	1	(1)	(45,161)	(38)	—	—	(38)
Stock-based compensation	—	—	2,279	—	—	—	—	2,279
Other comprehensive loss	—	—	—	—	—	(8,633)	—	(8,633)
Net loss	—	—	—	—	—	—	(38,786)	(38,786)
Balance–March 31, 2026	97,227,485	$97	$688,056	(236,055)	$(571)	$88,026	$(725,349)	$50,259
Vesting of restricted stock units, net of shares withheld for taxes	1,137,041	1	(1)	(63,309)	(75)	—	—	(75)
Stock-based compensation	—	—	2,391	—	—	—	—	2,391
Other comprehensive loss	—	—	—	—	—	(2,743)	—	(2,743)
Net loss	—	—	—	—	—	—	(42,479)	(42,479)
Balance–June 30, 2026	98,364,526	$98	$690,446	(299,364)	$(646)	$85,283	$(767,828)	$7,353
Vesting of restricted stock units, net of shares withheld for taxes	700,236	1	(1)	(12,356)	(6)	—	—	(6)
Stock-based compensation	—	—	1,834	—	—	—	—	1,834
Other comprehensive loss	—	—	—	—	—	(1,884)	—	(1,884)
Net loss	—	—	—	—	—	—	(325,468)	(325,468)
Balance – September 30, 2026	99,064,762	$99	$692,279	(311,720)	$(652)	$83,399	$(1,093,296)	$(318,171)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance – January 1, 2025	63,503,274	$64	$484,541	(13,413,160)	$(74,289)	$(9,480)	$(169,493)	$231,343
Acquisition of Teads, net	30,320,161	30	186,864	13,429,839	74,402	—	—	261,296
Vesting of restricted stock units, net of shares withheld for taxes	526,076	—	—	(73,000)	(355)	—	—	(355)
Stock-based compensation	—	—	3,037	—	—	—	—	3,037
Other comprehensive income	—	—	—	—	—	34,187	—	34,187
Net loss	—	—	—	—	—	—	(54,843)	(54,843)
Balance – March 31, 2025	94,349,511	$94	$674,442	(56,321)	$(242)	$24,707	$(224,336)	$474,665
Vesting of restricted stock units, net of shares withheld for taxes	745,944	1	(1)	(70,108)	(198)	—	—	(198)
Stock-based compensation	—	—	4,022	—	—	—	—	4,022
Other comprehensive income	—	—	—	—	—	67,786	—	67,786
Net loss	—	—	—	—	—	—	(14,313)	(14,313)
Balance – June 30, 2025	95,095,455	$95	$678,463	(126,429)	$(440)	$92,493	$(238,649)	$531,962
Vesting of restricted stock units, net of shares withheld for taxes	552,301	1	(1)	(52,063)	(86)	—	—	(86)
Stock-based compensation	—	—	3,820	—	—	—	—	3,820
Other comprehensive income	—	—	—	—	—	3,329	—	3,329
Net loss	—	—	—	—	—	—	(19,690)	(19,690)
Balance – September 30, 2025	95,647,756	$96	$682,282	(178,492)	$(526)	$95,822	$(258,339)	$519,335
See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(406,733)	$(88,846)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on repurchase of long-term debt	—	(1,225)
Depreciation and amortization of property and equipment	6,227	6,763
Amortization of capitalized software development costs	7,267	7,041
Amortization of intangible assets	39,328	34,903
Amortization of discount on marketable securities	(290)	(784)
Stock-based compensation	6,175	10,372
Non-cash operating lease expense	9,622	8,175
Provision for credit losses	6,758	5,614
Amortization of debt discount and issuance costs	3,458	15,337
Deferred income taxes	(8,006)	(42,709)
Impairment of intangible assets	—	15,614
Impairment of goodwill	272,432	—
Unrealized foreign currency transaction losses	2,660	6,677
Other	17	25
Changes in operating assets and liabilities:
Accounts receivable	94,700	57,827
Prepaid expenses and other current assets	18,540	16,863
Accounts payable, accrued expenses and other current liabilities	(99,786)	(45,007)
Operating lease liabilities	(9,866)	(8,445)
Deferred revenue	(2,936)	(3,942)
Other non-current assets and liabilities	6,845	6,091
Net cash (used in) provided by operating activities	(53,588)	344

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of cash acquired	—	(598,319)
Purchases of property and equipment	(2,349)	(4,853)
Capitalized software development costs	(15,071)	(12,020)
Purchases of marketable securities	(13,081)	(16,603)
Proceeds from sales and maturities of marketable securities	23,739	86,471
Other	443	(56)
Net cash used in investing activities	(6,319)	(545,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Bridge Facility	—	625,000
Repayments of borrowings under the Bridge Facility	—	(625,000)
Proceeds from senior secured notes	—	625,305
Proceeds from the 2025 Revolving Facility	15,000	—
Proceeds from the A/R Facility	30,858	—
Partial repayment of long-term debt	—	(7,674)
Payments of deferred financing and debt issuance costs	(7,584)	(30,969)
Payment of stock issuance costs	—	(775)
Treasury stock repurchases and share withholdings on vested awards	(119)	(639)
(Repayments of) proceeds from bank overdrafts, net	(14,585)	110
Net cash provided by financing activities	23,570	585,358

Effect of exchange rate changes	748	1,834

Net (decrease) increase in cash, cash equivalents and restricted cash	$(35,589)	$42,156
Cash, cash equivalents and restricted cash — Beginning	129,700	89,725
Cash, cash equivalents and restricted cash — Ending	$94,111	$131,881

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$90,327	$130,751
Restricted cash, included in other assets	3,784	1,130
Total cash, cash equivalents, and restricted cash	$94,111	$131,881

TEADS HOLDING CO.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax (refunds) payments, net	$(3,068)	$16,848
Cash paid for interest	$63,856	$34,661

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock consideration issued for acquisition of a business	$—	$262,938
Purchases of property and equipment included in accounts payable	$167	$2,673
Operating lease right-of-use assets obtained in exchange for lease obligations	$7,539	$13,656
Stock-based compensation capitalized for software development costs	$330	$507
Unpaid deferred financing costs in accounts payable and accrued expenses	$898	$—
See Accompanying Notes to Condensed Consolidated Financial Statements.

TEADS HOLDING CO.
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts or otherwise stated)
(Unaudited)

1. Organization, Description of Business and Summary of Significant Accounting Policies
Organization and Description of Business
Teads Holding Co. (together with its subsidiaries, “Teads,” the “Company,” “we,” “our,” or “us”) was formed on February 3, 2025 upon Outbrain Inc.’s acquisition (the “Acquisition”) of TEADS, a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Legacy Teads”). The Company is headquartered in New York, New York, with additional operations throughout North America, Europe, the Middle East, and Asia. The Company’s Common Stock, par value $0.001 per share (“Common Stock”), trades on The Nasdaq Stock Market LLC under the “TEAD” ticker symbol.
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
On February 3, 2025, Outbrain Inc. (“Outbrain”) completed the Acquisition for a purchase price of $0.9 billion, comprised of a cash payment of $625 million and 43.75 million shares of Outbrain’s Common Stock. The Acquisition combined the offerings of Outbrain and Legacy Teads into one of the largest Open Internet platforms, allowing the Company to better serve enterprise brands and agencies, as well as direct response and small medium enterprise advertisers across different media environments. In connection with the Acquisition, the Company incurred transaction costs (direct acquisition costs) of $0.4 million and $12.5 million for the three and nine months ended September 30, 2025, respectively, which were included in general and administrative expenses. See Note 2, Acquisition, to the 2025 Form 10-K for additional information.
As a result of the Acquisition, the accompanying condensed consolidated financial statements include the results of Legacy Teads’ operations from the Acquisition date of February 3, 2025. Consequently, the financial information presented for the nine months ended September 30, 2026 is not directly comparable to the financial information presented for the corresponding prior year period, which reflects the operations of Legacy Teads only from the Acquisition date of February 3, 2025. By contrast, each of the three-month periods ended September 30, 2026 and 2025 reflects a full three months of consolidated operations following the Acquisition.
Liquidity and Capital Resources
The Company regularly evaluates its cash requirements for operations, commitments, development activities and capital expenditures and manages its liquidity in a manner consistent with its corporate priorities.
The Company has experienced significant disruption and competitive pressures in its industry driven by an evolution in media consumption and consumer behavior trends, including the proliferation of social media properties, streaming services and other platforms, as well as the adoption of artificial intelligence (“AI”). These factors have negatively impacted the Company’s business including the Company’s stock price.
As of September 30, 2026, the Company had an accumulated deficit of $318.2 million compared to accumulated equity of $95.4 million at December 31, 2025. For the nine months ended September 30, 2026, the Company incurred a net loss of $406.7 million, compared to net loss of $88.8 million for the nine months ended September 30, 2025, and $53.6 million of cash used in operating activities compared to cash provided by operations of $0.3 million for the nine months ended September 30, 2025. The net loss included a non-cash goodwill impairment charge recorded in the third quarter of 2026. Refer to Note 4, Goodwill and Intangible Assets, for additional information regarding the goodwill impairment.
In August 2026, certain credit ratings agencies that provide credit ratings of the Company and its debt, including Fitch Ratings and S&P Global Ratings, took actions to downgrade such ratings. Changes with respect to the Company’s corporate and debt credit ratings, like the downgrades that occurred earlier this year, could limit access to or make it more difficult or costly for the Company to obtain financing on terms favorable to it or at all.
The Company’s liquidity depends on operating performance, the timing and collectability of receivables from advertisers, payments to media partners, debt service and other contractual cash requirements. The closing of the A/R Facility (as defined and described in Note 8, Debt Obligations) in September 2026 provides an additional source of liquidity, but borrowing availability is subject to a borrowing base which fluctuates and a minimum liquidity covenant. Refer to Note 8, Debt Obligations, for additional information. The Company continues to actively evaluate its capital structure and intends to engage with its stakeholders to explore transactions to strengthen its balance sheet and reduce its leverage and interest expense, however the success of these plans is not entirely within its control. Additionally, management has executed and continues to identify and implement further cost-savings initiatives and restructurings to proactively manage its liquidity and seek to optimize operations, and has engaged advisors for this purpose. Management has identified areas where it will implement cost savings and restructure its business, including workforce scale and efficiency initiatives. Based on management’s current operating forecast and management’s stated plans that are within its control, management believes that the Company’s cash and cash equivalents, expected operating cash flows and available borrowing capacity under the Company’s financing arrangements, will be sufficient to meet its obligations as they become due for at least the next 12 months.
However, due to the continued industry pressures and volatility in the business, management’s assessment is inherently subjective, judgment-based and subject to various risks and uncertainties. Therefore, there can be no certainty that management’s plans will be successful. Absent acting on the plans described above, the Company will require additional liquidity to continue its operations over the next 12 months.
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
The Company recognizes revenue pursuant to the five-step framework contained in ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized at a point in time when the advertising is delivered or the outcome occurs, given the real‑time nature of delivery and measurement, or over time when the customer simultaneously receives and consumes the benefits of a specific campaign. Revenue is earned across multiple monetization models using cost-per-click (“CPC”), cost-per-thousand impressions (“CPM”), cost-per-view (“CPV”), and cost-per-incremental action (“CPA”). Prices are typically denominated in unit rates (e.g., CPC, CPM, CPV, CPA) applied to measured delivery or outcomes. The Company estimates variable consideration based on actual delivery volume or measured outcomes, as well as allowances, discounts, rebates (including agency rebates), credits, incentives, or other price concessions. Variable consideration is estimated and included in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue will not occur.
For additional information regarding the Company’s significant accounting policies and revenue recognition framework, refer to Note 1, Organization, Description of Business and Summary of Significant Accounting Policies—Revenue, to the 2025 Form 10-K.
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
Disaggregation of revenue: The Company disaggregates its revenue from contracts with customers by geographic region, as this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors, consistent with the information regularly reviewed by management to evaluate the business. Refer to Note 14, Segment and Geographic Information, for disaggregation of the Company’s revenue based on the geographic location of its customers.
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
The Company generally does not require collateral to secure accounts receivable, with the exception of certain customers with higher potential credit risk who are required to prepay for their campaigns. No single marketer accounted for 10% or more of the Company’s total revenue for the three and nine months ended September 30, 2026 and 2025, or 10% or more of its gross accounts receivable balance as of September 30, 2026 and December 31, 2025. During the three and nine months ended September 30, 2026 and 2025, none of the Company’s media partners accounted for 10% of its total traffic acquisition costs.
Segment Information
The Company has one operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis.
Defined Benefit Plans
The Company maintains defined benefit pension plans in certain international locations which were acquired as part of the Acquisition. Pension benefits are based on employee age, years of service, and compensation. As of September 30, 2026 and December 31, 2025, the net pension liability was $7.3 million and $7.0 million, respectively. Total net periodic benefit cost was $0.2 million and $0.6 million for the three and nine months ended September 30, 2026, respectively. For the comparable periods in 2025, the total net periodic benefit cost was $0.3 million and $0.7 million, respectively. Service cost is recorded within operating expenses, while all other cost components are recorded in other income, net. No cash contributions were required during the three and nine months ended September 30, 2026 and 2025. See Note 14, Defined Benefit Plans, to the 2025 Form 10-K for additional information.
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
On December 3, 2025, the Company commenced a broader strategic restructuring plan (the “Strategic Plan”) intended to reduce operating costs, improve operating margins and advance the Company’s ongoing commitment to profitable growth. The Strategic Plan impacted approximately 10% of the Company’s employees globally. As of September 30, 2026, the Company has recognized approximately $8.0 million in expenses related to severance and legal costs in connection with the Strategic Plan, and the actions associated with the Strategic Plan have been substantially completed, subject to certain remaining actions governed by local law and consultation requirements.
The Company recorded the following pre-tax charges within restructuring charges in its condensed consolidated statement of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Severance and related costs	$352	$607	$3,096	$8,879
Legal costs	(3)	50	194	731
Total restructuring charges (1) (2)	$349	$657	$3,290	$9,610
_________________________
(1)Restructuring charges for the three and nine months ended September 30, 2026, includes $0.3 million and $2.4 million, respectively, related to sales and marketing and $0.1 million and $0.9 million, respectively, related to general and administrative expenses.
(2)Restructuring charges for the three and nine months ended September 30, 2025, includes $0.1 million and $0.9 million, respectively, related to research and development, $0.4 million and $6.3 million, respectively, related to sales and marketing, and $0.1 million and $2.4 million, respectively, related to general and administrative expenses.
The following table is a reconciliation of the beginning and ending balances for accrued severance and related liabilities recorded within accrued compensation and benefits and accrued and other current liabilities in the Company’s condensed consolidated balance sheets for the nine months ended September 30, 2026:

	Severance and related costs	Legal costs	Total

Balance as of December 31, 2025	$3,361	$125	$3,486
Restructuring charges	3,096	194	3,290
Cash payments	(5,731)	(319)	(6,050)
Foreign currency translation	(177)	—	(177)
Balance as of September 30, 2026	$549	$—	$549
3. Investments in Marketable Securities
The Company’s cash equivalents and investments as of September 30, 2026 and December 31, 2025 consisted of the following:

		September 30, 2026
(In thousands)	Fair Value Level	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments
Money market funds	1	$2,016	$—	$—	$2,016	$2,016	$—
Total cash equivalents and investments (1)		$2,016	$—	$—	$2,016	$2,016	$—

		December 31, 2025
(In thousands)	Fair Value Level	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-term investments
Money market funds	1	$18,602	$—	$—	$18,602	$18,602	$—
Commercial paper	2	23,397	1	(1)	23,397	16,425	6,972
U.S. Corporate bonds	2	3,503	1	—	3,504	—	3,504
Total cash equivalents and investments (2)		$45,502	$2	$(1)	$45,503	$35,027	$10,476
_________________________
(1)As of September 30, 2026, all of the Company’s securities with a fair value of $2.0 million mature within one year.
(2)As of December 31, 2025, the Company’s investments have been in an immaterial gross unrealized loss position for less than 12 months. As such, no allowance for credit losses was recorded for these securities as of December 31, 2025.
Proceeds from the sales of securities were zero and $2.0 million for the three and nine months ended September 30, 2026, respectively, and $22.5 million for both the three and nine months ended September 30, 2025. Additionally, the Company received proceeds from the maturity of securities of $3.0 million and $21.7 million for the three and nine months ended September 30, 2026, respectively, and $9.3 million and $64.0 million for the three and nine months ended September 30, 2025, respectively. Gross realized gains were insignificant during all periods presented. Gross realized gains and losses are reclassified from other comprehensive loss into other (expense) income and interest income, net, in the Company’s condensed consolidated statements of operations and are determined using the specific identification method.

4. Goodwill and Intangible Assets
The change in the carrying value of the Company’s goodwill balance during the nine months ended September 30, 2026 was as follows:

(In thousands)
Balance at January 1, 2026:
Goodwill before impairment	$633,121
Accumulated impairment charge (1)	(352,130)
Goodwill, net	280,991

Goodwill impairment charge (2)	(272,432)
Foreign currency translation	(8,559)

Balance at September 30, 2026:
Goodwill before impairment	624,562
Accumulated impairment charges (3)	(624,562)
Goodwill, net	$—
________________
(1)Accumulated impairment charges at January 1, 2026 consists of a $352.1 million impairment charge recorded during the fourth quarter of 2025 as a result of a sustained decrease in the Company’s stock price and related decline in market capitalization.
(2)The Company recognized a non‑cash goodwill impairment charge of $272.4 million during the third quarter of 2026 as discussed further below.
(3)Accumulated impairment charges at September 30, 2026 consists of a $352.1 million goodwill impairment charge recorded during the fourth quarter of 2025 and a $272.4 million goodwill impairment charge recorded during the third quarter of 2026.

Goodwill Impairment
During the third quarter of 2026, continued weakness primarily due to changing search and open-web traffic dynamics, including lower publisher traffic and available advertising impressions, led the Company to reduce projected revenue and profitability and extend the anticipated recovery period. These developments constituted a triggering event, prompting an interim impairment assessment as of September 30, 2026. The Company evaluated its long-lived assets for impairment under ASC 360, “Property, Plant and Equipment,” prior to testing goodwill. A recoverability test, performed as of September 30, 2026, determined that estimated undiscounted future cash flows exceeded the asset group's carrying value. Consequently, the long-lived assets were deemed recoverable, and no impairment was recognized. The Company then performed an interim quantitative goodwill impairment assessment as of September 30, 2026 in accordance with ASC 350, “Intangibles - Goodwill and Other.” The fair value of the Company’s single reporting unit was estimated using a discounted cash flow model under the income approach. For this assessment, the reporting unit's carrying amount was determined on an invested-capital basis, differing from consolidated stockholders’ equity of approximately $(46) million immediately prior to impairment. Because the carrying amount exceeded estimated fair value, the Company recognized a non‑cash goodwill impairment charge of $272.4 million for the three and nine months ended September 30, 2026, fully impairing its remaining goodwill balance to zero. The non-cash impairment charge did not impact the Company’s cash flows, liquidity, or compliance with debt covenants.
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows:

	September 30, 2026
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
		(In thousands)
Developed technology	5.0 years	$88,882	$(35,108)	$53,774
Customer relationships	10.4 years	258,074	(48,870)	209,204
Publisher relationships	8.0 years	62,991	(19,729)	43,262
Trade names	11.0 years	26,550	(5,314)	21,236
Other	15.8 years	921	(409)	512
Total intangible assets, net		$437,418	$(109,430)	$327,988

	December 31, 2025
	Weighted Average Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
		(In thousands)
Developed technology	5.0 years	$91,699	$(23,585)	$68,114
Customer relationships	10.3 years	264,455	(29,975)	234,480
Publisher relationships	8.0 years	64,632	(15,075)	49,557
Trade names	11.0 years	27,480	(3,588)	23,892
Other	15.8 years	905	(370)	535
Total intangible assets, net		$449,171	$(72,593)	$376,578
During the first quarter of 2025, in connection with the post-Acquisition integration of the Legacy Teads business, the Company made a decision to discontinue its video product offering associated with its prior acquisition of video intelligence AG. Accordingly, the Company fully wrote off the associated intangible assets, as detailed below:

Nine Months Ended September 30, 2025

Developed technology	$5,950
Customer relationships	259
Publisher relationships	6,426
Trade names	2,373
Content provider relationships	100
Impairment charge	$15,108
As of September 30, 2026, estimated amortization related to the Company’s identifiable intangible assets in future periods was as follows:

Amount
(In thousands)
Remainder of 2026	$13,025
2027	51,575
2028	51,471
2029	51,471
2030	36,823
Thereafter	123,623
Total	$327,988
5. Balance Sheet Components
Accounts Receivable and Allowance for Credit Losses
Accounts receivable, net of allowance for credit losses consists of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Accounts receivable	$256,763	$358,728
Allowance for credit losses	(19,723)	(16,376)
Accounts receivable, net of allowance for credit losses	$237,040	$342,352
The allowance for credit losses consists of the following activity:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Allowance for credit losses, beginning balance	$16,376	$5,922
Provision for credit losses, net of recoveries	10,244	10,271
Write-offs	(6,897)	(3,204)
Allowance for credit losses, ending balance	$19,723	$12,989

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Prepaid taxes	$13,450	$30,290
Prepaid traffic acquisition costs	5,330	6,794
Prepaid software licenses	3,212	5,211
Other prepaid expenses and other current assets	7,946	7,052
Total prepaid expenses and other current assets	$29,938	$49,347
Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consists of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Capitalized software development costs	$119,961	$104,877
Computer and equipment	70,358	69,670
Leasehold improvements	5,273	4,374
Software	3,634	3,560
Furniture and fixtures	1,841	1,643
Property, equipment, and capitalized software, gross	201,067	184,124
Less: accumulated depreciation and amortization	(146,057)	(133,126)
Total property, equipment and capitalized software, net	$55,010	$50,998
Accounts Payable
The Company’s accounts payable includes $159.0 million and $217.3 million of traffic acquisition costs as of September 30, 2026 and December 31, 2025, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consists of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Accrued agency commissions	$48,252	$69,446
Accrued tax liabilities	21,142	26,328
Operating lease obligations, current	9,961	9,108
Interest payable	7,988	23,663
Accrued professional fees	7,529	8,187
Other (1)	21,288	15,978
Total accrued and other current liabilities	$116,160	$152,710
________________
(1)Other consists of individually immaterial accruals and other current liabilities.

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
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	September 30, 2026
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$2,016	$—	$—	$2,016
Restricted time deposit (2)	—	3,784	—	3,784
Severance pay fund deposits (2)	—	3,386	—	3,386
Foreign currency forward contract (3)	—	86	—	86
Total financial assets	$2,016	$7,256	$—	$9,272
Financial Liabilities:
Foreign currency forward contract (4)	—	218	—	218
Total financial liabilities	$—	$218	$—	$218

	December 31, 2025
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents and investments (1)	$18,602	$26,901	$—	$45,503
Restricted time deposit (2)	—	1,477	—	1,477
Severance pay fund deposits (2)	—	5,158	—	5,158
Foreign currency forward contract (3)	—	383	—	383
Total financial assets	$18,602	$33,919	$—	$52,521
Financial Liabilities:
Foreign currency forward contract (4)	—	15	—	15
Total financial liabilities	$—	$15	$—	$15
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

The Company enters into foreign currency forward contracts to manage exposure to fluctuations in foreign exchange rates. Pursuant to the master netting agreement, the Company may offset the amounts payable in the same currency. However, the Company records the fair values of the assets and liabilities relating to its undesignated foreign currency forward contracts on a gross basis in its consolidated balance sheets and no amounts have been offset. The Company was not required to post cash collateral as of September 30, 2026.
By entering into foreign currency forward contracts, the Company is exposed to a potential credit risk that the counterparty to its contracts will fail to meet its contractual obligations. If a counterparty fails to perform, the Company’s maximum credit risk exposure would be the positive fair value of the foreign currency forward contracts, or any asset balance, which represents the amount the counterparty owes to the Company. In order to mitigate the counterparty risk, the Company performs an evaluation of its counterparty credit worthiness, and its forward contracts have a term of no more than 18 months. During the three and nine months ended September 30, 2026, the Company recognized net losses of $0.6 million and $0.5 million, respectively, within other income (expense) and interest income, net in its condensed consolidated statement of operations, related to mark-to-market adjustments on its undesignated foreign currency forward contracts. The Company recorded corresponding net losses of $0.6 million and net gains of $0.5 million, respectively, for the three and nine months ended September 30, 2025.
The carrying value of borrowings under the 2025 Revolving Facility (as defined in Note 8 below) and Overdraft Facility (as defined in Note 8 below) approximates fair value due to the short-term nature of the borrowings. The carrying value of borrowings under the A/R Facility (as defined in Note 8 below) approximates fair value at September 30, 2026 as a result of the transaction closing on September 30, 2026, and the borrowings bear interest at variable rates that reset to market rates. The fair value of the Senior Secured Notes (as defined in Note 8 below) is estimated using Level II inputs, including external pricing data. The following table summarizes the carrying value and the estimated fair value of the Senior Secured Notes, based on Level II measurements of the fair value hierarchy:

	September 30, 2026
	Principal Amount	Estimated Fair Value
	(In thousands)
10% Senior Secured Notes	$628,226	$177,474
See Note 8 for additional information relating to the Senior Secured Notes.
Non-Financial Assets
Non-financial assets, such as goodwill, definite-lived intangibles assets, operating lease right-of-use assets and property and equipment, are adjusted to fair value (Level III) only when an impairment is recognized. During the three and nine months ended September 30, 2026, the Company recognized a non‑cash goodwill impairment charge of $272.4 million representing a full impairment of the Company’s remaining goodwill balance. During the nine months ended September 30, 2025, the Company recorded $15.5 million in impairment charges related to the discontinuation of a legacy video product offering which consisted of $15.1 million of intangible assets and $0.4 million of unamortized capitalized software development costs. In addition, the Company recorded a $0.1 million impairment charge related to a right-of-use asset during the first quarter of 2025.
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
The following table summarizes assets and liabilities related to the Company’s operating leases:

	Condensed Consolidated Balance Sheets Location	September 30, 2026	December 31, 2025
		(In thousands)
Operating lease assets	Operating lease right-of-use assets, net	$28,504	$28,810

Current liabilities	Accrued and other current liabilities	$9,961	$9,108
Non-current liabilities	Operating lease liabilities, non-current	$20,263	$21,674
The following table presents the components of the Company’s total lease expense:

	Condensed Consolidated Statements	Three Months Ended September 30,		Nine Months Ended September 30,
	of Operations Location	2026	2025	2026	2025
		(In thousands)
Operating lease cost:
Fixed lease costs	Cost of revenue and operating expenses	$3,079	$2,977	$9,622	$8,175
Variable lease costs	Operating expenses	281	618	1,007	1,098
Short-term lease costs	Operating expenses	3	282	700	1,102
Lease impairment cost	Impairment charges	—	—	—	99
Sublease income	Operating expenses	(453)	(197)	(1,402)	(361)
Total lease cost		$2,910	$3,680	$9,927	$10,113
As of September 30, 2026, the maturities of the Company’s lease liabilities under operating leases were as follows:

Year	Operating Leases
(In thousands)
Remainder of 2026	$3,306
2027	12,122
2028	9,418
2029	6,681
2030	2,857
Thereafter	1,424
Total minimum payments required	$35,808
Less: imputed interest	5,584
Total present value of lease liabilities	$30,224
The following table summarizes weighted-average lease terms and discount rates for the Company’s operating leases:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	3.35 years	3.53 years
Weighted-average discount rate	10.05%	9.85%

8. Debt Obligations
The following table presents the Company’s debt obligations as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(In thousands)
10.000% Senior Secured Notes
Principal Amount	628,226	628,226
Debt discount	(8,814)	(10,364)
Unamortized debt issuance costs	(10,841)	(12,749)
Net Amount of 10.000% Senior Secured Notes	608,571	605,113

Accounts Receivable Financing Facility	$30,858	$—

Total long-term debt	639,429	605,113

2025 Revolving Facility	15,000	—
Overdraft Facility	2,752	17,595
Total short-term debt	17,752	17,595

Total debt	$657,181	$622,708
Accounts Receivable Financing Facility
On September 30, 2026, FF Cayman AR Ltd and FF Malta AR Ltd. (together, the “Borrower SPVs”), each an indirect wholly owned special purpose subsidiary of the Company, and OT Midco Inc. (“OT Midco”), as master servicer, entered into a four-year $125.0 million non-recourse accounts receivable (“A/R”) financing facility (the “A/R Facility”) with FIS Capital Markets UK Limited, as reporting services provider, the lenders from time to time party thereto, and Sound Point Agency LLC, as administrative agent and collateral agent. The A/R Facility is scheduled to terminate on September 30, 2030, subject to earlier termination in certain circumstances, including in connection with the scheduled maturity of the Senior Secured Notes (as defined below). Under the A/R Facility, certain of the Company’s subsidiaries sell or contribute their existing and future A/R, directly or through an intermediate subsidiary, to the Borrower SPVs. The Borrower SPVs are consolidated subsidiaries of the Company and use the A/R to collateralize loans obtained from the lenders.
Borrowings bear interest at three-month Term SOFR, three-month EURIBOR or daily SONIA, depending on the currency of the borrowing, plus 5.15% per annum, with Term SOFR and EURIBOR each subject to a 2.50% floor. The Borrower SPVs also pay an unused commitment fee of 0.50% per annum on undrawn commitments. As of September 30, 2026, the applicable contractual interest rate on outstanding borrowings under the A/R Facility, all of which were denominated in U.S. dollars, was 9.25%. The euro and sterling borrowings made on October 1, 2026 bear interest at 7.77% and 8.88%, respectively. In connection with the A/R Facility, the Company incurred $8.1 million of debt issuance costs, which were capitalized within Other assets on the Company’s condensed consolidated balance sheets as of September 30, 2026. Borrowings began accruing interest, and capitalized debt issuance costs began amortizing into interest expense over the facility’s term, effective October 1, 2026. Accordingly, no interest expense was recognized related to the A/R Facility during the three and nine months ended September 30, 2026.
The A/R Facility is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) A/R pledged as collateral are presented as assets and borrowings are presented as liabilities on the Company’s condensed consolidated balance sheets, (ii) the Company’s condensed consolidated statements of operations reflect credit losses related to the pledged A/R, as well as interest expense associated with the collateralized borrowings, and (iii) receipts from customers related to the underlying A/R are reflected as operating cash flows, and borrowings and repayments under the A/R Facility are reflected as financing cash flows, within the Company’s condensed consolidated statements of cash flows.
OT Midco services the pledged A/R, and the Company provides a performance guaranty, which does not cover the collectability of the A/R.
The A/R Facility contains customary representations and warranties, affirmative and negative covenants and amortization events. The amortization events include tests based on the performance of the pledged A/R, including default, dilution and days’ sales outstanding ratios, and a cross-default to non-payment or non-performance with respect to material indebtedness of the Company and its subsidiaries. The A/R Facility also requires the Company and its subsidiaries to maintain consolidated liquidity, as defined in the A/R Facility, of at least $50.0 million at all times. The occurrence of an amortization event would permit, among other things, the termination of the lenders’ commitments and the acceleration of amounts outstanding under the A/R Facility. As of September 30, 2026, the Company was in compliance with all covenants under the A/R Facility.
The maximum availability under the A/R Facility is limited by eligible A/R balances. As of September 30, 2026, the maximum availability and the amount outstanding under the A/R Facility were approximately $60.0 million and $30.9 million, respectively. On October 1, 2026, the Borrower SPVs borrowed an additional €17.5 million and £3.0 million (approximately $23.7 million in aggregate) under the A/R Facility.
As of September 30, 2026, A/R with a carrying amount of $142.4 million were pledged as collateral and included within Accounts receivable, net on the Company’s condensed consolidated balance sheets. In addition, restricted cash of $2.9 million held in designated collection and collateral accounts was included within Other assets on the condensed consolidated balance sheets.
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
During the three and nine months ended September 30, 2026, the Company recognized interest expense related to the Senior Secured Notes of approximately $16.9 million and $50.6 million, respectively, which included a combined amortization of debt discount and deferred financing costs of $1.2 million and $3.5 million, respectively. As of September 30, 2026, the Senior Secured Notes had a carrying value of $608.6 million, net of unamortized discount and deferred financing costs.
There have been no material changes to the terms of the Senior Secured Notes or related covenants since December 31, 2025. See Note 9, Debt Obligations—10% Senior Secured Notes due 2030, to the 2025 Form 10-K for additional information.
2025 Revolving Facility
The Company maintains a $100.0 million revolving credit facility (the “2025 Revolving Facility”) pursuant to the credit agreement (the “Credit Agreement”) dated February 3, 2025, among the Company, OT Midco Inc., the additional borrowers party thereto from time to time, Goldman Sachs Bank USA, as sole administrative agent and swingline lender, U.S. Bank Trust Company, National Association, as the collateral agent, and the lenders, issuing banks and arrangers party thereto from time to time. The 2025 Revolving Facility may be used for working capital and other general corporate purposes of the Company and its subsidiaries. As of September 30, 2026, $15.0 million of borrowings were outstanding under the 2025 Revolving Facility and the Company was in compliance with all applicable covenants. The 2025 Revolving Facility includes a springing financial covenant based on a maximum senior secured net leverage ratio. A failure to comply with this covenant when tested would constitute an event of default under the Credit Agreement, which could result in the acceleration of amounts outstanding under the 2025 Revolving Facility. As of September 30, 2026, the maximum borrowing capacity was limited to $40.0 million (representing 40% of the facility limit) to maintain compliance with this covenant, resulting in $25.0 million of available borrowing capacity, net of the $15.0 million in outstanding borrowings. Outstanding borrowings under the 2025 Revolving Facility are classified on the balance sheet as current due to the revolving nature of borrowings and terms and conditions of the facility. The $15.0 million outstanding under the 2025 Revolving Facility at September 30, 2026 was repaid on October 6, 2026. On October 22, 2026, the Company borrowed $40.0 million under the 2025 Revolving Facility. Following this borrowing, outstanding borrowings under the 2025 Revolving Facility equaled 40% of the revolving commitments, the level above which the springing financial covenant would be tested as of the end of a fiscal quarter.
Loans under the 2025 Revolving Facility bear interest, at the Company’s option, at (x) a secured overnight financing rate, subject to a “zero” floor, plus an interest rate margin of 4.25% per annum or (y) an alternate base rate plus an interest rate margin of 3.25% per annum. In addition, the 2025 Revolving Facility accrues an unused commitment fee at a rate ranging from

0.375% to 0.50%, depending on the Company’s senior secured net leverage ratio, as set forth in the Credit Agreement. During the three and nine months ended September 30, 2026, the Company recognized interest expense related to the 2025 Revolving Facility of approximately $0.4 million and $1.1 million, respectively, which included a combination of interest expense, unused commitment fees and the amortization of deferred financing costs.
There have been no material changes to the terms of the Credit Agreement since December 31, 2025. See Note 9, Debt Obligations—Credit Facilities—Credit Agreement, to the 2025 Form 10-K for additional information.
Overdraft Facility
The Company’s French subsidiary, Teads France SAS (“Teads France”), previously maintained an overdraft credit facility with HSBC (the “Overdraft Facility”), which was used to fund the general working capital needs of Teads France. In May 2026, the Company commenced a repayment plan with HSBC to fully repay the Overdraft Facility. As of September 30, 2026, approximately $2.8 million (€2.4 million) in borrowings were outstanding under the Overdraft Facility, reflecting payments made during the second and third quarters of 2026. These outstanding borrowings are recorded within short-term debt in the Company’s condensed consolidated balance sheets. Subsequent to quarter-end, the Company made the remaining payments under the repayment plan and, in November 2026, repaid in full the borrowings outstanding under the Overdraft Facility. See Note 9, Debt Obligations—Short-Term Debt, to the 2025 Form 10-K for additional information.
Maturities Table:
As of September 30, 2026, the combined aggregate amount of maturities for debt obligations for the remainder of 2026 and each of the next four years is as follows:

Amount (In thousands)
Remaining 2026 (1)	$17,752
2027	$—
2028	$—
2029	$—
2030 (1)	$659,084
_____________________
(1)Remaining 2026 includes $15.0 million of outstanding borrowings under the 2025 Revolving Facility as of September 30, 2026, which were repaid on October 6, 2026. Subsequent to September 30, 2026, the Company borrowed $40.0 million under the 2025 Revolving Facility and approximately $23.7 million under the A/R Facility.
Interest Expense and Prior Period Activity
The Company recognized total interest expense of $17.4 million and $52.2 million for the three and nine months ended September 30, 2026, respectively, primarily related to the Senior Secured Notes. For the comparable periods in 2025, the total interest expense was $17.1 million and $57.7 million, respectively. Interest expense for the nine months ended September 30, 2025 includes $13.3 million related to the $625 million senior secured bridge term loan credit facility (the “Bridge Facility”), which was used to finance the Acquisition and subsequently repaid in full in February 2025. Additionally, in connection with the entry into the Credit Agreement in February 2025, the Company terminated its 2021 credit facility and recognized the remaining $0.2 million of unamortized deferred financing costs within interest expense.
9. Income Taxes
Due to the ongoing post-Acquisition integration efforts and inability to reliably estimate the annual effective tax rate, for the three and nine months ended September 30, 2026, and the three and nine months ended September 30, 2025, the Company’s interim provision for or benefit from income taxes is computed using the actual year-to-date results rather than an estimated annual effective tax rate.
The Company’s effective tax rates for the three and nine months ended September 30, 2026 were zero and (1.6)%, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2026 were lower than the U.S. federal statutory tax rate of 21%, primarily due to impairment of goodwill and pre-tax loss, including U.S. and various non-U.S. losses being subject to valuation allowance, during the three and nine months ended September 30, 2026.

The Company’s effective tax rates for the three and nine months ended September 30, 2025 were 19.2% and 21.0%, respectively. The Company’s effective tax rates for the three months ended September 30, 2025 was lower than the U.S. federal statutory tax rate of 21%, primarily due to increased concentration of profitability in lower-tax jurisdictions, partially offset by an increase in uncertain tax positions, coupled with the pre-tax loss during the three months ended September 30, 2025.
10. Commitments and Contingencies
Legal Proceedings and Other Matters
From time to time, the Company is involved in, or may become subject to, legal proceedings, claims and government investigations arising in the ordinary course of business, including disputes related to intellectual property, commercial agreements, privacy matters and employment issues. The Company describes below certain legal proceedings to which it is a party.
Verve Group Arbitration
As previously disclosed in the Company’s 2025 Form 10-K and Forms 10-Q for the quarters ended March 31, 2026 and June 30, 2026, the Company is involved in a dispute with Verve Group Europe GmbH (“Verve Group”) and its affiliate Smaato, Inc. (“Smaato” and together with Verve Group, “Verve”). The dispute relates to withholdings the Company applied to Verve’s accounts following the identification of significant volumes of invalid traffic and non-compliant activity originating from Verve’s inventory, and the amounts at issue total approximately $8.1 million in connection with certain disputed invoices. The matter is now proceeding in arbitration before JAMS. The Company believes Verve’s claims are without merit, as it is the Company’s position that its withholdings were based on documented traffic quality issues, and the Company intends to defend the matter vigorously.
Based on the information currently available to the Company regarding this matter, the Company has not recorded an accrual as a loss is not considered probable or reasonably estimable. The Company will continue to monitor and evaluate the status of this matter each quarter to determine the need for additional disclosure pursuant to ASC 450.
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
Other Matters
In addition to the matters described above, the Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company does not believe that the final outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on its business, operating results, cash flows or financial condition.
In connection with the Acquisition, the Company identified and recorded a $20.7 million provision related to certain income tax items under ASC 740, “Income Taxes,” and an $8.7 million provision related to certain non-income tax items accounted for under ASC 450, “Contingencies,” within contingent tax liabilities in its condensed consolidated balance sheet as of September 30, 2026. The Company has also recorded an indemnification asset in the full amount of the provision of $29.4 million, as the Company is indemnified against certain tax liabilities under the Share Purchase Agreement, dated August 1, 2024, with Altice Teads S.A. (“Altice Teads”), as amended on February 3, 2025. Altice Teads’ indemnification obligation may be increased if other indemnified risks materialize and will remain in place until all covered matters are resolved.
Any determination or estimate relating to the future resolution of the Company’s legal proceedings is inherently uncertain and involves significant judgment. This is especially true in the early stages of a legal matter when legal issues and facts have not been thoroughly analyzed, in situations where the claimants seek very large or indeterminate damages, where cases present novel legal theories or involve a large number of parties, or where claims or other actions may be possible but have not been brought. As a result of this uncertainty, the Company may not be able to determine whether a favorable or unfavorable outcome is remote, reasonably possible, or probable, or to estimate the amount or range of loss until relatively late in the course of a legal matter. Further, any judgment or estimate relating to claims may change over time in light of developments, and actual outcomes may differ materially from the Company’s estimates.
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
Share Repurchases
In December 2022, the Company’s Board of Directors (“Board”) authorized a $30 million share repurchase program. The Company did not repurchase any shares of Common Stock during the three and nine months ended September 30, 2026, and 2025. As of September 30, 2026, $6.6 million remained available for repurchase under the program. Commission costs associated with share repurchases and any excise taxes accrued as a result of the Inflation Reduction Act of 2022 do not reduce the remaining authorized amount under the repurchase programs.
In addition, the Company may periodically withhold shares to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock units and exercise of options and warrants in accordance with the terms of the Company’s equity incentive plans and the underlying award agreements.
During the three and nine months ended September 30, 2026, the Company withheld 12,356 and 120,826 shares, respectively, with fair values of less than $0.1 million and $0.1 million, respectively, to satisfy employee tax withholding obligations. During the three and nine months ended September 30, 2025, the Company withheld 52,063 and 195,171 shares, respectively, with fair values of $0.1 million and $0.6 million, respectively.
Accumulated Other Comprehensive Income (Loss)
The following table details the changes in accumulated other comprehensive income (loss), net of tax:

	Foreign Currency Translation Loss	Unrealized Loss on Investments in Marketable Securities(1)	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance–December 31, 2025	$96,659	$—	$96,659
Other comprehensive loss, net of tax:
Other comprehensive loss before reclassifications	(13,259)	(1)	(13,260)
Realized gains from sales of investments in marketable securities reclassified to earnings	—	—	—
Other comprehensive loss, net of tax	(13,259)	(1)	(13,260)
Balance–September 30, 2026	$83,400	$(1)	$83,399
_____________________
(1)The tax effects related to realized and unrealized gains on investments in marketable securities was immaterial for the three and nine months ended September 30, 2026.
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

As of September 30, 2026, 2,923,788 and 985,310 shares were available for grant under the 2021 Plan and the 2007 Plan, respectively. The Company generally issues new shares upon settlement of equity awards.
The Company recognizes stock-based compensation based on grant date fair value and accounts for forfeitures as they occur.
The following table summarizes stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Research and development	$366	$611	$1,141	$1,870
Sales and marketing	591	1,756	2,316	4,313
General and administrative	787	1,274	2,718	4,189
Total stock-based compensation	$1,744	$3,641	$6,175	$10,372
As of September 30, 2026, unrecognized compensation expense was approximately $13.3 million for RSUs and $0.8 million for PSUs, which is expected to be recognized over a weighed average period of 2.78 years and 1.48 years, respectively.
The following table summarizes stock option, RSU and PSU activity for the nine months ended September 30, 2026:

	Stock Options	Service-Based RSUs	PSUs
Outstanding—December 31, 2025	1,326,262	7,420,833	2,911,575
Granted	—	6,048,400	853,000
Exercised/Vested	—	(2,680,362)	(213,069)
Forfeited/Expired	(386,096)	(2,432,954)	(1,679,828)
Outstanding—September 30, 2026	940,166	8,355,917	1,871,678
Restricted Stock Units
RSUs are granted to eligible employees and non-employee directors with fair value based on the Company’s stock price on the grant date. Compensation expense is recognized on a straight-line basis over the service period. During the nine months ended September 30, 2026, the Company granted 6,048,400 RSUs with a weighted average grant date fair value of $0.91 per share.
Performance Stock Units
PSUs are granted to senior executives and other key employees and include both performance-based and market-based awards.
Performance-Based PSUs
The fair value of performance-based PSUs is based on the Company’s stock price on the grant date. These awards vest based on continued service and achievement of specified financial metric-based performance targets over the performance period (typically three years). Compensation expense is recognized ratably over the performance period based on the probability of achieving the performance conditions. The number of shares that may be earned is subject to a maximum of 150% of the target award. During the nine months ended September 30, 2026, the Company granted 564,000 performance-based PSUs with a weighted average grant date fair value of $0.96 per share.
Market-Based PSUs
The Company also grants market-based PSUs to senior executives and other key employees with vesting based on total shareholder return (“TSR”) performance and continued service. These awards include: Absolute TSR awards, which vest based on achievement of specified stock price targets, with payout levels ranging from 0% to 100% of target, and Relative TSR awards, which vest based on the Company’s TSR performance relative to a designated peer group, with payout levels ranging from 0% to 150% of target. During the nine months ended September 30, 2026, the Company granted 289,000 market-based PSUs with a weighted average grant date fair value of $1.09 per share.
The fair value of market-based PSUs is determined on the grant date using a Monte Carlo simulation. Compensation expense is recognized using an accelerated attribution method over the applicable service period and is not reversed if the market condition is not achieved. The following assumptions were used to estimate the fair value of the Company’s market-based PSUs granted during the nine months ended September 30, 2026:

Expected volatility	82.54%
Risk-free rate	3.92%
Expected dividend yield	—
Stock-Based Awards Granted Outside of Equity Incentive Plans
Warrants
During the three months ended September 30, 2026, the remaining 48,529 outstanding warrants expired unexercised. As of September 30, 2026, the Company had no warrants outstanding.
Employee Stock Purchase Plan
As of September 30, 2026, approximately 4,310,250 shares were reserved under the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”), which is subject to annual automatic evergreen increases. The plan is not yet active and no shares have been issued thereunder.
See Note 13 to the 2025 Form 10-K for additional information relating to the Company’s share-based compensation awards.
13. Net Income (Loss) per Common Share
The following table presents the computation of the Company’s basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Numerator:
Net loss attributed to common stockholders - basic and diluted	$(325,468)	$(19,690)	$(406,733)	$(88,846)

Denominator:
Weighted-average shares - basic and diluted	98,259,847	95,113,669	97,286,984	89,249,913

Net loss per share:
Basic	$(3.31)	$(0.21)	$(4.18)	$(1.00)
Diluted	$(3.31)	$(0.21)	$(4.18)	$(1.00)
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
The following weighted-average shares have been excluded from the calculation of diluted net income (loss) per share attributable to holders of Common Stock for each period presented because they are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options to purchase Common Stock	958,603	1,483,074	1,079,435	1,580,893
Warrants	—	48,529	—	48,529
Restricted stock units	9,261,038	8,803,475	8,245,028	5,813,564
Performance stock units	782,188	1,840,068	788,818	1,219,680
Total shares excluded from diluted net loss per share	11,001,829	12,175,146	10,113,281	8,662,666

14. Segment and Geographic Information
The Company has one operating and reportable segment as the Company’s Chief Operating Decision Maker (“CODM”) reviews its performance and allocates resources based on its overall business operations with no distinct geographic or product lines that meet the criteria for separate segment reporting. The Company’s CODM is its Chief Executive Officer, David Kostman. The accounting policies applied to the segment are the same as those described in the summary of significant accounting policies.
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
The table below summarizes the results of operations that are provided to the CODM. As the Company has one reportable segment, net income (loss) is used as the measure of profit or loss to assess segment performance and allocate resources. The Company’s asset information is not regularly provided to the Company’s CODM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Revenue from external customers	$235,073	$318,772	$785,645	$948,225
Less:
Traffic acquisition costs	148,039	188,230	467,348	570,392
Personnel-related costs (1)	55,027	63,215	180,480	189,147
Acquisition and integration costs	1,266	3,656	4,115	25,508
Depreciation and amortization	17,841	17,497	52,822	48,707
Marketing and advertising expenses	8,592	7,524	25,641	22,746
Restructuring charges	349	657	3,290	9,610
Impairment of intangible assets	—	—	—	15,614
Impairment of goodwill	272,432	—	272,432	—
Other cost of sales (1)	18,970	17,711	56,935	49,356
Other segment expenses (1) (2)	20,717	26,562	68,197	70,120
Gain on repurchase of long-term debt	—	—	—	(1,225)
Interest expense	17,407	17,084	52,233	57,732
Other (income) expense and interest income, net	(27)	994	2,645	2,984
(Benefit) provision for income taxes	(72)	(4,668)	6,240	(23,620)
Segment and consolidated net loss	$(325,468)	$(19,690)	$(406,733)	$(88,846)
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

The following table presents total revenue based on where the Company’s advertisers are physically located:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
The Americas (1)	$68,101	$103,839	$220,501	$298,223
EMEA (Europe, the Middle East and Africa)	139,533	182,048	477,442	549,981
Asia	27,439	32,885	87,702	100,021
Total revenue	$235,073	$318,772	$785,645	$948,225
_____________________
(1)Includes U.S. revenues of $61.0 million and $197.0 million for the three and nine months ended September 30, 2026, respectively, and $92.2 million and $261.5 million for the three and nine months ended September 30, 2025, respectively.
The Company’s long-lived assets by geographic location, which are comprised of property, equipment and capitalized software, net and operating lease right-of-use assets, net are summarized below:

	September 30, 2026	December 31, 2025
	(In thousands)
The Americas	$45,459	$47,637
EMEA (Europe, the Middle East and Africa)	35,090	29,503
Asia	2,965	2,668
Total long-lived assets, net	$83,514	$79,808

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2026 (“2025 Form 10-K”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations, and involve risks and uncertainties that could cause actual results, events, or circumstances to differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to these differences include those set forth in Part I, Item 1A of our 2025 Form 10-K, which is incorporated by reference in this Report, and Part II, Item 1A of this Report, as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed below and elsewhere in this Report, including under the caption “Note About Forward-Looking Statements.”
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide information that management believes is necessary to understand our business, financial condition, and results of operations. The MD&A should be read in conjunction with our condensed consolidated financial statements and notes thereto. In addition to the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), we use certain non-GAAP financial measures throughout this discussion to provide investors with supplemental metrics used by our management for financial and operational decision making. These measures are supplemental and are not an alternative to our financial statements prepared in accordance with GAAP. See “Non-GAAP Reconciliations” in this Report for the definitions and limitations of these measures, and reconciliations to the most directly comparable GAAP financial measures.
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
As a result of Outbrain Inc.’s acquisition (the “Acquisition”) of TEADS, a private limited liability company (société à responsabilité limitée) incorporated and existing under the laws of the Grand Duchy of Luxembourg (“Legacy Teads”), which closed on February 3, 2025, the accompanying condensed consolidated financial statements include the results of Legacy Teads’ operations from February 3, 2025. Our current results therefore reflect the fully consolidated operations of the combined company, and each of the three-month periods ended September 30, 2026 and 2025 reflects a full three months of consolidated operations following the Acquisition. However, the financial information presented for the nine months ended September 30, 2026 is not directly comparable to the financial information presented for the corresponding prior year period, which reflects the operations of Legacy Teads only from the Acquisition date. This overview highlights material developments in our business and should be read in conjunction with the more comprehensive business and industry discussion included in the 2025 Form 10-K.
Our platform is designed to enable advertisers to reach their audiences across the digital advertising ecosystem and drive desired outcomes from those audiences at each step of the marketing funnel. We continue to focus on providing efficient, high-impact supply chains for advertisers and sustainable advertising revenue for media owners as the digital advertising ecosystem evolves.
Recent Developments
A/R Facility
On September 30, 2026, certain of our subsidiaries entered into a four-year $125.0 million non-recourse accounts receivable financing facility (the “A/R Facility”), scheduled to terminate on September 30, 2030, subject to earlier termination in certain circumstances. As of September 30, 2026, $30.9 million of borrowings were outstanding under the A/R Facility. For additional information, see “—Liquidity and Capital Resources” below and Note 8, Debt Obligations, to the accompanying condensed consolidated financial statements.

Goodwill Impairment
During the third quarter of 2026, continued weakness primarily due to changing search and open-web traffic dynamics, including lower publisher traffic and available advertising impressions, led us to reduce projected revenue and profitability and extend the anticipated recovery period. These developments constituted a triggering event, prompting an interim goodwill impairment assessment as of September 30, 2026. As a result, we recorded a non-cash goodwill impairment charge of $272.4 million during the three and nine months ended September 30, 2026, representing a full impairment of our remaining goodwill balance. Following the recording of this charge, the carrying value of our goodwill is zero. This non-cash impairment charge does not affect our cash flows, liquidity, or compliance with debt covenants, nor does it impact our ongoing operations. For additional information, see Note 4, Goodwill and Intangible Assets, to the accompanying condensed consolidated financial statements.
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
For the three months ended September 30, 2026, consolidated gross profit was $60.9 million and consolidated Ex-TAC Gross Profit was $93.5 million, compared to $105.7 million and $130.5 million, respectively, for the three months ended September 30, 2025. Our recent results reflect declines in both of our businesses, Enterprise and Direct Response & SME, primarily as a result of lower traffic to our media partners on the Open Internet, which reduces the advertising inventory available for us to monetize, with a more pronounced decline in Direct Response & SME. See “—Generative AI and Publisher Traffic Trends” below.
Our Enterprise business, focused largely on branding dollars, consists of global brand and agency partnerships utilizing our omnichannel supply inclusive of CTV and is our strategic priority. Enterprise delivered approximately $75 million in Ex-TAC Gross Profit in the three months ended September 30, 2026, compared to approximately $87 million in the three months ended September 30, 2025. The decrease primarily reflected lower traffic to our media partners on the Open Internet, partially offset by growth in CTV in certain geographies, as well as softer brand advertising demand amid the macroeconomic conditions described under “—Macroeconomic Environment” below and competitive pressures.
Our Direct Response & SME business, focused on performance dollars, includes affiliates, search and performance buyers. Direct Response & SME delivered approximately $20 million in Ex-TAC Gross Profit in the three months ended September 30, 2026, compared to approximately $38 million in the three months ended September 30, 2025. The decrease primarily reflected lower traffic to our media partners on the Open Internet, as well as changes in our supply portfolio and the buying patterns of certain large buyers.
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
We have observed these combined factors contribute to an ongoing decline in page view volume for our publisher partners, thereby reducing the advertising inventory available for monetization on our platform. This decline disproportionately impacts our Direct Response & SME advertisers, which are most closely tied to open-web performance, and specifically our publisher feed inventory. The decline in page views has resulted in reductions in the buying patterns of Direct Response & SME advertisers. For our premium publisher partners, we estimate that page views declined by approximately 18% and approximately 17% for the three and nine months ended September 30, 2026, respectively, compared to the corresponding prior year periods.
While this broader evolution presents challenges to traditional publisher traffic patterns, it also creates opportunities for platform innovation and engagement. Our strategy is intended to address these shifts in several respects. We launched Teads EngageOS, an AI-powered operating system for publishers that unifies editorial content and ad inventory, with the objective of optimizing total publisher revenue across a reader session — designed to protect audience engagement while delivering higher yield. In addition, we are opening additional programmatic buying channels at higher margins, including AI-native supply channels in emerging environments such as large language model interfaces, and launched a vertical video format that enables advertisers to use creative assets developed for other platforms. See “—Expansion Into New Environments, New Experiences and New Ad Formats” below.
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
Advertiser budgets and pricing on our platform fluctuate from period to period for a variety of reasons, including advertiser-specific cycles and preferences, competition, quality of performance and ROAS, supply and demand balance, macroeconomic conditions, and seasonality. In order to grow our revenue and Ex-TAC Gross Profit and maximize value for our advertisers and media partners, our focus as a business is on driving business outcomes and ROAS for advertisers.
For the three and nine months ended September 30, 2026, thousands of unique advertisers were active on our owned and operated platforms, in addition to the thousands of advertisers who access the platform through programmatic partnerships.
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
The development and deployment of new ad formats and further penetrating new and growing environments allow us to better serve advertisers who seek to target and engage consumers at scale. We believe this remains an opportunity to open and grow advertiser demand, while ensuring the relevance of the environments in which we operate.
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
Investment in Our Technology and Infrastructure
Innovation is a core tenet of our Company and our industry. The dynamic and continuously evolving nature of the digital advertising ecosystem will be significantly impacted by the use of AI in further driving innovative new technologies and solutions. We plan to continue our investments in our people’s use of AI in order to retain and enhance our competitive position. For example, improvements to our AI prediction engine, or use of additional data signals, help us deliver more relevant ads, driving higher user engagement, thereby improving ROAS or other desired outcomes for advertisers and increasing monetization for our media partners.
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
Industry Dynamics
Demand for Outcomes Across the Funnel
Our business depends on the overall demand for digital advertising, on the continuous success of our current and prospective media partners, and on general market conditions. Digital advertising has been a growing industry, with growth that has outpaced the growth of the broader advertising industry. Content consumption continues to evolve, requiring media owners to adapt in order to successfully attract, engage and monetize their consumers. As audiences are increasingly engaged across digital media platforms, and as more purchase data is created, collected, integrated and analyzed digitally, advertisers are increasingly able to leverage sophisticated measurement and attribution solutions in order to optimize their advertising spend across the marketing funnel. As a result, advertisers are increasingly shifting spend away from legacy media offerings towards data-based solutions, driven by performance-centric metrics. We believe that our strength in delivering engagement and clear outcomes for advertisers, from high-impact branding to lower-funnel performance, built on our proprietary AI prediction engine, aligns well with the ongoing market shift towards increased accountability and expectations of ROAS from digital advertising spend.
The Role of AI in Content and Personalization
AI is revolutionizing content creation, distribution, and personalization, automating tasks like video editing, image recognition, and language translation. AI-powered systems are also improving content delivery, helping media platforms suggest relevant movies, shows, articles, and advertisements to consumers. This is especially important at a time when advertisers increasingly anticipate measurable results from their digital advertising investments. We believe that our experience in this space enables us to more nimbly capitalize on the opportunities for media owners and advertisers to leverage AI and automation to engage consumers and optimize their business goals. For additional information regarding our strategic approach to these technologies, see “Business—Industry” and “Risk Factors” in our 2025 Form 10-K.

Generative AI and Search Trends
At the same time, the proliferation of generative AI tools, particularly their integration into major search engines and web browsers, is causing a shift in how users discover and consume content online. These tools can provide users with direct answers and AI-generated summaries, which has reduced their need to click through to original publisher websites. This trend of bypassing the traditional user journey to a publisher’s site has contributed, and is expected to continue to contribute to a decline in direct user traffic. A reduction in traffic to our media partners directly decreases the inventory of advertising impressions available for us to monetize, which has had, and will likely continue to have, a significant effect on, our revenue and results of operations. For additional information regarding the impact of these trends on our business, see “—Recent Trends, Risks and Uncertainties—Generative AI and Publisher Traffic Trends” above, and for the related risks, see “Business—Industry” and “Risk Factors” in our 2025 Form 10-K.
Regulatory and Platform Changes
Regulators across most developed markets continue to be focused on enacting and enforcing user privacy rules, as well as requirements relating to the development and deployment of AI, including transparency and labeling obligations for AI-generated content, and on maintaining significant oversight over the competitive practices of the major “walled garden” platforms. In the United States, the absence of a comprehensive federal privacy law has produced fragmented state frameworks that continue to create compliance complexity. In the EU, the Digital Markets Act and Digital Services Act are actively being enforced against designated gatekeeper platforms, with recent actions targeting consent practices, data portability and advertising transparency. Industry participants will likely continue to be impacted by changes implemented by platform leaders. For example, although Google has announced that it does not intend to deprecate third-party cookies in its Chrome web browser, its evolving approach to privacy and tracking controls in Chrome will continue to affect our and our clients’ compliance requirements. For additional information regarding changing industry dynamics with respect to industry participants and the regulatory environment, see “Business—Industry,” “Business—Regulatory” and “Risk Factors” in our 2025 Form 10-K.
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

Our revenue is impacted by the level of advertiser demand for our products and by the volume, quality, and performance of available advertising inventory. Demand fluctuates based on macroeconomic conditions, seasonal advertising patterns, campaign performance, advertiser ROAS expectations, and budget dynamics across advertiser types. Enterprise marketers and agencies deploy budgets to drive a range of brand outcomes, from awareness, consideration and intent to lower-funnel outcomes such as site traffic or app downloads. By contrast, Direct Response & SME advertisers generally operate against defined performance targets, with spend scaling based on measurable conversion efficiency. To the extent advertisers (of all types) achieve their desired outcomes on our platform, they may increase budgets or expand usage of our solutions over time.
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
Impairment Charges. Impairment charges consist of non-cash charges recognized when the carrying amount of an asset or asset group is not recoverable or exceeds its estimated fair value, as applicable. These charges may include impairments of goodwill, acquired intangible assets, property and equipment, capitalized software and other long-lived assets. Impairment charges recognized during the nine months ended September 30, 2026 relate to goodwill impairment. Impairment charges recognized during the nine months ended September 30, 2025 relate to intangible assets and capitalized software associated with the discontinuance of the video product offering associated with vi during the first quarter of 2025. These non-cash impairment charges did not impact the Company’s cash flows, liquidity, or compliance with debt covenants.

Restructuring Charges. Restructuring charges include severance and related costs incurred in connection with (i) the workforce reduction announced following the Acquisition in February 2025, and (ii) the Strategic Plan initiated in December 2025 to streamline operations and reduce costs. These charges are not reflective of ongoing operating performance and are excluded from certain financial and performance measures.
Other (Expense) Income, Net
Other (expense) income, net is comprised of interest expense, and other (expense) income and interest income, net.
Interest Expense. Interest expense primarily consists of interest on our 10.000% senior secured notes due 2030 (“Senior Secured Notes”), the Overdraft Facility (as defined below) assumed in the Acquisition, our 2025 Revolving Facility (as defined below), our A/R Facility, and amortization of debt discounts and deferred financing cost. Interest expense for 2025 also included interest and fees on our senior secured bridge term loan credit facility drawn and repaid during the first quarter of 2025. Interest expense may increase as a result of borrowings under our 2025 Revolving Facility and A/R Facility or if we enter into new debt facilities or finance lease arrangements.
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

Results of Operations
We have one operating segment, which is also our reportable segment. The following table sets forth our condensed consolidated results for the periods presented. Our 2026 results incorporate a full nine months of combined operations, whereas our 2025 results include the Legacy Teads business only from the Acquisition date of February 3, 2025, through September 30, 2025 for the year-to-date period. Because the prior year nine-month period includes the results of the acquired business for only a portion of the nine-month period, the financial information presented for the nine months ended September 30, 2026 is not directly comparable to the corresponding prior year period. Conversely, the financial information presented for the three months ended September 30, 2026 and 2025 is directly comparable, as both quarterly periods reflect a full three months of consolidated operations following the Acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Revenue	$235,073	$318,772	$785,645	$948,225
Traffic acquisition costs	148,039	188,230	467,348	570,392
Other cost of revenue	26,167	24,794	78,214	69,171
Gross profit	60,867	105,748	240,083	308,662

Gross profit margin	25.9%	33.2%	30.6%	32.6%

Total operating expenses	369,027	112,028	585,698	361,637
Loss from operations	(308,160)	(6,280)	(345,615)	(52,975)
Total other (expense) income, net	(17,380)	(18,078)	(54,878)	(59,491)
Loss before income taxes	(325,540)	(24,358)	(400,493)	(112,466)
(Benefit) provision for income taxes	(72)	(4,668)	6,240	(23,620)
Net loss	$(325,468)	$(19,690)	$(406,733)	$(88,846)

Net loss as a percentage of gross profit	(534.7)%	(18.6)%	(169.4)%	(28.8)%

Non-GAAP Financial Measures:
Ex-TAC Gross Profit (1)	$93,465	$130,542	$324,728	$377,833
Adjusted EBITDA(1)	$(8,097)	$19,171	$(350)	$56,836
Adjusted EBITDA as a percentage of Ex-TAC Gross Profit (1)	(8.7)%	14.7%	(0.1)%	15.0%
______________________
(1)Ex-TAC Gross Profit, Adjusted EBITDA and Adjusted EBITDA as a percentage of Ex-TAC Gross Profit are non-GAAP financial measures. See “Non-GAAP Reconciliations” in this Report for definitions and limitations of these measures, and reconciliations to the comparable U.S. GAAP financial measures.
Three and Nine Months Ended September 30, 2026 Compared to Three and Nine Months Ended September 30, 2025
Revenue
Revenue for the three months ended September 30, 2026 decreased $83.7 million, or 26.3%, to $235.1 million, from $318.8 million for the three months ended September 30, 2025. Revenue for the nine months ended September 30, 2026 decreased $162.6 million, or 17.1%, to $785.6 million, from $948.2 million for the nine months ended September 30, 2025.
These decreases for the three and nine months ended September 30, 2026 compared to the corresponding prior periods were primarily driven by lower revenue from our Direct Response & SME advertisers, reflecting changing search and open-web traffic dynamics, including lower publisher traffic and available advertising impressions. These decreases were partially offset by continued growth in our CTV offerings. The decrease for the nine-month period was also partially offset by the inclusion of an additional month of consolidated results in 2026 compared to 2025, as the Acquisition was completed on February 3, 2025.
Revenue for the three months ended September 30, 2026 included net unfavorable foreign currency effects of approximately $1.5 million, and on a constant currency basis, revenue decreased $82.2 million, or 25.8%, compared to the corresponding prior year period. Revenue for the nine months ended September 30, 2026 included net favorable foreign currency effects of approximately $9.5 million, and on a constant currency basis, revenue decreased $172.1 million, or 18.2%, compared to the corresponding prior year period.
See “Non-GAAP Reconciliations” for information regarding the constant currency measures provided in this discussion and below to supplement our reported results.
Cost of Revenue and Gross Profit
Traffic acquisition costs (“TAC”) — decreased $40.2 million, or 21.4%, to $148.0 million for the three months ended September 30, 2026, from $188.2 million for the three months ended September 30, 2025. TAC decreased $103.1 million, or 18.1%, to $467.3 million for the nine months ended September 30, 2026, from $570.4 million for the nine months ended September 30, 2025. These decreases were primarily driven by lower revenue and a favorable change in revenue mix toward higher-margin offerings, partially offset by the $6.4 million non-cash impairment of a publisher commercial agreement asset and guaranteed minimum payments.
As a percentage of revenue, TAC increased to 63.0% for the three months ended September 30, 2026, from 59.0% for the three months ended September 30, 2025, primarily as a result of the $6.4 million non-cash impairment of a publisher commercial agreement asset. As a percentage of revenue, TAC decreased to 59.5% for the nine months ended September 30, 2026 from 60.2% for the nine months ended September 30, 2025.
TAC for the three months ended September 30, 2026 included net favorable foreign currency effects of approximately $0.8 million, and on a constant currency basis, TAC decreased $39.4 million, or 20.9%, compared to the corresponding prior year period. TAC for the nine months ended September 30, 2026 included net unfavorable foreign currency effects of approximately $5.1 million and on a constant currency basis, TAC decreased $108.2 million, or 19.0%, compared to the corresponding prior year period.
Other cost of revenue — increased $1.4 million, or 5.6%, to $26.2 million for the three months ended September 30, 2026, compared to $24.8 million in the prior year period. The increase was primarily driven by higher technology costs associated with our expanded platform. As a percentage of revenue, other cost of revenue increased to 11.1% for the three months ended September 30, 2026, from 7.8% for the three months ended September 30, 2025.
Other cost of revenue increased $9.0 million, or 13.0%, to $78.2 million for the nine months ended September 30, 2026 compared to $69.2 million in the prior period. The increase was primarily driven by the inclusion of an additional month of consolidated operations in 2026 compared to 2025, higher technology costs associated with our expanded platform and higher amortization expense of approximately $1.4 million. As a percentage of revenue, other cost of revenue increased to 10.0% for the nine months ended September 30, 2026, from 7.3% for the nine months ended September 30, 2025.
Gross profit — decreased $44.8 million, or 42.4%, to $60.9 million for the three months ended September 30, 2026, compared to $105.7 million for the three months ended September 30, 2025. Gross profit decreased $68.5 million, or 22.2%, to $240.1 million for the nine months ended September 30, 2026, compared to $308.7 million for the nine months ended September 30, 2025.
Gross profit margin — decreased 7.3 percentage points to 25.9% for the three months ended September 30, 2026, compared to 33.2% for the three months ended September 30, 2025 primarily driven by a $6.4 million non-cash impairment of a publisher commercial agreement asset that increased TAC as a percentage of revenue combined with higher technology costs from our expanded platform that increased other cost of revenue. Gross profit margin decreased 2.0 percentage points to 30.6% for the nine months ended September 30, 2026, compared to 32.6% for the nine months ended September 30, 2025 due to higher technology costs, increased amortization expense, and an extra month of consolidated operations, which outpaced a modest reduction in TAC as a percentage of revenue.
Ex-TAC Gross Profit
Our Ex-TAC Gross Profit decreased $37.0 million, or 28.4%, to $93.5 million for the three months ended September 30, 2026, from $130.5 million for the three months ended September 30, 2025. Our Ex-TAC Gross Profit decreased $53.1 million, or 14.1%, to $324.7 million for the nine months ended September 30, 2026, from $377.8 million for the nine months ended September 30, 2025. The decreases were primarily driven by lower revenue, partially offset by the corresponding decreases in TAC. The nine-month decrease was also partially offset by the inclusion of an additional month of consolidated results in 2026 compared to 2025. See “Non-GAAP Reconciliations” for the related definition and reconciliations to gross profit.
Operating Expenses
Operating expenses increased $257.0 million, or 229.5%, to $369.0 million for the three months ended September 30, 2026, from $112.0 million for the three months ended September 30, 2025. The increase was primarily driven by the following factors:
•Goodwill impairment charges — non-cash goodwill impairment charge of $272.4 million recognized during the three months ended September 30, 2026 as a result of continued weakness primarily due to changing search and open-web traffic dynamics, including lower publisher traffic and available advertising impressions, which led us to reduce projected revenue and profitability and extend the anticipated recovery period. These developments constituted a triggering event, prompting an interim goodwill impairment assessment as of September 30, 2026 that indicated the reporting unit’s carrying value exceeded its fair value.
partially offset by,
•General and administrative expenses — decreased $8.7 million from $32.0 million for the three months ended September 30, 2025, to $23.3 million for the three months ended September 30, 2026 driven by a $2.4 million decrease in strategic, transaction and integration-related costs, a $2.1 million decrease in bad debt expense, a $1.9 million decrease in non-income tax expense, and a $1.0 million decrease in employee-related incentive compensation costs; and
•Sales and marketing expenses — decreased $6.2 million from $68.7 million for the three months ended September 30, 2025, to $62.5 million for the three months ended September 30, 2026 driven by lower employee-related expenses as a result of headcount reductions and cost efficiencies achieved through the integration of our global operations.
Operating expenses for the three months ended September 30, 2026, included net favorable foreign currency effects of approximately $6.8 million, and on a constant currency basis, operating expenses increased $263.8 million, or 235.5%, compared to the corresponding prior year period.
Operating expenses increased $224.1 million, or 62.0%, to $585.7 million for the nine months ended September 30, 2026 compared to $361.6 million for the nine months ended September 30, 2025. The increase was primarily driven by the following factors:
•Goodwill impairment charges — non-cash goodwill impairment charge of $272.4 million recognized during the nine months ended September 30, 2026 as a result of continued weakness primarily due to changing search and open-web traffic dynamics, including lower publisher traffic and available advertising impressions, which led us to reduce projected revenue and profitability and extend the anticipated recovery period. These developments constituted a triggering event, prompting an interim goodwill impairment assessment as of September 30, 2026 that indicated the reporting unit’s carrying value exceeded its fair value.
partially offset by,
•General and administrative expenses — decreased $18.1 million from $96.3 million during the nine months ended September 30, 2025 to $78.2 million during the nine months ended September 30, 2026, driven by strategic, transaction and integration-related costs which decreased $21.4 million during the nine months ended September 30, 2026 compared to the prior year period. This decrease was partially offset by a $1.2 million increase in bad debt expense and a $0.9 million increase in non-income tax expense;
•Intangible asset impairment charges — the absence in 2026 of $15.6 million in impairment charges recorded in the first quarter of 2025 related to the discontinuation of a legacy video product offering;
•Restructuring charges — decreased $6.3 million compared to the nine months ended September 30, 2025. The actions associated with the Strategic Plan have been substantially completed, subject to the completion of certain actions governed by local law and consultation requirements;
•Research and development expenses — decreased $5.5 million compared to the nine months ended September 30, 2025, primarily due to lower employee-related costs, resulting from higher capitalization of internal labor costs toward qualifying development activities, partially offset by foreign currency translation impacts and an additional month of base operating costs resulting from a full nine months of consolidated operations in 2026 compared to eight months in 2025; and
•Sales and marketing expenses — decreased $2.9 million compared to the nine months ended September 30, 2025, primarily driven by $7.4 million lower employee-related expenses as a result of headcount reductions and cost efficiencies achieved through the integration of our global operations, partially offset by $3.0 million additional amortization of acquired intangible assets.
Operating expenses for the nine months ended September 30, 2026, included net unfavorable foreign currency effects of approximately $10.6 million, and on a constant currency basis, operating expenses increased $213.5 million, or 59.0%, compared to the corresponding prior year period.

Other (Expense) Income, Net
Other (expense) income, net improved $0.7 million, or 3.9%, to $(17.4) million for the three months ended September 30, 2026, from $(18.1) million for the three months ended September 30, 2025.
Other (expense) income, net improved $4.6 million, or 7.8%, to $(54.9) million for the nine months ended September 30, 2026, from $(59.5) million for the nine months ended September 30, 2025. The improvement is primarily attributable to a $5.5 million decrease in interest expense. The decrease in interest expense reflected the absence in 2026 of $13.3 million in fees and interest related to the $625 million senior secured bridge term loan credit facility (the “Bridge Facility”) which was incurred and repaid during February 2025 in connection with financing the Acquisition. This decrease was partially offset by a $7.7 million increase in interest expense related to the Senior Secured Notes. Interest expense for the Senior Secured Notes was $50.6 million for the nine months ended September 30, 2026, compared to $42.9 million for the nine months ended September 30, 2025, reflecting a full nine months of interest expense and amortization of related debt discount and deferred financing costs in 2026, compared to a partial period in 2025. The improvement was also partially offset by the absence in 2026 of the $1.2 million gain on the repurchase of long-term debt recognized during the second quarter of 2025.
(Benefit) Provision for Income Taxes
(Benefit) provision for income taxes was $(0.1) million and $6.2 million for the three and nine months ended September 30, 2026, respectively, compared to $(4.7) million and $(23.6) million for the three and nine months ended September 30, 2025, respectively. The increases in the provision for income taxes for the three and nine months ended September 30, 2026, as compared to their respective prior year periods, were primarily due to impairment of goodwill and U.S. and various non-U.S. losses for the three and nine months ended September 30, 2026 being subject to valuation allowances.
Our effective tax rate decreased to zero and (1.6)% for the three and nine months ended September 30, 2026, respectively, compared to 19.2% and 21.0% for the three and nine months ended September 30, 2025, respectively. These decreases in effective tax rates for the three and nine months ended September 30, 2026, as compared to their respective prior year periods, were primarily due to impairment of goodwill and pre-tax losses, including U.S. and various non-U.S. losses for the three and nine months ended September 30, 2026 being subject to valuation allowances.
As of September 30, 2026, we are in a three-year cumulative loss position in the U.S. Under applicable accounting guidance, a cumulative loss in recent years represents significant, objective evidence that is difficult to overcome. After weighing all the evidence, we determined that the weight of the objective negative evidence continues to outweigh the positive evidence and we retain the valuation allowance against U.S. federal and state deferred tax assets. The Company will continue to consider existing evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the U.S. In 2026, Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income have been modified to net controlled-foreign-corporation tested income (“NCTI”) and foreign-derived deduction eligible income (“FDDEI”), respectively. The OBBBA provisions did not have a material impact on the Company’s total tax benefit for the nine months ended September 30, 2026.
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
Net Loss
As a result of the foregoing, we recorded net losses of $325.5 million and $406.7 million, respectively, for the three and nine months ended September 30, 2026, as compared to net losses of $19.7 million and $88.8 million, respectively, for the three and nine months ended September 30, 2025. Net losses for the three and nine months ended September 30, 2026 include a non-cash goodwill impairment of $272.4 million.
Adjusted EBITDA
Our Adjusted EBITDA decreased $27.3 million to $(8.1) million for the three months ended September 30, 2026 from $19.2 million for the three months ended September 30, 2025, including net unfavorable foreign currency effects of approximately $1.5 million. Our Adjusted EBITDA decreased $57.2 million to $(0.4) million for the nine months ended September 30, 2026 from $56.8 million for the nine months ended September 30, 2025, including net unfavorable foreign currency effects of approximately $5.8 million. These decreases were primarily driven by the lower revenue and Ex-TAC Gross Profit discussed above, partially offset by lower expenses directly related to our operations. See “Non-GAAP Reconciliations” for the related definitions of Adjusted EBITDA and reconciliations to our net loss.

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
Ex-TAC Gross Profit
Ex-TAC Gross Profit is a non-GAAP financial measure. Gross profit is the most comparable U.S. GAAP measure. In calculating Ex-TAC Gross Profit, we add back other cost of revenue, including the non-cash impairment of a publisher commercial agreement asset, to gross profit. Ex-TAC Gross Profit may fluctuate in the future due to various factors, including, but not limited to, seasonality and changes in the number of media partners and advertisers, advertiser demand or user engagements.
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
The following table presents the reconciliation of Ex-TAC Gross Profit to gross profit, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Revenue	$235,073	$318,772	$785,645	$948,225
Traffic acquisition costs (1)	(148,039)	(188,230)	(467,348)	(570,392)
Other cost of revenue	(26,167)	(24,794)	(78,214)	(69,171)
Gross profit	60,867	105,748	240,083	308,662
Other cost of revenue (1)	32,598	24,794	84,645	69,171
Ex-TAC Gross Profit	$93,465	$130,542	$324,728	$377,833
_____________________
(1)The three and nine months ended September 30, 2026 included $6.4 million non-cash impairment of a publisher commercial agreement asset.
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
The following table presents the reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net loss	$(325,468)	$(19,690)	$(406,733)	$(88,846)
Gain on repurchase of long-term debt	—	—	—	(1,225)
Interest expense	17,407	17,084	52,233	57,732
Other expense (income) and interest income, net	(27)	994	2,645	2,984
(Benefit) provision for income taxes	(72)	(4,668)	6,240	(23,620)
Depreciation and amortization	17,841	17,497	52,822	48,707
Stock-based compensation	1,744	3,641	6,175	10,372
Acquisition and integration costs	1,266	3,656	4,115	25,508
Restructuring charges	349	657	3,290	9,610
Impairment of intangible assets	—	—	—	15,614
Impairment of goodwill	272,432	—	272,432	—
Impairment of publisher commercial agreement asset	6,431	—	6,431	—
Adjusted EBITDA	$(8,097)	$19,171	$(350)	$56,836

Net loss as % of gross profit	(534.7)%	(18.6)%	(169.4)%	(28.8)%
Adjusted EBITDA as % of Ex-TAC Gross Profit	(8.7)%	14.7%	(0.1)%	15.0%
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
The following table presents the reconciliation of free cash flow to net cash (used in) provided by operating activities:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net cash (used in) provided by operating activities	$(53,588)	$344
Purchases of property and equipment	(2,349)	(4,853)
Capitalized software development costs	(15,071)	(12,020)
Free cash flow	$(71,008)	$(16,529)
Direct acquisition costs	—	19,918
Adjusted free cash flow	$(71,008)	$3,389

LIQUIDITY AND CAPITAL RESOURCES
We regularly evaluate our cash requirements for operations, commitments, development activities and capital expenditures and manage our liquidity in a manner consistent with our corporate priorities.
We have experienced significant disruption and competitive pressures in our industry driven by an evolution in media consumption and consumer behavior trends, including the proliferation of social media properties, streaming services and other platforms, as well as the adoption of AI. These factors have negatively impacted our business, including our stock price, as described under “—Generative AI and Publisher Traffic Trends” above.
As of September 30, 2026, the Company had an accumulated deficit of $318.2 million compared to accumulated equity of $95.4 million at December 31, 2025. For the nine months ended September 30, 2026, the Company incurred a net loss of $406.7 million, compared to net loss of $88.8 million for the nine months ended September 30, 2025, and $53.6 million of cash used in operating activities compared to cash provided by operations of $0.3 million for the nine months ended September 30, 2025. The net loss included a non-cash goodwill impairment charge recorded in the third quarter of 2026. Refer to Note 4, Goodwill and Intangible Assets, to the accompanying condensed consolidated financial statements for additional information regarding the goodwill impairment.
In August 2026, certain credit ratings agencies that provide credit ratings of us and our debt, including Fitch Ratings and S&P Global Ratings, took actions to downgrade such ratings. Changes with respect to our corporate and debt credit ratings, like the downgrades that occurred earlier this year, could limit access to or make it more difficult or costly for us to obtain financing on terms favorable to us or at all.
Our liquidity depends on operating performance, the timing and collectability of receivables from advertisers, payments to media partners, debt service and other contractual cash requirements. The closing of the A/R Facility in September 2026 provides an additional source of liquidity, but borrowing availability is subject to a borrowing base which fluctuates and a minimum liquidity covenant (see “—Sources of Liquidity”). Refer to Note 8, Debt Obligations, to the accompanying condensed consolidated financial statements for additional information. We continue to actively evaluate our capital structure and intend to engage with our stakeholders to explore transactions to strengthen our balance sheet and reduce our leverage and interest expense, however the success of these plans is not entirely within our control. Additionally, we have executed and continue to identify and implement further cost-savings initiatives and restructurings to proactively manage our liquidity and seek to optimize operations, and have engaged advisors for this purpose. We have identified areas where we will implement cost savings and restructure our business, including workforce scale and efficiency initiatives. Based on our current operating forecast and stated plans that are within our control, we believe that our cash and cash equivalents, expected operating cash flows and available borrowing capacity under our financing arrangements, will be sufficient to meet our obligations as they become due for at least the next 12 months.
However, due to the continued industry pressures and volatility in the business, our assessment is inherently subjective, judgment-based and subject to various risks and uncertainties. Therefore, there can be no certainty that our plans will be successful. Absent acting on the plans described above, we will require additional liquidity to continue our operations over the next 12 months.
Sources of Liquidity
Our primary sources of liquidity include cash receipts from advertisers, cash and cash equivalents, and available borrowing capacity under our A/R Facility and 2025 Revolving Facility.
As of September 30, 2026, we had cash and cash equivalents of $90.3 million and no short-term investments. Additional borrowing availability was $25.0 million under our 2025 Revolving Facility and $29.1 million under our A/R Facility, subject to applicable borrowing-base requirements, covenant limitations and other contractual conditions. Subsequent borrowings under the A/R Facility and the 2025 Revolving Facility, and repayment of the 2025 Revolving Facility, are described below.
As of September 30, 2026, approximately $58.9 million of our cash was held by non-U.S. subsidiaries. The Company’s previously undistributed earnings of foreign subsidiaries are not indefinitely reinvested due to current U.S. funding needs. At September 30, 2026, we had a deferred tax liability of $8.6 million associated with the expected tax consequences of future distributions of foreign earnings, including amounts related to cash and cash equivalents held outside the United States.
We have historically experienced higher cash collections during the first quarter due to seasonally strong fourth quarter sales, which typically reduces working capital requirements during that period. We expect this seasonal pattern to continue, subject to operating performance and customer payment timing. Our operating cash flows are also affected by semi-annual interest payments on our Senior Secured Notes in February and August. During the nine months ended September 30, 2026, these payments totaled $62.8 million compared with $32.1 million in the corresponding prior-year period. The 2026 period included payments in February and August, while the 2025 period included only the first semi-annual payment in August, following issuance of the Senior Secured Notes in February 2025.
A/R Facility
On September 30, 2026, certain of our subsidiaries entered into the A/R Facility, which is scheduled to terminate on September 30, 2030, subject to earlier termination, including if more than $35.0 million of the Senior Secured Notes remains outstanding 90 days prior to their maturity and liquidity, as defined in the A/R Facility, at that time is not sufficient to repay those Senior Secured Notes in full. The maximum availability under the A/R Facility is limited by eligible accounts receivable balances, as defined under the terms of the A/R Facility, and we expect our availability under the A/R Facility to fluctuate as those balances change. As of September 30, 2026, the maximum availability and the amount outstanding under the A/R Facility were approximately $60.0 million and $30.9 million, respectively. On October 1, 2026, we borrowed an additional €17.5 million and £3.0 million (approximately $23.7 million) under the A/R Facility. The A/R Facility requires us to maintain consolidated liquidity of at least $50.0 million at all times. A failure to comply with this requirement would permit the lenders to cease funding and to accelerate amounts outstanding under the A/R Facility. See Note 8, Debt Obligations, to the accompanying condensed consolidated financial statements.
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
The 2025 Revolving Facility includes a springing financial covenant requiring compliance with a maximum senior secured net leverage ratio when outstanding revolving loans and certain letter of credit obligations exceed 40% of the revolving commitments as of the end of a fiscal quarter. At September 30, 2026, additional borrowing availability was limited to $25.0 million after accounting for the $15.0 million outstanding balance and applicable covenant limitations. As of September 30, 2026, outstanding borrowings were $15.0 million, which we repaid in full on October 6, 2026. On October 22, 2026, we borrowed $40.0 million under the 2025 Revolving Facility. Following this borrowing, outstanding borrowings under the 2025 Revolving Facility equaled 40% of the revolving commitments, the level above which the springing financial covenant would be tested as of the end of a fiscal quarter. The Company was in compliance with all applicable covenants as of September 30, 2026.
See Note 8, Debt Obligations, to the accompanying condensed consolidated financial statements for additional information regarding the terms of the 2025 Revolving Facility.
Material Cash Requirements
We plan to meet our liquidity needs through available cash, cash generated from operations and available borrowing capacity under our A/R Facility and the 2025 Revolving Facility.
Our primary uses of liquidity include payments to media partners, operating expenses, capital expenditures, and interest payments on our debt. Our arrangements with media partners are generally based on variable bids tied to impressions or may include guaranteed minimum payments if specified performance targets are achieved, and in certain cases include revenue-sharing arrangements.
As of September 30, 2026, approximately $628.2 million aggregate principal amount of Senior Secured Notes was outstanding, maturing on February 15, 2030. Annual cash interest requirements on the Senior Secured Notes are approximately $62.8 million, payable semi-annually in February and August. We also have contractual obligations for principal and interest payments under the A/R Facility, and borrowings under the A/R Facility may be required to be repaid prior to its scheduled termination if the borrowing base declines below the amount outstanding or an amortization event occurs. The $15.0 million outstanding under the 2025 Revolving Facility at September 30, 2026 was repaid on October 6, 2026, and on October 22, 2026, we borrowed $40.0 million under the 2025 Revolving Facility. We were in compliance with all applicable covenants as of September 30, 2026.
In addition, the Company’s French subsidiary, Teads France SAS (“Teads France”), previously maintained a short-term overdraft facility with HSBC (the “Overdraft Facility”) to fund its working capital needs. In May 2026, the Company commenced a repayment plan with HSBC to fully repay the Overdraft Facility. As of September 30, 2026, approximately $2.8 million (€2.4 million) in borrowings were outstanding under the Overdraft Facility, reflecting payments made during the second and third quarters of 2026. These outstanding borrowings are recorded within short-term debt in the Company’s condensed consolidated balance sheets. Subsequent to quarter-end, in November 2026, the borrowings outstanding under the Overdraft Facility were repaid in full.
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
See Note 8 to the accompanying condensed consolidated financial statements for additional information regarding our debt obligations and other commitments as of September 30, 2026.
Share Repurchases
On December 14, 2022, our Board approved a stock repurchase program authorizing us to repurchase up to $30 million of our Common Stock. There were no shares repurchased under the stock repurchase program during the nine months ended September 30, 2026. As of September 30, 2026, the remaining availability under our $30 million share repurchase program was $6.6 million.
In addition, we periodically withhold shares to satisfy employee tax withholding obligations in connection with the vesting of equity awards. During the three and nine months ended September 30, 2026, the Company withheld 12,356 and 120,826 shares, respectively, with fair values of less than $0.1 million and $0.1 million, respectively, to satisfy employee tax withholding obligations. During the three and nine months ended September 30, 2025, the Company withheld 52,063 and 195,171 shares, respectively, with fair values of $0.1 million and $0.6 million, respectively.
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
In addition, we have obligations under our debt arrangements and operating leases, as well as liabilities related to uncertain tax positions, the timing of which cannot be reasonably estimated.
See Notes 7, 8 and 10 to the accompanying condensed consolidated financial statements for additional information regarding these obligations and commitments.
See Cash Flows below for a discussion of changes in our cash position during the period.

Cash Flows
The following table summarizes the major components of our net cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net cash (used in) provided by operating activities	$(53,588)	$344
Net cash used in investing activities	(6,319)	(545,380)
Net cash provided by financing activities	23,570	585,358
Effect of exchange rate changes	748	1,834
Net (decrease) increase in cash, cash equivalents and restricted cash	$(35,589)	$42,156
Operating Activities
Net cash from operating activities decreased $53.9 million, from $0.3 million provided in the nine months ended September 30, 2025 to $53.6 million used in the nine months ended September 30, 2026. The decrease reflected a higher net loss after adjustments for non-cash items and less favorable changes in working capital. Changes in accounts payable, accrued expenses and other current liabilities used $54.8 million more cash than in the prior-year period, due in part to the timing of semiannual interest payments on our Senior Secured Notes. Cash paid for interest includes $62.8 million of semi-annual interest payments on our Senior Secured Notes in the current period compared to $32.1 million in the prior period. This was partially offset by $36.9 million of additional cash provided by changes in accounts receivable.
Investing Activities
Net cash used in investing activities decreased $539.1 million, from net cash used of $545.4 million for the nine months ended September 30, 2025 to net cash used of $6.3 million for the nine months ended September 30, 2026. The decrease was primarily attributable to the absence in 2026 of $598.3 million of cash consideration paid, net of cash acquired, in connection with the Acquisition. This decrease was partially offset by a $59.2 million decrease in net proceeds from sales, maturities and purchases of marketable securities.
Financing Activities
Net cash provided by financing activities decreased $561.8 million, from net cash provided of $585.4 million for the nine months ended September 30, 2025 to net cash provided of $23.6 million for the nine months ended September 30, 2026. Financing cash flows in 2026 primarily reflected $30.9 million of proceeds from the A/R Facility and $15.0 million of proceeds from the 2025 Revolving Facility, partially offset by $14.6 million of net repayments of bank overdrafts and $7.6 million of deferred financing and debt issuance cost payments. Financing cash flows in 2025 primarily reflected $625.3 million of proceeds from the issuance of the Senior Secured Notes, partially offset by $31.0 million of deferred financing and debt issuance cost payments and $7.7 million of repayments of long-term debt. The 2025 period also included $625.0 million of proceeds from the Bridge Facility and the corresponding $625.0 million repayment.
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
During the third quarter of 2026, continued weakness primarily due to changing search and open-web traffic dynamics, including lower publisher traffic and available advertising impressions, led us to reduce projected revenue and profitability and extend the anticipated recovery period. These developments constituted a triggering event, prompting an interim impairment assessment as of September 30, 2026. We evaluated our long-lived assets for impairment under ASC 360, “Property, Plant and Equipment,” prior to testing goodwill. A recoverability test performed as of September 30, 2026, determined that estimated undiscounted future cash flows exceeded the asset group’s carrying value. Consequently, the long-lived assets were deemed recoverable, and no impairment was recognized. We then conducted a quantitative goodwill impairment test during the third quarter of 2026 and estimated the fair value of our single reporting unit using a discounted cash flow model under the income approach. For this assessment, the reporting unit's carrying amount was determined on an invested-capital basis, differing from consolidated stockholders’ equity of approximately $(46) million immediately prior to impairment. Because the carrying amount exceeded estimated fair value, we recognized a non‑cash goodwill impairment charge of $272.4 million for the three and nine months ended September 30, 2026, fully impairing our remaining goodwill balance to zero.
Other than as described above, there have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2025 Form 10-K.
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
Foreign Currency Risk
Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates related to our operations and intercompany transactions. Our primary foreign currency exposures are to Euros, the New Israeli Shekel, and the British Pound Sterling, among other currencies. Our operating expenses are generally denominated in the currencies in which our operations are located. Foreign currency fluctuations may impact the remeasurement of balances that are denominated in different currencies than the functional currencies of our subsidiaries. In addition, changes in the U.S. Dollar against the currencies of the countries in which we operate impact our operating results, as further described in Item 2, “Results of Operations.” The effect of a hypothetical 10% increase or decrease in our weighted-average exchange rates on our revenue, cost of revenue and operating expenses denominated in foreign currencies would result in a less than $0.1 million unfavorable or favorable change to our operating income for the three months ended September 30, 2026 and a $1.8 million unfavorable or favorable change to our operating income for the nine months ended September 30, 2026.
We evaluate periodically the various currencies to which we are exposed and we are a party to, and may from time to time enter into additional foreign currency forward exchange contracts to manage our foreign currency risk and reduce the potential adverse impact from the appreciation or the depreciation of our non-U.S. dollar-denominated operations, as appropriate.
Interest Rate Risk
Our exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States and abroad. Our exposure to market risk for changes in interest rates relates primarily to any current or future borrowings under our debt obligations. Debt obligations recorded on our condensed consolidated balance sheet as of September 30, 2026 include:
•our Senior Secured Notes with a principal value of $628.2 million, which bear a fixed rate of interest at 10.000% per annum;
•our A/R Facility which is subject to interest charges for drawn commitments denominated in U.S. Dollars, Euros or Sterling, respectively, at the three-month Term SOFR, three-month EURIBOR or daily SONIA, plus 5.15% per annum, with Term SOFR and EURIBOR each subject to a 2.50% floor;
•loans under our 2025 Revolving Facility, which bear an interest rate, at the Company’s option, of (x) SOFR, subject to a “zero” floor, plus an interest rate margin of 4.25% per annum or (y) an alternate base rate plus an interest rate margin of 3.25% per annum; and
•the Overdraft Facility, which had outstanding borrowings of $2.8 million as of September 30, 2026. The Overdraft Facility carries a variable rate of interest based on the three-month EURIBOR plus a margin of 1.8%. Subsequent to quarter-end, the borrowings outstanding under the Overdraft Facility were repaid in full.
See Note 8, Debt Obligations—Overdraft Facility, for additional information.
As of September 30, 2026, $15.0 million of borrowings were outstanding under the 2025 Revolving Facility, $30.9 million of borrowings were outstanding under the A/R Facility and $2.8 million of borrowings were outstanding under the Overdraft Facility. We have estimated that a 100-basis point change in interest rates across our total outstanding variable-rate borrowings would have an estimated impact of approximately $0.5 million on our annual interest expense.
Subsequent to September 30, 2026, total borrowings outstanding under the 2025 Revolving Facility and the A/R Facility were $40.0 million and approximately $54.6 million, respectively. We have estimated that a 100-basis point change in interest rates on this total variable-rate borrowings would have an estimated impact of approximately $0.9 million on our annual interest expense.
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

Credit Risk
Financial instruments that subject us to concentration of credit risk are cash and cash equivalents, investments and receivables. As part of our ongoing procedures, we monitor the credit levels and the financial condition of our customers in order to minimize our credit risk and require certain customers with higher potential credit risk to prepay for their campaigns. See Item 1A, “Risk Factors” in our 2025 Form 10-K under “We are subject to payment-related risks that may adversely affect our business, working capital, financial condition and results of operations.” We generally do not factor our accounts receivable, nor do we maintain credit insurance to manage the risk of credit loss. Certain of our accounts receivable are pledged as collateral for borrowings under the A/R Facility, and we continue to bear the credit risk on those accounts receivable. See Note 8, Debt Obligations, to the accompanying condensed consolidated financial statements. We are also exposed to a risk that the counterparty to our foreign currency forward exchange contracts will fail to meet its contractual obligations. In order to mitigate this risk, we perform an evaluation of our counterparty credit risk and our forward contracts have a term of no more than 18 months.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (“certifying officers”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our certifying officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of the Company’s 2025 Form 10-K, which is incorporated herein by reference, as updated by Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, other than as provided below.
Risks Related to Teads and Teads’ Industry
If we fail to regain compliance with the continued listing requirements of Nasdaq, the Common Stock may be delisted, which could adversely affect its market liquidity and market price.
To maintain the listing of the Common Stock on Nasdaq, we are required to meet certain listing requirements, including Nasdaq’s Listing Rule 5450(a)(1), which requires us to maintain a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”). As previously disclosed, on August 11, 2026, we received notice from Nasdaq that we were not in compliance with the Minimum Bid Price Requirement, and in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have an initial period of 180 calendar days, or until February 8, 2027 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Common Stock must be at least $1.00 per share for a minimum of ten consecutive business days before the Compliance Date. We do not expect to be eligible for an additional 180-day compliance period, and we expect to effect a reverse stock split, which has already been authorized by our stockholders. However, a reverse stock split may not result in a sustained increase in the market price of the Common Stock, and there can be no assurance that we will regain compliance with the Minimum Bid Price Requirement or maintain compliance with the other requirements for listing the Common Stock on Nasdaq. If we are unable to satisfy the Nasdaq criteria for continued listing, the Common Stock would be subject to delisting, which could negatively impact us by, among other things, (i) reducing the liquidity and market price of the Common Stock; (ii) reducing the number of investors willing to hold or acquire the Common Stock, which could negatively impact our ability to raise equity financing; (iii) decreasing the amount of news and analyst coverage of us; (iv) limiting our ability to issue additional securities or obtain additional financing in the future; (v) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (vi) impairing our ability to provide equity incentives to our employees. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.
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
In addition, we may from time to time withhold shares in connection with tax obligations related to vesting of restricted stock units in accordance with the terms of our equity incentive plans and the underlying award agreements. The below table sets forth the repurchases of our Common Stock for the three months ended September 30, 2026:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 2026	—	$—	—	$6,615
August 2026	—	$—	—	$6,615
September 2026	12,356	$0.50	—	$6,615
TOTAL	12,356		—
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
Item 5. Other Information.
(a) As previously reported, Jason Kiviat will cease serving as our CFO effective November 10, 2026, at which point Michael Coyle will assume the role. In connection with Mr. Kiviat’s transition from the CFO role, the Company entered into a separation and transition agreement with Mr. Kiviat (the “Agreement”), dated November 9, 2026, pursuant to which Mr. Kiviat, after ceasing to serve as our CFO, will continue as a senior advisor providing transition services through his separation from employment with the Company, which is expected to occur on June 30, 2027. While employed by the Company, Mr. Kiviat will continue to receive his base salary and his outstanding equity awards will vest on their ordinary schedule.
The Company has continued to focus on strengthening its balance sheet, and with the volatility in our business, the Company is also focused on maintaining appropriate levels of liquidity as it executes on strategic initiatives and cost reduction measures to optimize operations. Mr. Kiviat was instrumental in designing, structuring and executing on our $125.0 million non-recourse accounts receivable financing facility (the “A/R Facility”), which closed on September 30, 2026. Further, Mr. Kiviat’s support in transitioning the CFO role is expected to be beneficial to the Company. In recognition of Mr. Kiviat’s role in the consummation of the A/R Facility and the Company’s desire to continue to benefit from Mr. Kiviat’s services, under the Agreement, Mr. Kiviat will be paid a one-time bonus of $250,000 to be paid following his cessation of service as CFO, which is subject to an after-tax clawback if Mr. Kiviat resigns prior to June 30, 2027. Further, if Mr. Kiviat’s employment is terminated by the Company without cause prior to June 30, 2027, then Mr. Kiviat would receive his base salary and continued health insurance benefits through June 30, 2027. The Agreement includes a release of claims from Mr. Kiviat and acknowledgement of his restrictive covenant obligations.
(b) None.
(c) During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Engagement Letter, dated September 29, 2026, between the Company and Stuart Kovensky
10.2
Credit and Security Agreement, dated as of September 30, 2026, among FF Cayman AR Ltd, as borrower, FF Malta AR Ltd., as borrower, OT Midco Inc., as master servicer, FIS Capital Markets UK Limited, as reporting services provider, each of the lenders from time to time party thereto and Sound Point Agency LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 5, 2026).

10.3
U.S. Sale and Contribution Agreement, dated as of September 30, 2026, among FF Cayman AR Ltd, as buyer, OT Midco Inc., as master servicer, FF Cayman Holdings Ltd., as intermediate transferor, and Teads, Inc., as originator (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on October 5, 2026).

10.4
U.K. Purchase and Sale Agreement, dated as of September 30, 2026, among FF Malta AR Ltd., as buyer, Outbrain UK Limited, as originator, Teads Limited, as originator, and OT Midco Inc., as master servicer (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on October 5, 2026).

10.5
French Purchase and Sale Agreement, dated as of September 30, 2026, among FF Malta AR Ltd., as buyer, Teads France SAS, as originator, and OT Midco Inc., as master servicer (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on October 5, 2026).

10.6
Italian Purchase and Sale Agreement, dated as of September 30, 2026, among FF Malta AR Ltd., as buyer, Teads Italia S.r.l., as originator, and OT Midco Inc., as master servicer (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on October 5, 2026).

10.7
Performance Guaranty, dated as of September 30, 2026, by Teads Holding Co., as performance guarantor, in favor of Sound Point Agency LLC, as administrative agent (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on October 5, 2026).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2026.

TEADS HOLDING CO.

By:	/s/ David Kostman
Name: David Kostman
Title: Chief Executive Officer

By:	/s/ Jason Kiviat
Name: Jason Kiviat
Title: Chief Financial Officer